Form 10QSB
period 2001-06-30
TREASURE MOUNTAIN HOLDINGS INC
filed 2001-08-20
CIK 1139950

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2001

                                       OR

[ ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

                        For the transition period from           to
                                                      ---------- -----------

                        Commission File Number 000-32741

                        TREASURE MOUNTAIN HOLDINGS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                         84-1394211
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                      Identification No.)

                 1390 South 1100 East #204, Salt Lake City, Utah
                 -----------------------------------------------
                      84111 (Address of principal executive
                                    offices)

Registrant's telephone no., including area code:  (801) 322-0253

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    ------

                                       APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                          Outstanding as of August 20, 2001
 -----------------------------          ---------------------------------
 Common Stock, $.001 par value                       937,547


                                TABLE OF CONTENTS
                                -----------------

Heading                                                                                                   Page
                                          PART I.  FINANCIAL INFORMATION                                  ----

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets -- June 30, 2001 and December 31, 2000...............................      4

                  Statements of Operations -- three and six months ended June 30, 2001
                    and 2000 and the period from January 1, 1958 to June 30, 2001.....................      5

                  Statements of Cash Flows -- six months ended June 30, 2001
                    and 2000..........................................................................      6

                  Notes to Financial Statements ......................................................      8

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     11

                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     12

Item 2.      Changes In Securities and Use of Proceeds................................................     12

Item 3.      Defaults Upon Senior Securities..........................................................     13

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     13

Item 5.      Other Information........................................................................     13

Item 6.      Exhibits and Reports on Form 8-K.........................................................     14

             SIGNATURES...............................................................................     15

                                     PART I

Item 1.           Financial Statements

         The following unaudited Financial Statements for the period ended June 30, 2001, have been prepared by the Company.



                        TREASURE MOUNTAIN HOLDINGS, INC.
                          (A Development State Company)

                              FINANCIAL STATEMENTS

                       June 30, 2001 and December 31, 2000



                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                       June 30, 2001 and December 31, 2000



                                     ASSETS
                                     ------
                                                                      Jun 30,       Dec 31,
                                                                       2001          2000
                                                                     ---------    ---------

CURRENT ASSETS

   Cash                                                              $   1,239    $   5,520
                                                                     ---------    ---------

       Total Current Assets                                          $   1,239    $   5,520
                                                                     =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

   Notes payable - related party - Note 3                            $  11,500    $   9,000
   Accrued interest payable - related party - Note 3                       869          574
   Accounts payable                                                       --          3,000
                                                                     ---------    ---------

       Total Current Liabilities                                        12,369       12,574
                                                                     ---------    ---------

STOCKHOLDERS' EQUITY

   Common stock
       50,000,000 shares authorized at $0.001 par value;
      937,547 shares issued outstanding                                    938          938

   Capital in excess of par value                                      616,357      616,357

    Deficit accumulated during development stage                      (628,425)    (624,349)
                                                                     ---------    ---------

         Total Stockholders' Deficiency                                (11,130)      (7,054)
                                                                     =========    =========


              The accompanying notes are an integral part of these
                              financial statements.


                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                            STATEMENTS OF OPERATIONS
              For the Three and Six Months Ended June 30, 2001 and
             2000 and the Period January 1, 1958 (date of inception
                     of development stage) to June 30, 2001



                                              Three Months             Six Months
                                              ------------             ----------
                                          Jun 30,     Jun 30,      Jun 30,      Jun 30,          Jan 1, 1958
                                           2001        2000         2001         2000          to Jun 30, 2001
                                        ---------    ---------    ---------    ---------       ---------------


REVENUES                                $    --      $    --      $    --      $    --           $    --

EXPENSES                                    2,816          383        4,076          425           605,650
                                        ---------    ---------    ---------    ---------         ---------

NET LOSS - before other income             (2,816)        (383)      (4,076)        (425)         (605,650)

SETTLEMENT OF DEBT                           --           --           --           --              19,000


NET GAIN (LOSS)                         $  (2,816)   $    (383)   $  (4,076)   $    (425)        $(586,650)
                                        =========    =========    =========    =========         =========



NET LOSS PER COMMON
    SHARE

   Basic                                $    --      $    --      $    --      $    --                --
                                        ---------    ---------    ---------    ---------         ---------



AVERAGE OUTSTANDING
     SHARES

    Basic                                 937,547      937,547      937,547      937,547              --
                                        ---------    ---------    ---------    ---------         ---------



              The accompanying notes are an integral part of these
                             financial statements.


                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
             For the Six Months Ended June 30, 2001 and 2000 and the
 Period January 1, 1958 (date of inception of development stage) to June 30, 2001



                                                               Jun 30,                Jun 30,            Jan 1, 1958 to
                                                                2001                   2000               Jun 30, 2001
                                                             ---------              ---------              ---------

CASH FLOWS FROM
   OPERATING ACTIVITIES


   Net loss                                                  $  (4,076)             $    (425)             $(586,650)


       Adjustments to reconcile net loss to
       net cash provided by operating activities

              Settlement of debt                                  --                     --                  (19,000)
              Changes in accounts payable                         (205)                  --                   36,369
              Issuance common stock for expenses                  --                     --                  555,520

               Net Cash Used in Operations                      (4,281)                  (425)               (13,761)
                                                             ---------              ---------              ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                             ---------              ---------              ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES

          Proceeds from issuance of common stock                  --                     --                   15,000
                                                             ---------              ---------              ---------


    Net Increase  (Decrease) in Cash                            (4,281)                  (425)                 1,239

   Cash at Beginning of Period                                   5,520                  8,598                   --
                                                             ---------              ---------              ---------

   Cash at End of Period                                     $   1,239              $   8,173              $   1,239
                                                             =========              =========              =========



    The accompanying notes are an integral part of these financial statements


                        TREASURE MOUNTAIN HOLDINGS, INC.
                          ( Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
 Period January 1, 1958 (Date of Inception of development stage) to June 30, 2001

SCHEDULE OF NONCASH OPERATING, INVESTING, AND FINANCING  ACTIVITIES

Issuance of 400 common shares for services - 1969                                       $ 2,000

Issuance of 9,710 common shares for payment  of accounts payable - 1970                  52,074

Issuance of 32,000 common shares for all  outstanding stock of Queen Hills - 1970       160,000

Issuance of 550 common shares for cash and  payment of accounts payable  - 1972           1,375

Issuance of 2,900 common shares for cash and payment of  4,670ts payable - 1973

Issuance of 3,630  common shares for services - 1985                                     18,150

Issuance of 40,331 common shares for all outstanding  stock of Notch Peak Corp - 1985   201,657

Issuance of 22,610,000 common shares for services - 1997                                 30,000

Return of 21,909,000 common shares issued in 1997 for services - 2000                      --


              The accompanying notes are an integral part of these
                             financial statements.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1. ORGANIZATION

The Company was incorporated under the laws of the state of Utah on July 2, 1954 with authorized common stock of 1,000,000 shares at a par value of $.10 with the name "Treasure Mountain Mining Company and on March 21, 1970 the authorized common stock was increased to 10,000,000 shares with a par value of $.10. On February 11, 1997 the name was changed to "Treasure Mountain Holdings, Inc." and the authorized common capital stock was increased to 50,000,000 shares with a par value of $.001. On April 1, 1997 the domicile was changed from the state of Utah to the state of Nevada.

The Company has been engaged in the activity of the development and operations of mining properties and in 1957 operations were abandoned and the Company became inactive. The Company and has been in the developmental stage since that date.

On October 28, 1997 the Company completed a reverse common stock split of one share for 100 shares outstanding and on October 10, 2000 a forward common stock split of two shares for each outstanding share. This report has been prepared showing after stock split shares at $.001 par value from inception.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On June 30, 2001, the Company had a net operating loss carry forward of $277,137. The income tax benefit of $83,141 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover expires in the years from 2001 through 2022.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding after the stock splits.

Financial Instruments

The carrying amounts of financial instruments, including cash and notes payable, are considered by management to be their estimated fair values.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  NOTES PAYABLE - RELATED PARTY

The Company has demand notes payable of $11,500 with 6% interest. The notes can be redeemed by the issuance of common capital stock at $.10 per share at the option of the note holders. Interest has been accrued to June 30, 2001.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


4.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company however the Company does not have the working capital to be successful in this effort and to service its debt.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing which will enable the Company to operate for the coming year.

5.  RELATED PARTY TRANSACTIONS

Related parties have acquired 82% of the outstanding common capital stock.

6.   WARRANTS

On September 27, 2000 the board of directors of the Company approved the issuance of warrants entitling the holders to purchase up to 3,000,000 restricted common shares of the Company at the price of $.25 per share for a term of 18 months from the date the warrant is issued. At the date of this report no warrants had been issued.

7.  CAPITAL STOCK

The Company was incorporated in 1954 and became inactive in 1957. During the following years errors developed in the stock records and therefore the Company issued 14,281 shares to be held in escrow by the transfer agent in the event of any valid claims for shares not recorded in the Company records.

8.  SUBSEQUENT EVENTS

On August 11, 2001 the Company entered into a exclusive worldwide license agreement to market a devise known as "Java Stir" to be used in the coffee industry venues. The terms of the agreement includes a 5% royalty for each 10,000 units sold for a period of 10 years with a minimum royalty of $1,000 a year for the first two years and $1,500 a year for the remaining years.

Item 2.           Management's Discussion and Analysis or Plan of Operations

         The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

         Treasure Mountain Holdings, Inc. (the "Company") was organized in 1954 to engage in the business of mining, milling, processing and marketing various minerals, primarily tungsten. The Company did engage in the mining business for a period of time, however, it became inactive for a period of time. The Company is deemed to be a development stage company with minimal assets.

         Management believes that the Company requires only nominal capital to maintain its corporate viability. Recently, necessary funds have been provided by the Company's officers and directors. Certain costs and expenses associated with the Company's operations and the preparation and filing of its registration statement on Form 10-SB in May 2001, were arranged for by a director of the Company and are represented by notes payable. It is anticipated that some future expenses will be handled in a similar manner. However, unless the Company is able to secure sufficient financing, there is substantial doubt about its ability to continue as a going concern.

         On August 11, 2001, the Company entered into a license agreement whereby the Company acquired a worldwide exclusive license to make, manufacture and market the "Java Stir," a molded plastic stir or swizzle stick to be used specifically with coffee beverages. The Company intends to begin producing and marketing the Java Stir in the near future. See Item 5 below.

         At June 30, 2001 and December 31, 2000, the Company had total assets consisting of cash of $1,239 and $5,520, respectively. Total liabilities at June 30, 2001 and December 31, 2000 were $12,369 and $12,574, respectively, consisting primarily of the notes payable to related party.

         The Company has not had significant operations or revenues for several years. For the three and six month periods ended June 30, 2001, the Company's total expenses were $2,816 and $4,076, respectively, compared to $383 and $425 for of the respective corresponding 2000 periods. The expenses during 2001 are primarily professional fees associated with preparation of requisite financial statements and registration statement for filings with the Securities and Exchange Commission.

         In the opinion of management, inflation has not and will not have a material effect on the operations in the immediate future.

Plan of Operation

         Prior to entering into the license agreement, the Company was actively seeking out and investigating possible business opportunities with the intent to acquire or merge with one or more business ventures. Although the Company may continue to investigate possible merger and acquisition candidates, in the immediate future management will focus on developing a marketing plan for the production and sale of the Java Stir product. However, because the Company currently lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as alternative funding can be arrange. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as business conditions permit such expenditures.

         During the remainder of fiscal year 2001, the Company will endeavor to create a comprehensive business plan for the production and marketing of the Java Stir. Management anticipates that it may need add employees to help in the development of its business plan and ultimate marketing of the product. However, employees will be added only as business conditions warrant and adequate funding is available. Also, as financing becomes available, the Company will perform certain marketing studies and market tests to determine the viability of the product. It is anticipated that the Company could begin marketing the Java Stir by the fourth quarter of 2001.

         Presently, management believes that the Company will need approximately $25,000 to finalize development of the Java Stir and commence marketing. As of the date hereof, the Company has not entered into any agreement or arrangement to secure the requisite funding. There can be no assurance that the Company will be able to obtain such funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

Net Operating Loss

         The Company has accumulated approximately $277,137 of net operating loss carryforwards as of June 30, 2001. The income tax benefit of $83,141 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable as the Company has no operations. The loss carryforward expires in the ears from 2001 through 2022. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.

Risk Factors and Cautionary Statements

         This report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward- looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company search for appropriate business opportunities and subsequently acquire or merge with such entity, to meet its cash and working capital needs, the ability of the Company to maintain its existence as a viable entity, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

                                     PART II

Item 1.           Legal Proceedings

         There are presently no other material pending legal proceedings to which the Company is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2.           Changes In Securities and Use of Proceeds

         Because of certain errors discovered in the Company's past stock issuances, the Company authorized the issuance of 14,291 shares of common stock to be held in escrow by the Company's transfer agent, pending any valid claims for shares not previously recorded on the stock records. On August 14, 2001, the Board of Directors instructed the transfer agent to cancel the share certificate for 14,291 shares and reissue a new certificate in the amount of 14,281 shares, which reduced the total issued and outstanding shares by ten shares. The new share amount is believed to accurately depict what is perceived to the correct potential error in past issuances. Accordingly, as of the date of this report, the Company has issued and outstanding 937,547 shares of common stock.

Item 3.           Defaults Upon Senior Securities

         This Item is not applicable to the Company.

Item 4.           Submission of Matters to a Vote of Security Holders

         This Item is not applicable to the Company.

Item 5.           Other Information

         On August 11, 2001, the Company executed that certain License Agreement whereby the Company acquired the worldwide, exclusive license to make, manufacture, sell, attach a trademark or trade name to, and to exercise incidents of ownership in and to all interests, proprietary rights and improvement in and to the "Java Stir" product. Under the terms of the agreement, the Company paid $500 for such rights and agreed to pay a royalty of 5% of gross revenues for each 10,000 Java Stirs sold by the Company or its designees. The term of the agreement is for ten years. The Company must pay a minimum royalty of $1,000 for each of the first two years of the agreement and $1,500 for each remaining year.

         Java Stir is the only swizzle stick made exclusively for stirring coffee. It consists of a sculptured coffee bean attached to a thin acrylic stick made of ABS plastic. The Java Stir can be custom imprinted on the paddle part, an area approximately 1/2 inch by 1/2 inch, with a company's logo and/or message pursuant to customer specifications. Custom molding is available upon request. The Java Stir will offer a company logo imprinted on the plastic circular diameter (paddle) of the stir stick combined with a gold or silver foil finish for a sharp noticeable finish. The base color of the Java Stir is coffee brown or black.

         Manufacturing

         The Java Stir is made out of a temperature resistant ABS plastic by a process called plastic injection molding. The process involves pushing liquid plastic into a mold under pressure. The mold has cooling channels that cool the mold so it will release the parts. The parts are then released via ejector pins that push the parts out of the mold. The mold currently used by the Company for Java Stir production is a twelve cavity mold with replaceable cores. The Company will be able to change cores on both sides of the mold during the manufacturing process furthering enabling any design variations or custom work. Manufacturing is currently done by Alesco Limited, Hong Kong, China. Alesco has tested the mold and successfully produced finished parts. The production mold is retained and owned by Alesco and was developed by their facilities. The cost of the mold is amortized as part of Alesco's production cost.

         The cost of production based on lots of 12,500 parts are $.01 per stir stick "CIF" (cargo insurance and freight) and the imprinting of a logo or a one color pad print with gold or silver foil. The Company estimates a U.S. duty between 3% to 5%.

         Marketing

         The Company is focusing its efforts on one market in the swizzle stick industry. Traditionally swizzle sticks have made of plastic, glass, sometimes metal, and have been part of objects collected from bars. Ordinarily swizzle sticks bear a brand logo and are an ideal advertising businesses. Traditionally swizzle sticks bear brand or place colors of alcoholic beverages (e.g. whiskey, gin, vodka, rum), soft drinks, cigarettes, air or cruise companies, or even places like bars, restaurants, casinos and discos. Designed at first to be used in cocktails, swizzle sticks often end up in the hands of a collector.

         Management believes that the beverage industry has ignored anything in the area of swizzle sticks for the coffee industry and its venues. The coffee industry, once plague by the high cost of coffee beans, has been experiencing lower prices with the advent of Asian coffee bean exports and keeping prices for its assorted beverages at the same prices. Businesses such as Starbucks, Peets Coffee & Tea, Seattle's Best and the many java hut boutiques have created a trend in the industry towards providing a carefully prepared beverage with prices ranging from $2.50 to $4.50 for the initial serving. A cup of coffee is now sometimes referred to as a "latte," an "espresso" or a "cafe mocha." There is a trend in the coffee industry towards brand recognition. The company is aware of only one other swizzle stick item being offered to coffee venues - a generic plastic stir stick referred to as the "Mr. Coffee Stirs."

         The Company is presently evaluating cost effective methods of displaying its product and concept at key trade shows where major outlets for the coffee industry are in attendance. The Company is also considering submitting the product or variations to compete in industry layout and design awards competition.

         The "Java Stir" also appears on the Internet at www.JavaStir.com as a specialty product and the Company is considering advertising Java Stir by using e-mail target mailings. However, the Company has not conducted any prior test marketing.

         Competition

         The Company is unaware of any product similar to the Java Stir which is currently available to coffee venues. The main competition to Java Stir is the Mr. Coffee Stir Stick. However, management believes that the Java Stir represents a more modern product with the ability to be customized. The ability of the Company to significantly penetrate the market will depend on many factors including, but not limited to, its ability to obtain sufficient capital to enhance and broaden the marketing of the product, to develop new and improved product variations, to obtain and retain necessary management and advisory personnel, and to perfect a comprehensive business plan.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                           Exhibit 10.1     License Agreement

         (b)      Reports on Form 8-K

                  No report on Form 8-K was filed by the Company during the three month period ended June 30, 2001.

                                   SIGNATURES
                                   ----------


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TREASURE MOUNTAIN HOLDINGS, INC.



Date:  August 20, 2001           By:  /S/ GEORGE I. NORMAN, III
                                    --------------------------------------
                                          George I. Norman, III
                                          President, C.E.O. and Director




Date:  August 20, 2001           By:  /S/ LANE CLISSOLD
                                    --------------------------------------
                                          Lane Clissold
                                          Secretary/Treasurer,  and Director
                                         (Principal Accounting Officer)