Form 10QSB
period 2001-09-30
TREASURE MOUNTAIN HOLDINGS INC
filed 2001-10-17
CIK 1139950

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                             ---------- -----------

                        Commission File Number 000-32741

                        TREASURE MOUNTAIN HOLDINGS, INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                NEVADA 84-1394211
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                 1390 South 1100 East #204, Salt Lake City, Utah
                 84111 (Address of principal executive offices)


Registrant's telephone no., including area code:  (801) 322-0253

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                         Outstanding as of September 30, 2001
    -----------------------------          ------------------------------------
    Common Stock, $.001 par value                       937,547



                                                    TABLE OF CONTENTS

Heading                                                                                                    Page
-------                                                                                                    ----
                                            PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets -- September 30, 2001 and December 31, 2000..........................      4

                  Statements  of  Operations  --  three  and nine  months  ended
                    September 30, 2001 and 2000 and the period from
                    January 1, 1958 to September 30, 2001.............................................      5

                  Statements of Cash Flows -- nine months ended September 30, 2001
                    and 2000..........................................................................      6

                  Notes to Financial Statements ......................................................      8

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     11

                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     12

Item 2.      Changes In Securities and Use of Proceeds................................................     12

Item 3.      Defaults Upon Senior Securities..........................................................     12

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     12

Item 5.      Other Information........................................................................     13

Item 6.      Exhibits and Reports on Form 8-K.........................................................     14

             SIGNATURES...............................................................................     15

                                     PART I

Item 1.           Financial Statements

         The following unaudited financial statements for the period ended September 30, 2001 of Treasure Mountain Holdings, Inc., a development stage company (the "Company"), have been prepared by the Company. The accompanying balance sheets at September 30, 2001 and December 31, 2000, related statements of operations and cash flows for the three and nine months ended September 30, 2001 and 2000 and the period January 1, 1958 to September 30, 2001, have been prepared by management and do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                    September 30, 2001 and December 31, 2000

--------------------------------------------------------------------------------

                                                         Sept 30,      Dec 31,
                                                          2001          2000
                                                       ---------    ---------
ASSETS

CURRENT ASSETS

   Cash                                                $  10,834    $   5,520
                                                       ---------    ---------

       Total Current Assets                            $  10,834    $   5,520
                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Notes payable - related parties - Note 3            $  26,500    $   9,000
   Accrued interest payable -
   related party - Note 3                                  1,159          574
   Accounts payable                                         --          3,000
                                                       ---------    ---------

       Total Current Liabilities                          27,659       12,574
                                                       ---------    ---------

STOCKHOLDERS' EQUITY

   Common stock
       50,000,000 shares authorized
       at $0.001 par value;
       937,547 shares issued and outstanding                 938          938

   Capital in excess of par value                        616,357      616,357

    Deficit accumulated during development stage        (634,120)    (624,349)
                                                        ---------    ---------

         Total Stockholders' Deficiency                  (16,825)      (7,054)
                                                        ---------    ---------

                                                       $  10,834    $   5,520
                                                        =========    =========


   The accompanying notes are an integral part of these financial statements.


                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                            STATEMENTS OF OPERATIONS
             For the Three and Nine Months Ended September 30, 2001
           and 2000 and the Period January 1, 1958 (date of inception of development stage) to September 30, 2001

------------------------------------------------------------------------------------------------------------------------------


                                                         Three Months              Nine Months
                                                     Sept 30,   Sept 30,      Sept 30,      Sept 30,            Jan 1, 1958
                                                      2001        2000         2001         2000             to Sept 30, 2001
                                                   ---------    ---------    ---------    ---------          ----------------


REVENUES                                           $    --      $    --      $    --      $    --              $    --

EXPENSES                                               5,695          494        9,771          919              611,345
                                                   ---------    ---------    ---------    ---------            ---------

NET LOSS - before other income                        (5,695)        (494)      (9,771)        (919)            (611,345)

GAIN ON SETTLEMENT                                      --           --           --           --                 19,000
     OF DEBT


NET LOSS                                           $  (5,695)   $    (494)   $  (9,771)   $    (919)           $(592,345)
                                                   =========    =========    =========    =========            =========


NET LOSS PER COMMON
    SHARE

    Basic                                          $    --      $    --      $    --      $    --
                                                   ---------    ---------    ---------    ---------


AVERAGE OUTSTANDING
    SHARES

    Basic                                            937,547      937,547      937,547      937,547
                                                   ---------    ---------    ---------    ---------


   The accompanying notes are an integral part of these financial statements.


                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 2001
                and 2000 and the Period January 1, 1958 (date of
              inception of development stage) to September 30, 2001

----------------------------------------------------------------------------------------------------------------


                                                                    Sept 30,     Sept 30,        Jan 1, 1958 to
                                                                     2001         2000            Sept 30, 2001
                                                                  ---------    ---------         --------------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                       $  (9,771)   $    (919)          $(592,345)

       Adjustments to reconcile net loss to
       net cash provided by operating activities

              Settlement of debt                                       --           --               (19,000)
              Changes in accounts payable                            15,085         --                51,659

          Issuance common stock for expenses                           --           --               555,520

               Net Cash Used in Operations                            5,314         (919)             (4,116)
                                                                  ---------    ---------           ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES                                                          --           --                  --

CASH FLOWS FROM FINANCING
   ACTIVITIES

          Proceeds from issuance of common stock                       --           --                15,000

    Net Increase  (Decrease) in Cash                                  5,314         (919)             10,834

   Cash at Beginning of Period                                        5,520        8,598                --
                                                                  ---------    ---------           ---------

   Cash at End of Period                                          $  10,834    $   7,679           $  10,834
                                                                  =========    =========           =========




    The accompanying notes are an integral part of these financial statements


                                               TREASURE  MOUNTAIN  HOLDINGS, INC.
                                                  ( Development Stage Company)
                                              STATEMENTS OF CASH FLOWS (Continued)
                      Period January 1, 1958 (Date of Inception of development stage) to September 30, 2001

--------------------------------------------------------------------------------------------------------------------------------


SCHEDULE OF NONCASH OPERATING, INVESTING, AND FINANCING  ACTIVITIES

Issuance of 400 common shares for services  - 1969                                                       $ 2,000

Issuance of 9,710 common shares for payment  of accounts payable - 1970                                   52,074

Issuance of 32,000 common shares for all  outstanding stock of Queen Hills - 1970                        160,000

Issuance of 550 common shares for cash and  payment of accounts payable  - 1972                            1,375

Issuance of 2,900 common shares for cash and   payment of accounts payable - 1973                          4,670

Issuance of 3,630  common shares for services - 1985                                                      18,150

Issuance of 40,331 common shares for all outstanding  stock of Notch Peak Corp - 1985                    201,657

Issuance of 22,610,000 common shares for services - 1997                                                  30,000



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

Income Taxes

On September 30, 2001, the Company had a net operating loss carry forward of $282,832. The income tax benefit of approximately $84,850 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover expires in the years from 2001 through 2022.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then the diluted income (loss) per shares is not shown.

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

3.  NOTES PAYABLE - RELATED PARTY

The Company has demand notes payable of $26,500 with 6% interest. The notes and accrued interest can be redeemed by the issuance of common capital stock at $.10 per share at the option of the note holders. Interest has been accrued to September 30, 2001.

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

         The Company was organized in 1954 to engage in the business of mining, milling, processing and marketing various minerals, primarily tungsten. The Company did engage in the mining business for a period of time, but then became inactive. The Company is deemed to be a development stage company with minimal assets.

         Recently, necessary operating funds have been provided by the Company's officers and directors. Certain costs and expenses associated with the Company's operations and the preparation and filing of its registration statement on Form 10-SB in May 2001, were arranged for by a director of the Company and are represented by notes payable. It is anticipated that some future expenses will be handled in a similar manner. However, unless the Company is able to secure sufficient financing, there is substantial doubt about its ability to continue as a going concern.

         On August 11, 2001, the Company entered into a license agreement whereby the Company acquired a worldwide exclusive license to make, manufacture and market the "Java Stir," a molded plastic stir or swizzle stick to be used specifically with coffee beverages. The Company intends to begin producing and marketing the Java Stir in the near future. See Item 5 below.

         At September 30, 2001 and December 31, 2000, the Company had total assets consisting of cash of $10,834 and $5,520, respectively. Total liabilities at September 30, 2001 and December 31, 2000 were $27,659 and $12,574, respectively, consisting primarily of the notes payable to related party.

         The Company has not had significant operations or revenues for several years. For the three and nine month periods ended September 30, 2001, the Company's total expenses were $5,695 and $9,771, respectively, compared to $474 and $919 for the corresponding 2000 periods. The expenses during 2001 are primarily professional fees associated with preparation of the Company's registration statement and periodic filings with the Securities and Exchange Commission.

         In the opinion of management, inflation has not and will not have a material effect on the operations in the immediate future.

Plan of Operation

         Prior to entering into the license agreement, the Company was actively investigating possible business opportunities with the intent to acquire or merge with one or more business ventures. Although the Company may, in the future, consider possible merger and acquisition candidates, management is presently focusing on developing a marketing plan for the production and sale of the Java Stir product. However, because the Company currently lacks adequate funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as alternative funding can be arrange. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the directors will defer any compensation until such time as business conditions permit such expenditures.

         During the remainder of fiscal year 2001, the Company will endeavor to create a comprehensive business plan for the production and marketing of the Java Stir. Management anticipates that it may need to add employees to help in the development of its business plan and ultimate marketing of the product. However, employees will be added only as business conditions warrant and adequate funding is available. Also, as financing becomes available, the Company will perform certain marketing studies and market tests to determine the viability of the product. It is anticipated that the Company could begin marketing the Java Stir by the fourth quarter of 2001.

         Management estimates that the Company will need an additional $15,000 to $20,000 to finalize development of the Java Stir and commence marketing. As of the date hereof, the Company has not entered into any agreement or arrangement to secure the requisite funding. There can be no assurance that the Company will be able to obtain such funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

Net Operating Loss

         The Company has accumulated approximately $282,932 of net operating loss carryforwards as of September 30, 2001. The income tax benefit of $84,850 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable as the Company has no operations. The loss carryforward expires in the years from 2001 through 2022. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.

Risk Factors and Cautionary Statements

         This report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to meet its cash and working capital needs, the ability of the Company to maintain its existence as a viable entity, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

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



Item 5.           Other Information

         On August 11, 2001, the Company executed a License Agreement whereby the Company acquired the worldwide, exclusive license to make, manufacture, sell, attach a trademark or trade name to, and to exercise incidents of ownership in and to all interests, proprietary rights and improvement in and to the "Java Stir" product. Under the terms of the agreement, the Company paid $500 for such rights and agreed to pay a royalty of 5% of gross revenues for each 10,000 Java Stirs sold by the Company or its designees. The term of the agreement is for ten years. The Company must pay a minimum royalty of $1,000 for each of the first two years of the agreement and $1,500 for each remaining year.

         Java Stir is the only swizzle stick made exclusively for stirring coffee. The base color of the Java Stir is coffee brown or black and consists of a sculptured coffee bean attached to a thin acrylic stick made of ABS plastic. The Java Stir can be custom imprinted on the paddle part, an area approximately 1/2 inch by 1/2 inch, with a company's logo and/or message pursuant to customer specifications. Custom molding is available upon request. The Java Stir will offer a company logo imprinted on the plastic circular diameter (paddle) of the stir stick combined with a gold or silver foil finish for a sharp noticeable finish.

         Manufacturing

         The Java Stir is made from a temperature resistant ABS plastic by a process called plastic injection molding. The process involves pushing liquid plastic into a mold under pressure. The mold has cooling channels that cool the mold so it will release the parts. The parts are then released via ejector pins that push the parts out of the mold. The mold currently used by the Company for Java Stir production is a twelve cavity mold with replaceable cores. The Company will be able to change cores on both sides of the mold during the manufacturing process furthering enabling any design variations or custom work. Manufacturing is currently done by Alesco Limited, Hong Kong, China. Alesco has tested the mold and successfully produced finished parts. The production mold is retained and owned by Alesco and was developed by their facilities. The cost of the mold is amortized as part of Alesco's production cost.

         The cost of production based on lots of 12,500 parts are $.01 per stir stick "CIF" (cargo insurance and freight) and the imprinting of a logo or a one color pad print with gold or silver foil. The Company estimates a U.S. duty between 3% to 5%.

         Marketing

         The Company is focusing its efforts on one market in the swizzle stick industry. Traditionally swizzle sticks have made of plastic, glass, sometimes metal, and have been part of objects collected from bars. Ordinarily swizzle sticks bear a brand logo and are ideal advertising businesses. In the past, swizzle sticks bear brand or place colors for alcoholic beverages (e.g. whiskey, gin, vodka, rum), soft drinks, cigarettes, air or cruise companies, or even places like bars, restaurants, casinos and discos. Designed at first to be used in cocktails, swizzle sticks often end up in the hands of a collector.

         Management believes that the beverage industry has traditionally ignored anything in the area of swizzle sticks for the coffee industry and its venues. The coffee industry, once plagued by the high cost of coffee beans, has been experiencing higher margins with the advent of less expensive Asian coffee bean exports. Meanwhile, retail prices for its assorted beverages have remained constant or increased. Successes such as Starbucks, Peets Coffee & Tea, Seattle's Best and the many java hut boutiques have created a transformation in the industry towards providing a carefully prepared beverage with prices ranging from $2.50 to $4.50 for the initial serving. A cup of coffee is now sometimes referred to as a "latte," an "espresso" or a "cafe mocha." There is a trend in the coffee industry towards brand recognition. The company is aware of only one other swizzle stick item being offered to coffee venues - a generic plastic stir stick referred to as the "Mr. Coffee Stirs."

         The Company is presently evaluating cost effective methods of displaying its product and concept at key trade shows where major outlets for the coffee industry are in attendance. The Company is also considering submitting the product or variations to compete in industry layout and design awards competition.

         The "Java Stir" also appears on the Internet at www.JavaStir.com as a specialty product. The Company is considering using different methods of e-mail target mailings. However, the Company has not conducted any prior test marketing.

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

Item 6.           Exhibits and Reports on Form 8-K

         (b)      Reports on Form 8-K

                  No report on Form 8-K was filed by the Company during the three month period ended September 30, 2001.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TREASURE MOUNTAIN HOLDINGS, INC.



Date:  October 17, 2001                 By:  /S/ GEORGE I. NORMAN, III
                                           ------------------------------------
                                                 George I. Norman, III
                                                 President, C.E.O. and Director




Date:   October 17, 2001                By: /S/ LANE CLISSOLD
                                           ------------------------------------
                                                 Lane Clissold
                                                 Secretary/Treasurer,
                                                 and Director
                                                 (Principal Accounting Officer)