Form 10KSB
period 2001-12-31
TREASURE MOUNTAIN HOLDINGS INC
filed 2002-03-06
CIK 1139950

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the Fiscal Year Ended December 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                        Commission File Number 000-32741

                        TREASURE MOUNTAIN HOLDINGS, INC.
                 (Name of small business issuer in its charter)

                   Nevada                              84-1394211
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)             Identification No.)

             1390 South 1100 East # 204, Salt Lake City, Utah 84111
               (Address of principal executive offices) (Zip Code)

Issuer's telephone no.:  (801) 322-0253

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:   Common

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State the issuer's revenues for its most recent fiscal year.  $ -0-

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $ -0- (No reported trades)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                   Outstanding as of February 28, 2002
                  -----                   -----------------------------------
         Common Stock, Par Value                         937,547
             $.001 per share

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

Transitional Small Business Disclosure Format.   Yes [ ]  No [X]

                        TREASURE MOUNTAIN HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                                                          Page
                                     PART I
Item 1.           Description of Business .......................................................            3

Item 2.           Description of Property........................................................            5

Item 3.           Legal Proceedings..............................................................            5

Item 4.           Submission of Matter to a Vote of Security Holders.............................            5
                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.......................            5

Item 6.           Management's Discussion and Analysis or Plan of Operation......................            7

Item 7.           Financial Statements...........................................................            9

Item 8.           Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure.....................................................            9

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act............................           10

Item 10.          Executive Compensation.........................................................           11

Item 11.          Security Ownership of Certain Beneficial .................Owners and Management           11

Item 12.          Certain Relationships and Related Transactions.................................           12

                                     PART IV

Item 13.          Exhibits and Reports on Form 8-K...............................................           12

                  SIGNATURES.....................................................................          S-1

                                     PART I

Item 1.  Description of Business

Business Development

         History

         Treasure Mountain Holdings, Inc. (the "Company") was organized as Treasure Mountain Mining Company on July 2, 1954, under the laws of the State of Utah. The Company was created to engage in the business of mining, milling, processing and marketing various minerals, primarily tungsten. The Company's initial capitalization was 1,000,000 shares of common stock, par value $.10 per share.

         In July 1955, the Company entered into a merger agreement with two other Utah mining companies, Mineral Valley Gold Mining Company and Rare Metals Mining Company, with the Company being the surviving entity. On May 14, 1956, the Utah Securities Division approved the application for the Company to offer for sale a total of 250,000 shares of common stock at $1.00 per share. Available corporate records do not disclose the number of shares actually sold pursuant to this offering.

         In March 1970, the Company amended its articles of incorporation and increased its authorized capitalization to 10,000,000 shares of common stock, par value $.10 per share. In April 1970, the Company acquired Queen Hills Mining Company, a Utah corporation with mining claims and other properties located in the State of Utah. In July 1985, the North Peak Minerals Corporation, a Utah corporation, was merged with and into the Company.

         The Company engaged in the mining business for a period after inception and acquired various mineral leases, but became relatively inactive for several years until approximately 1997. At the Company's annual meeting held January 27, 1997, the shareholders approved proposals to (i) change the corporations domicile to the State of Nevada; (ii) to change the corporate name to Treasure Mountain Holdings, Inc.; and (iii) to increase the authorized capitalization to 50,000,000 shares of common stock, par value $.001 per share.
 The Company amended its articles of incorporation with the State on Utah on February 11, 1997 to effect the name change and increase in capitalization. On April 1, 1997, the domicile was changed from the State of Utah to Nevada. The Utah corporation was subsequently dissolved.

         On October 28, 1997, the Board of Directors approved a reverse stock split of the Company's issued and outstanding common stock on a one (1) share for one hundred (100) shares basis, with the provision that no individual shareholder's holdings are reduced below 50 shares as a result of such reverse split. On September 27, 2000, the Board approved a forward stock split on a two
(2) shares for one (1) share basis. The forward split was effected on October 30, 2000 which resulted in a total of 937,557 shares being issued and outstanding. Unless otherwise indicated all subsequent references herein to the outstanding shares of the Company will reflect the two aforementioned stock splits.

         On December 22, 2000, the Board approved a resolution that a total of 14,291 shares of common stock be held in reserve by the Company's transfer agent. Although these shares have been validly issued and included as part of the Company's outstanding shares, the shareholder records do not identity the person or persons that own the 14,291 shares. On August 14, 2001, the Board instructed the transfer agent to cancel the 14,291 shares and reissue a new certificate in the amount of 14,281 shares, which reduced the total issued and outstanding shares by ten shares. The new shares amount is believed to accurately depict what is perceived to correct the potential error of past issuances. Accordingly, as of the date of this report, the Company has issued and outstanding 937,547 shares of common stock. Thus, in the event that the Company is able to identify these shareholders, or if any shareholder comes forward with valid proof of ownership of the shares, the reserve shares can be assigned to the shareholder without changing the total outstanding.

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

         Due to significant cultural and language barriers, the Company is also seeking additional alternative manufacturing for the "JavaStir" product. This may impact the Company's ability to be as cost competitive.

         The cost of production based on lots of 12,500 parts are $.01 per stir stick "CIF" (cargo insurance and freight) and the imprinting of a logo or a one color pad print with gold or silver foil. The Company estimates a U.S. duty between 3% to 5%.

         Marketing

         The Company is focusing its efforts on one market in the swizzle stick industry. Traditionally swizzle sticks have made of plastic, glass, sometimes metal, and have been part of objects collected from bars. Ordinarily swizzle sticks bear a brand logo and are ideal for advertising businesses. In the past, swizzle sticks bear brand or place colors of alcoholic beverages (e.g. whiskey, gin, vodka, rum), soft drinks, cigarettes, air or cruise companies, or even places like bars, restaurants, casinos and discos. Designed at first to be used in cocktails, swizzle sticks often end up in the hands of a collector.

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




         The "Java Stir" also appears on the Internet at www.JavaStir.com as a specialty product. The Company has maintained a marketing internet site since

September 2001 and is looking for methods to increase its viewing hits. The Company is considering using different methods of e-mail target mailings. However, the Company has not conducted any prior test marketing.

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

Facilities

         The Company's principal executive offices are shared with the personal business offices of its President, George I. Norman, III, located at 1390 South 1100 East # 204, Salt Lake City, Utah 84111, and its telephone number is (801) 322-0253. The facilities are shared with other businesses.

Research and Development

         The Company has not allocated specific funds for conducting research and development activities. Due to the nature of the Company's business, funds will be allocated for research and development as needed.

Item 2.  Description of Property

         The Company is currently using as its principal place of business the personal business offices of its President, George I. Norman, III, located in Salt Lake City, Utah. The facilities are shared with other businesses.

         Although the Company has no written agreement and currently pays no rent for the use of its facilities, it is contemplated that at such future time as the Company begins to realize revenues the Company will secure commercial office space from which it will conduct its business. The Company has no current plans to secure such commercial office space.

Item 3.  Legal Proceedings

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's securities holders during the fourth quarter of the Company's fiscal year ended December 31, 2001.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Company's common stock became eligible to be traded in the over-the-counter market in February 2002. Quotations are published on the OTC Bulletin Board under the symbol "TMHI" and in the National Quotation Bureau, Inc. ("NQB") "Pink Sheets" under Treasure Mountain Holdings, Inc. Because the Company's shares were only recently included on the OTC Bulletin Board, there is no history of reported trades in the public market.

         The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state.

A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule.
Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

         The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

         For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of shareholders to sell their shares.

         As of December 31, 2001 there were approximately 475 holders of record of the Company's common stock. Of the Company's total outstanding shares, 166,547 shares are considered freely tradeable and may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling shareholder of the Company. This figure includes the 14,281 shares held in reserve. For purposes of this registration statement a controlling shareholder is considered to be a person owning ten percent (10%) or more of the Company's total outstanding shares, or is otherwise an affiliate of the Company. No individual person owning a portion of the 166,547 shares owns more than five percent (5%) of the Company's total outstanding shares.

         A total of 765,000 shares is considered restricted securities and presently held by affiliates and/or controlling shareholders of the Company. Each of these shareholders has owned his shares for more than two years and are directors and executive officers of the Company.

         Under the provisions of Rule 144 of the Securities Act of 1933, restricted securities may be sold into the public market, subject to holding period, volume and other limitations set forth under the Rule. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, including any person who may be deemed to be an "affiliate" of the Company (as the term "affiliate" is defined under the Securities Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or
(ii) 1% of the shares then outstanding. In order for a shareholder to rely on Rule 144, the Company must have available adequate current public information with respect to itself. A person who is not deemed to be an "affiliate" of the Company and has not been an affiliate for the most recent three months, and who has held restricted shares for at least two years would be entitled to sell such shares without regard to the various resale limitations of Rule 144.

         The Company has not previously filed a registration statement with the Commission pursuant to the Securities Act of 1933. Accordingly, all of the

Company's outstanding shares were issued pursuant to exemptions from registration and are deemed restricted securities. These shares were issued between 1954 and 1997 in various private, isolated transactions. The Company has relied upon the exemption provided by Section 4(2) of the Securities Act in the issuance of all of its shares. To the best knowledge of the Company, no private placement memorandum was used in relation to the issuance of shares.

Dividend Policy

         The  Company  has  not   declared  or  paid  cash   dividends  or  made
distributions in the past on its common stock, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

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

         At December 31, 2001, the Company had total assets consisting of cash of $5,834. Total liabilities at December 31, 2001 were $29,814, consisting primarily of the notes payable to related party.

         The Company has not had significant operations or revenues for several years. For the year ended December 31, 2001, the Company's total expenses were $16,926, compared to $6,618 for the year ended December 31, 2000. The expenses during 2001 are primarily professional fees associated with preparation of the Company's registration statement and periodic filings with the Securities and Exchange Commission.

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

         During 2002, the Company will endeavor to create a comprehensive business plan for the production and marketing of the Java Stir. Management anticipates that it may need to add employees to help in the development of its business plan and ultimate marketing of the product. However, employees will be added only as business conditions warrant and adequate funding is available. Also, as financing becomes available, the Company will perform certain marketing studies and market tests to determine the viability of the product. It is anticipated that the Company could begin marketing the Java Stir by the second quarter of 2002.

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

Net Operating Loss

         The Company has accumulated approximately $271,837 of net operating loss carryforwards as of December 31, 2001. The income tax benefit of $81,551 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable as the Company has not had any operations. The loss carryforward expires in the years from 2002 through 2022. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.

Forward-Looking Statements and Cautionary Statements

         This report contains certain forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks and uncertainties. These factors may cause the Company's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward- looking statements by terminology such as "may," "will" "should," "expects," "intends," "plans," anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

         These statements are only predictions. Although management believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities. The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for changes in the values of those derivatives depends on the intended use of the derivatives and whether they qualify for hedge accounting. SFAS 133, as amended by SFAS 137 and SFAS 138, was adopted as of April 1, 2001. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

         In June 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocatable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortize, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company adopted SFAS 141 upon issuance and SFAS 142 effective April 1, 2001. The adoption of SFAS 141 and 142 did not affect the Company's consolidated financial statements.

         On August 16, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Although management has not completed the process of determining the effect of this new accounting pronouncement, it currently expects that the effect of SFAS No. 143 on the Company's financial statements, when it becomes effective, will not be significant.

         In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long- Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting-the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management believes the adoption of SFAS 144 will not have a significant effect on the Company's financial statements.

Item 7.  Financial Statements

         The Company's financial statements for the fiscal years ended December 31, 2001 and 2000 have been examined to the extent indicated in their reports by Andersen Andersen & Strong, L.C., independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Commission. The aforementioned financial statements are included herein starting with page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         This Item is not Applicable.




                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act

         The following table sets forth the names, ages, and offices held with the Company by it's directors and executive officers:

             Name           Age                 Position
             ----           ---                 --------
  George I. Norman III       47       President, Chief Executive   Officer and
                                      Director
  Lane Clissold              50       Secretary / Treasurer and   Director
---------------------------
         All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. However, due to the Company's lack of funds, the directors will defer their expenses and any compensation until such time as the Company can begin to realize adequate revenues. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees.

         None of the Company's directors are currently, nor for the past three years have been, a director of any other "shell" or "blank check" company or other corporation that is actively pursuing acquisitions or mergers, except as set forth below.

         No director, officer, affiliate or promoter of the Company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

         The Company's present directors have other full-time employment or sources of income and will routinely devote only such time to the Company necessary to maintain its viability. It is estimated that each director will devote less than twenty hours per month to the Company's activities. The directors will, when the situation requires, actively participate on an as-needed-basis.

         Currently, there is no arrangement, agreement or understanding between the Company's management and non-management shareholders under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. Present management openly accepts and appreciates any input or suggestions from the Company's shareholders. However, the Board of Directors is elected by the shareholders and the shareholders have the ultimate say in who represents them on the Board of Directors. There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and none of the current offers or directors of the Company are acting on behalf of, or will act at the direction of any other person.

         The business experience of each of the persons listed above during the past five years is as follows:

         George I. Norman, III attended the University of Utah from 1973 to 1975, studying general education, accounting, business and finance. Mr. Norman returned to the University in 1979 and continued his studies in humanities, science, and finance. Mr. Norman has been self-employed since 1979 in Salt Lake City, Utah, as a financial and marketing consultant. He has also been since, 2000 to the present, the President and director of LILM, Inc. ("LILM"), a baby product company. From 1997 to 2000, Mr. Norman was President and director of LiL Marc, Inc. ("LiL Marc"), a public development stage company developing child products through its wholly owned subsidiary, LILM. In May 2000, Mr. Norman sold his controlling interest in LiL Marc to ComVest Capital Partners LLC and he then purchased from LiL Marc a 100% interest in LILM.

         Lane Clissold earned a degree in engineering in 1976 from Brigham Young University. From 1969 to 1979, Mr. Clissold worked for the Utah Department of Transportation in the construction engineering and safety departments. In 1977, he purchased Alpine Auto Renovations and has been the co-owner and president up to the present time. Also from 1999 to the present, Mr. Clissold has also been a director and President of Draco Holding Corporation, a public company that leases and/or rents "bounce house balloons" used at parties.

Item 10. Executive Compensation

         The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the years ended December 31, 2001 and 2000. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will defer any compensation until such time as the Company begins to realize revenues. As of the date hereof, no person has accrued any compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, to the best of the Company's knowledge, as of December 31, 2001, with respect to each person known by the Company to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address                   Amount and Nature of             Percent
of Beneficial Owner                Beneficial Ownership            of Class(1)
--------------------               --------------------            -----------
Alewine Limited(2)                          298,850(3)                30.7%
 Liability Company
  3305 West Spring
  Mountain Rd. #60
  Las Vegas, NV 89102
Lane Clissold                               746,790(4)                63.0%
  135 West 900 South
  Salt Lake City, UT 84101
All directors and officers                1,045,640(5)                85.8%
 a group (2 persons)

          *       Director and/or executive officer
Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

         (1) Based upon 937,547 shares of common stock outstanding on December 31, 2001, which figure does not take into consideration an aggregate of approximately 280,640 shares that may be acquired by certain directors upon conversion of outstanding convertible notes (plus accrued interest that has been calculated through December 31, 2001), which notes are currently convertible. Therefore, for purposes of the table above, as of the date hereof, 1,218,087 shares of common stock are deemed to be issued and outstanding in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of December 31, 2001 and assumes the conversion of notes held by such person (but not by anyone else).
         (2) Alewine Limited Liability Company is a Nevada limited liability company ("Alewine") managed by George I. Norman III, the Company's President, through which his self- employment consulting business is conducted. Alewine is principally owned by a Norman family trust. By resolution of its members, Mr. Norman has voting and investment control over Alewine.
         (3) Includes 265,000 shares owned by Alewine. Also includes approximately 33,850 shares that may be acquired by Mr. Norman pursuant to the conversion of convertible note in the amount of $3,000 plus interest at the rate of 6%, which notes may currently be converted to purchase common stock at the conversion price of $0.10 per share.
         (4) Includes approximately 246,790 shares that may be acquired by Mr. Clissold pursuant to the conversion of a convertible note in the amount of $23,500 plus interest at the rate of 6%, which notes may currently be converted to purchase common stock at the conversion price of $0.10 per share.
         (5) Includes approximately 280,640 shares that may be acquired upon the conversion of convertible notes in the amount of $26,500 plus interest at the rate of 6%, which notes may currently be converted to purchase common stock at the conversion price of $0.10 per share.

Item 12. Certain Relationships and Related Transactions

         Since November 1999 through September 2001, the Company's President and Secretary have made a series of six loans to the Company totaling $26,500. The Company has not made payments against the loans and as of December 31, 2001, the outstanding balance was $28,064. The loans are subject to notes payable bearing an interest rate of approximately 6% per annum.

                                     PART V

Item 13.                   Exhibits and Reports on Form 8-K

         (a)      Exhibits

Exhibit No.  Exhibit Name
-----------  --------------------------------

  *3.1       Articles of Incorporation and all amendments thereto
  *3.2       By-Laws
  *4.1       Instrument defining rights of holders
**10.1       License Agreement dated August 11, 2001 for the Java Stir

---------------------------------------------
 *           Previously filed as Exhibit to Form 10-SB dated May 11, 2001
 **          Previously  filed as  Exhibit to Form  10-QSB for the period  ended
             June 30, 2001

         (b) No report on Form 8-K was filed by the Company during the three month period ended December 31, 2001.

                        Treasure Mountain Holdings, Inc.
                              Financial Statements
                                December 31, 2001

                                 C O N T E N T S



Independent Auditors' Report............................................F-3

Balance Sheet...........................................................F-4

Statements of Operations................................................F-5

Statement of changes in Stockholders' Equity............................F-6

Statement of Cash Flows.................................................F-8

Notes to the Financial Statements......................................F-10

ANDERSEN ANDERSEN & STRONG, L.C.                 941 East 3300 South, Suite 202
--------------------------------                 Salt Lake City, Utah 84106
Certified Public Accountants                     Telephone 801 486-0096
and Business Consultants                         Fax 801 486-0098
Member SEC Practice Section of the AICPA



Board of Directors
Treasure Mountain Holdings, Inc.
Salt Lake City, Utah

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Treasure Mountain Holdings, Inc. (development stage company) at December 31, 2001, and the statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000 and the period January 1, 1958 (date of inception of development stage) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Treasure Mountain Holdings, Inc. at December 31, 2001 and the results of operations and cash flows for the years ended December 31, 2001 and 2000, and the period January 1, 1958 to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for any planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4 . These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

By: /s/ Andersen Andersen & Strong, L.C.
----------------------------------------
        Andersen Andersen & Strong, L.C.
        Salt Lake City, Utah
        January 28, 2002

                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2001
--------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS

   Cash                                                               $   5,834
                                                                      ---------

       Total Current Assets                                           $   5,834
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Notes payable - related parties -  Note 3                           $ 26,500
   Accrued interest payable - related parties - Note 3                    1,564
   Accounts payable                                                       1,750
                                                                      ---------

       Total Current Liabilities                                         29,814
                                                                      ---------

STOCKHOLDERS' EQUITY

   Common stock
       50,000,000 shares authorized, at $0.001 par value,
       937,547  shares issued and outstanding                               938

   Capital in excess of par value                                       616,357

   Accumulated deficit  - Note 1                                       (641,275)
                                                                      ---------

       Total Stockholders' Deficiency                                   (23,980)
                                                                      ---------

                                                                      $   5,834
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                            STATEMENTS OF OPERATIONS
               For the Years Ended December 31, 2001 and 2000 and
                the Period January 1, 1958 (date of inception of
                     development stage) to December 31, 2001
--------------------------------------------------------------------------------

                                   Dec 31,      Dec 31,    Jan 1, 1958
                                    2001         2000    to Dec 31, 2001
                                 ---------    ---------    ---------
REVENUES                         $    --      $    --      $    --

EXPENSES                            16,926        6,618      618,500
                                 ---------    ---------    ---------

NET LOSS - before other income     (16,926)      (6,618)    (618,500)

GAIN FROM SETTLEMENT OF DEBT          --           --         19,000


NET LOSS                         $ (16,926)   $  (6,618)   $(599,500)
                                 =========    =========    =========



NET LOSS PER COMMON SHARE

   Basic                         $    (.02)     $ .(01)         --
                                 ---------    ---------    ---------



AVERAGE OUTSTANDING SHARES

    Basic                          937,547      937,547         --
                                 ---------    ---------    ---------

   The accompanying notes are an integral part of these financial statements.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Period January 1, 1958 (date of inception of
                    development stage) to December 31, 2001
--------------------------------------------------------------------------------

                                                                           Capital in
                                                      Common Stock          Excess of   Accumulated
                                                 Shares          Amount     Par Value     Deficit
                                                ----------       ------      -------      --------
Balance January 1, 1958                             14,810           15      126,154       (41,775)

Net operating loss for the years ended
    December 31, 1958                                 --           --           --         (43,600)
    December 31, 1959                                 --           --           --         (28,619)
    December 31, 1960                                 --           --           --         (42,175)
    December 31, 1961                                 --           --           --         (23,449)
Issuance of common shares for services - 1969          400         --          2,000          --
Net operating loss for the year ended
   December 31, 1969                                  --           --           --          (2,000)
Issuance of common shares for payment
   of accounts payable - 1970                        9,720           10       52,064          --
Issuance of common shares for cash - 1970            1,000            1        4,999          --
Issuance of common shares for all
  outstanding stock of Queen Hills - 1970           32,000           32      159,968          --
Net operating loss for the year ended
   December 31, 1970                                  --           --           --          (9,670)
Issuance of common shares for cash and
   payment of accounts payable - 1972                  550            1        1,374          --
Issuance of common shares for cash and
   payment of accounts payable - 1973                2,900            3        4,667          --
Net operating loss for the year ended
   December 31, 1975                                  --           --           --        (160,000)
Issuance of common shares for services - 1985        3,630            4       18,146          --
Issuance of common shares for all outstanding
    stock of Notch Peak Corp - 1985                 40,331           40      201,617          --
Net operating loss for the year ended
   December 31, 1985                                  --           --           --         (18,150)
Net operating loss for the year ended
   December 31, 1988                                  --           --           --        (201,657)
Issuance of common shares for services - 1997   22,610,000       22,610        7,390          --
Issuance of common shares for cash - 1997          100,000          100        9,900          --
Issuance of additional common shares
   resulting from stock split - 1997                31,206           31          (31)         --
Net operating loss for the year ended
   December 31, 1997                                  --           --           --         (64,560)
Contributions to capital - 1997                       --           --            750          --
                                                ----------       ------      -------      --------
Balance December 31, 1997                       22,846,547       22,847      588,998      (635,655)

                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
              For the Period January 1, 1958 (date of inception of
                    development stage) to December 31, 2001
--------------------------------------------------------------------------------

                                                                        Capital in
                                                 Common Stock            Excess of    Accumulated
                                             Shares         Amount       Par Value      Deficit
                                          -----------    -----------    -----------   -----------
Contributions to capital - 1998                  --             --              450          --
Net operating loss for the year ended
    December 31, 1998                            --             --             --            (573)

                                          -----------    -----------    -----------   -----------
Balance December 31, 1998                  22,846,547         22,847        589,448      (636,228)

Contributions to capital - settlement
   of debt - related party                       --             --            5,000          --

Net operating profit for the year ended
   December 31, 1999                             --             --             --          18,497

                                          -----------    -----------    -----------   -----------
Balance December 31, 1999                  22,846,547         22,847        594,448      (617,731)

Common shares returned and canceled
   by related parties as capital
   contribution - September 27, 2000      (21,909,000)       (21,909)        21,909          --

Net operating loss for the year ended
   December 31, 2000                             --             --             --          (6,618)

                                          -----------    -----------    -----------   -----------
Balance December 31, 2000                     937,547            938        616,357      (624,349)

Net operating loss for the year ended
   December 31, 2001                             --             --             --         (16,926)

                                          -----------    -----------    -----------   -----------
Balance December 31, 2001                     937,547    $       938    $   616,357   $  (641,275)
                                          ===========    ===========    ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2000
              and the Period January 1, 1958 (date of inception of
                     development stage) to December 31, 2001
--------------------------------------------------------------------------------

                                                     Dec 31,       Dec 31,  Jan 1, 1958 to
                                                       2001         2000     Dec 31, 2001
                                                    ---------    ---------    ---------
CASH FLOWS FROM
   OPERATING ACTIVITIES
   Net loss                                         $ (16,926)   $  (6,618)   $(599,500)


   Adjustments to reconcile net loss to
   net cash provided by operating activities

          Gain from settlement of debt                   --           --        (19,000)
          Changes in accounts payable                  17,240        3,540       53,814
          Issuance common stock for expenses             --           --        555,520
                                                    ---------    ---------    ---------
               Net Change in Cash from Operations         314       (3,078)      (9,166)
                                                    ---------    ---------    ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES                                            --           --           --
                                                    ---------    ---------    ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES

          Proceeds from issuance of common stock         --           --         15,000
                                                    ---------    ---------    ---------


   Net Increase  (Decrease) in Cash                       314       (3,078)       5,834

   Cash at Beginning of Period                          5,520        8,598         --
                                                    ---------    ---------    ---------

   Cash at End of Period                            $   5,834    $   5,520    $   5,834
                                                    =========    =========    =========

    The accompanying notes are an integral part of these financial statements

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          ( Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
         Period January 1, 1958 (Date of Inception of development stage)
                              to December 31, 2000
--------------------------------------------------------------------------------

SCHEDULE OF NONCASH OPERATING, INVESTING, AND FINANCING  ACTIVITIES

Issuance of 400 common shares for services  - 1969                                             $ 2,000

Issuance of 9,720 common shares for payment  of accounts payable - 1970                         52,074

Issuance of 32,000 common shares for all  outstanding stock of Queen Hills - 1970              160,000

Issuance of 550 common shares for cash and  payment of accounts payable  - 1972                  1,375

Issuance of 2,900 common shares for cash and   payment of accounts payable - 1973                4,670

Issuance of 3,630  common shares for services - 1985                                            18,150

Issuance of 40,331 common shares for all outstanding  stock of Notch Peak Corp -  1985         201,657


Issuance of 22,610,000 common shares for services - 1997                                        30,000

   The accompanying notes are an integral part of these financial statements.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.       ORGANIZATION

The Company was incorporated under the laws of the state of Utah on July 2, 1954 with authorized common stock of 1,000,000 shares at a par value of $.10 with the name "Treasure Mountain Mining Company" and on March 21, 1970 the authorized common stock was increased to 10,000,000 shares with a par value of $.10. On February 11, 1997 the name was changed to "Treasure Mountain Holdings, Inc." and the authorized common capital stock was increased to 50,000,000 shares with a par value of $.001. On April 1, 1997 the domicile was changed from the state of Utah to the state of Nevada.

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

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
------------

On December 31, 2001, the Company had a net operating loss available for carry forward of $271,837. The income tax benefit of approximately $81,551 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover expires in the years from 2002 through 2022.

Earnings (Loss) Per Share
-------------------------

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

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash and notes and accounts payable, are considered by management to be their estimated fair values.

Estimates and Assumptions
-------------------------

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

Comprehensive Income
--------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.       NOTES PAYABLE - RELATED PARTIES

The Company has demand notes payable due related parties of $26,500 with 6% interest. The notes can be redeemed by the issuance of common capital stock at $.10 per share at the option of the note holders. Interest has been accrued to December 31, 2001.

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

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.       RELATED PARTY TRANSACTIONS

Related parties have acquired 82% of the outstanding common capital stock.

6.       WARRANTS

On September 27, 2000 the board of directors of the Company approved the issuance of warrants entitling the holders to purchase up to 3,000,000 restricted common shares of the Company, at $.25 per share, at any time before 18 months from the date the warrant is granted. At the date of this report no warrants had been issued.

7.       CAPITAL STOCK

The Company was incorporated in 1954 and became inactive in 1957. During the following years errors developed in the stock records and therefore the Company issued 14,291 shares to be held in escrow by the transfer agent in the event of any valid claims for shares not recorded in the Company records.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TREASURE MOUNTAIN HOLDINGS, INC.



                                   By: /S/ GEORGE I. NORMAN III
                                   ----------------------------
                                           George I. Norman III
                                           President and C.E.O.

Dated:   March 6, 2002


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                    Title                              Date
       ---------                    -----                              ----
/S/ GEORGE I. NORMAN III    President, C.E.O. and                  March 6, 2002
------------------------    Director
    George I. Norman III



/S/ LANE CLISSOLD           Secretary / Treasurer and Director     March 6, 2002
-----------------           Principal Accounting Officer
    Lane Clissold