Form 10QSB
period 2002-03-31
TREASURE MOUNTAIN HOLDINGS INC
filed 2002-05-13
CIK 1139950

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2002

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

Yes   X   No
    -----    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                    Class                     Outstanding as of March 31, 2002
         -----------------------------        --------------------------------
         Common Stock, $.001 par value                 1,222,117


                                TABLE OF CONTENTS

Heading                                                                                                   Page
-------                                                                                                   ----

                                          PART  I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets -- March 31, 2002 and December 31, 2001..............................      4

                  Statements of Operations -- three months ended March 31, 2002 and 2001
                    and the period from January 1, 1958 to March 31, 2002.............................      5

                  Statements in Changes in Stockholders' Equity -- for the period
                    January 1, 1958 to March 31, 2002.................................................      6

                  Statements of Cash Flows -- three months ended March 31, 2002 and 2001..............      8

                  Notes to Financial Statements ......................................................     10

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     13

                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     14

Item 2.      Changes in Securities and Use of Proceeds................................................     14

Item 3.      Defaults Upon Senior Securities..........................................................     15

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     15

Item 5.      Other Information........................................................................     15

Item 6.      Exhibits and Reports on Form 8-K.........................................................     15

             Signatures...............................................................................     16

                                     PART I

Item 1.           Financial Statements

         The following unaudited financial statements of Treasure Mountain Holdings, Inc., a development stage company (the "Company"), for the period ended March 31, 2002, have been prepared by the Company. The accompanying balance sheets at March 31, 2002 and December 31, 2001, related statements of operations, changes in stockholders' equity and cash flows for the three months ended March 31, 2002 and 2001, and the period January 1, 1958 to March 31, 2002, have been prepared by management and do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                        TREASURE MOUNTAIN HOLDINGS, INC.

                           (Development Stage Company)

                                 BALANCE SHEETS

                      March 31, 2002 and December 31, 2001

-------------------------------------------------------------------------------

                                                          Mar 31,     Dec 31,
                                                           2002         2001
                                                         ---------    ---------

ASSETS

CURRENT ASSETS

   Cash                                                  $   6,272    $   5,834
                                                         ---------    ---------

       Total Current Assets                              $   6,272    $   5,834
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Notes payable - Note 3                                $    --      $  26,500
   Accrued interest payable - Note 3                          --          1,564
   Accounts payable                                           --          1,750
                                                         ---------    ---------

       Total Current Liabilities                              --         29,814
                                                         ---------    ---------

STOCKHOLDERS' EQUITY

   Common stock

   50,000,000 shares authorized,
    at $0.001 par value, 1,222,117 shares issued
    and outstanding on March 31, 2002; 937,547  shares
    on December 31, 2001                                     1,222          938
   Capital in excess of par value                          644,530      616,357
    Deficit accumulated during development stage          (639,480)    (641,275)
                                                         ---------    ---------

       Total Stockholders' Equity (Deficiency)               6,272      (23,980)
                                                         ---------    ---------

                                                         $   6,272    $   5,834
                                                         =========    =========











   The accompanying notes are an integral part of these financial statements.

                        TREASURE MOUNTAIN HOLDINGS, INC.

                           (Development Stage Company)

                            STATEMENTS OF OPERATIONS

                  For the Three Months Ended March 31, 2002 and
             2001 and the Period January 1, 1958 (date of inception
                     of development stage) to March 31, 2002

-------------------------------------------------------------------------------



                                           Mar 31,     Mar 31,     Jan 1, 1958
                                            2002        2001     to Mar 31, 2002
                                          ---------   ---------  ---------------


REVENUES                                  $   5,000   $    --      $   5,000

EXPENSES                                      6,795       1,260      621,705
                                          ---------   ---------    ---------

NET LOSS - before other income                1,795      (1,260)    (616,705)

SETTLEMENT OF DEBT                             --          --         19,000


NET PROFIT (LOSS)                         $   1,795   $  (1,260)   $(597,705)
                                          =========   =========    =========



NET LOSS PER COMMON SHARE

   Basic                                  $    --     $    --           --
                                          ---------   ---------    ---------



AVERAGE  OUTSTANDING SHARES

    Basic                                   937,547     937,547         --
                                          ---------   ---------    ---------





   The accompanying notes are an integral part of these financial statements.



                        TREASURE MOUNTAIN HOLDINGS, INC.

                           (Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

              For the Period January 1, 1958 (date of inception of
                      development stage) to March 31, 2002
--------------------------------------------------------------------------------


                                                                           Capital in
                                                        Common Stock       Excess of     Accumulated
                                                    Shares         Amount  Par Value       Deficit
                                                    ------         ------  ---------     -----------

Balance January 1, 1958                             14,810           15      126,154       (41,775)

Net operating loss for the years ended
    December 31, 1958                                 --           --           --         (43,600)
    December 31, 1959                                 --           --           --         (28,619)
    December 31, 1960                                 --           --           --         (42,175)
    December 31, 1961                                 --           --           --         (23,449)
Issuance of common shares for services -
    1969                                               400         --           2,000    --
Net operating loss for the year ended
   December 31, 1969                                  --           --           --          (2,000)
Issuance of common shares for payment
   of accounts payable - 1970                        9,720           10       52,064          --
Issuance of common shares for cash - 1970            1,000            1        4,999          --
Issuance of common shares for all
  outstanding stock of Queen Hills - 1970           32,000           32      159,968          --
Net operating loss for the year ended
   December 31, 1970                                  --           --           --          (9,670)
Issuance of common shares for cash and
   payment of accounts payable  - 1972                 550            1         1,374    --
Issuance of common shares for cash and
   payment of accounts payable - 1973                2,900            3        4,667          --
Net operating loss for the year ended
   December 31, 1975                                  --           --           --        (160,000)
Issuance of common shares for services - 1985        3,630            4       18,146          --
Issuance of common shares for all outstanding
    stock of Notch Peak Corp - 1985                 40,331           40      201,617          --
Net operating loss for the year ended
   December 31, 1985                                  --           --           --         (18,150)
Net operating loss for the year ended
   December 31, 1988                                  --           --           --        (201,657)
Issuance of common shares for services - 1997   22,610,000       22,610        7,390          --
Issuance of common shares for cash - 1997          100,000          100        9,900          --
Issuance of additional common shares
   resulting from stock split - 1997                31,206           31          (31)         --
Net operating loss for the year ended
   December 31, 1997                                  --           --           --         (64,560)
Contributions to capital - 1997                       --           --            750          --
                                                ----------       ------      -------      --------
Balance December 31, 1997                       22,846,547       22,847      588,998      (635,655)

   The accompanying notes are an integral part of these financial statements.


                        TREASURE MOUNTAIN HOLDINGS, INC.

                           (Development Stage Company)

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY -
               (Continued) For the Period January 1, 1958 (date of
                inception of development stage) to March 31, 2002



                                                                          Capital in
                                                    Common Stock           Excess of    Accumulated
                                               Shares       Amount         Par Value      Deficit
                                            -----------    -----------    -----------   -----------

Contributions to capital - 1998                    --             --              450          --
Net operating loss for the year ended
    December 31, 1998                              --             --             --            (573)


Balance December 31, 1998                    22,846,547         22,847        589,448      (636,228)

Contributions to capital - payment
   of debt - related party                         --             --            5,000          --
Net operating profit for the year ended
   December 31, 1999                               --             --             --          18,497


Balance December 31, 1999                    22,846,547         22,847        594,448      (617,731)

Common shares returned and canceled
   by related parties as capital
   contribution - September 27, 2000        (21,909,000)       (21,909)        21,909          --
Net operating loss for the year ended
   December 31, 2000                               --             --             --          (6,618)


Balance December 31, 2000                       937,547            938        616,357      (624,349)

Net operating loss for the year ended
   December 31, 2001                               --             --             --         (16,926)



Balance December 31, 2001                       937,547            938        616,357      (641,275)

Issuance of common shares for payment
   of debt at $.10 - March 29, 2002             284,570            284         28,173          --
Net operating profit for the three months
   March 31, 2002                                  --             --             --           1,795


Balance March 31, 2002                        1,222,117    $     1,222    $   644,530   $  (639,480)
                                            ===========    ===========    ===========   ===========

   The accompanying notes are an integral part of these financial statements.


                        TREASURE MOUNTAIN HOLDINGS, INC.

                           (Development Stage Company)

                             STATEMENT OF CASH FLOWS

                  For the Three Months Ended March 31, 2002 and
             2001 and the Period January 1, 1958 (date of inception
                     of development stage) to March 31, 2002

-------------------------------------------------------------------------------


                                                      Mar 31,     Mar 31,   Jan 1, 1958 to
                                                       2002        2001      Mar 31, 2002
                                                    ---------    ---------  --------------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net profit (loss)                                $   1,795    $  (1,260)   $(597,705)


       Adjustments to reconcile net loss to
       net cash provided by operating activities

              Settlement of debt                         --           --        (19,000)
              Changes in accounts payable              (1,357)         535       52,457
           Issuance common stock for expenses            --           --        555,520

               Net Change in Cash from Operations         438         (725)
                                                                              ---------
                                                                                 (8,728)

CASH FLOWS FROM INVESTING

   ACTIVITIES
                                                         --           --           --

                                                    ---------    ---------    ---------

CASH FLOWS FROM FINANCING

   ACTIVITIES

          Proceeds from issuance of common stock         --           --         15,000
                                                    ---------    ---------    ---------


    Net Increase  (Decrease) in Cash                      438         (725)       6,272

   Cash at Beginning of Period                          5,834        5,520         --
                                                    ---------    ---------    ---------

   Cash at End of Period                            $   6,272    $   4,795    $   6,272
                                                    =========    =========    =========

   The accompanying notes are an integral part of these financial statements.



                        TREASURE MOUNTAIN HOLDINGS, INC.

                           (Development Stage Company)

                      STATEMENTS OF CASH FLOWS (Continued)
 Period January 1, 1958 (Date of Inception of development stage) to March 31, 2002

--------------------------------------------------------------------------------


SCHEDULE OF NONCASH OPERATING, INVESTING, AND FINANCING  ACTIVITIES

Issuance of 400 common shares for services  - 1969                                           $   2,000

Issuance of 9,720 common shares for payment  of accounts payable - 1970                         52,074

Issuance of 32,000 common shares for all  outstanding stock of Queen Hills - 1970              160,000

Issuance of 550 common shares for cash and  payment of accounts payable  - 1972                  1,375

Issuance of 2,900 common shares for cash and   payment of accounts payable - 1973                4,670

Issuance of 3,630  common shares for services - 1985                                            18,150

Issuance of 40,331 common shares for all outstanding  stock of Notch Peak Corp - 1985          201,657

Issuance of 22,610,000 common shares for services - 1997                                        30,000

Issuance of 284,570 common shares for payment of debt - 2002                                    28,457

   The accompanying notes are an integral part of these financial statements.

                        TREASURE MOUNTAIN HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


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

Income Taxes

On March 31, 2002, the Company had a net operating loss available for carry forward of $270,042. The income tax benefit of approximately $81,013 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover expires in the years from 2002 through 2023.

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

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

On December 31, 2001 the Company had demand notes payable due its officers of $28,064 including 6% interest. During March 2002, 284,570 common shares were issued in payment of the notes.

Officers-directors have acquired 86% of the outstanding common stock of the Company.

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

6.  CAPITAL STOCK

The Company was incorporated in 1954 and became inactive in 1957. During the following years errors developed in the stock records and therefore the Company issued 14,281 shares to be held in escrow by the transfer agent in the event of any valid claims for shares not recorded in the Company records.

7.  LICENSE AGREEMENT

On August 11, 2001 the Company entered into a exclusive worldwide license agreement to market a devise known as "Java Stir" to be used in the coffee industry venues. The terms of the agreement includes a 5% royalty for each 10,000 units sold for a period of 10 years with a minimum royalty of $1,000 a year for the first two years and $1,500 a year for the remaining years.

The accompanying balance sheets of Treasure Mountain Holdings Inc. at March 31, 2002 and December 31, 2001, and the related statements of operations, and cash flows for the three months ended March 31, 2002 and 2001 and the period January l, 1958 (date of inception of development stage) to March 31, 2002 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

Item 2.           Management's Discussion and Analysis or Plan of Operations

         The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

         The Company was organized in 1954 to engage in the business of mining, milling, processing and marketing various minerals, primarily tungsten. The Company engaged in the mining business for a period of time, but then became inactive. The Company is deemed to be a development stage company with minimal assets.

         On August 11, 2001, the Company executed a License Agreement whereby it acquired the worldwide, exclusive license to make, manufacture, sell, attach a trademark or trade name to, and to exercise incidents of ownership in and to all interests, proprietary rights and improvement in and to the "Java Stir" product. Under the terms of the agreement, the Company paid $500 for such rights and agreed to pay a royalty of 5% of gross revenues for each 10,000 Java Stirs sold by the Company or its designees. The term of the agreement is for ten years. The Company must pay a minimum royalty of $1,000 for each of the first two years of the agreement and $1,500 for each remaining year.

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

         Presently, necessary operating funds are being provided by the Company's officers and directors. Certain costs and expenses associated with the Company's operations and the preparation and filing of its registration statement on Form 10-SB in May 2001, were arranged for by a director of the Company in exchange for notes payable. In March 2002, the notes were satisfied by converting the notes into shares of the Company's common stock. It is anticipated that some future expenses may be handled in a similar manner. However, unless the Company is able to secure sufficient financing, there is substantial doubt about its ability to continue as a going concern.

         At March 31, 2002 and December 31, 2001, the Company had total assets consisting of cash of $6,272 and $5,834, respectively. Total liabilities at March 31, 2002 and December 31, 2001 were $0 and $29,814, respectively. Liabilities at December 31, 2001consisted primarily of notes payable, which were converted to common stock in March 2002.

         Following the acquisition of the Java Stir license in August 2001, the Company realized revenues of $5,000 during the three month period ended March 31, 2002, compared to $0 revenues for the corresponding 2001 period. Revenues were the result of creating designs for a special order to be delivered. Total expenses were $6,795 for the first quarter of 2002 compared to $1,260 for the corresponding 2001 period. Expenses during the first quarter of 2002 were for general operating expenses and professional fees. Expenses during the 2001 period were primarily for professional fees associated with preparation of the Company's registration statement with the SEC.

         In the opinion of management, inflation has not and will not have a material effect on the operations in the immediate future.

Plan of Operation

         Prior to entering into the Java Stir license agreement, the Company was actively investigating possible business opportunities with the intent to acquire or merge with one or more business ventures. Although the Company may, in the future, consider possible other merger or acquisition candidates, management is presently focusing on developing a marketing plan for the production and sale of the Java Stir product. However, because the Company's lack of adequate financing, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as alternative funding can be arrange. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, directors will defer any compensation until such time as business conditions permit such expenditures.

         During the remainder of 2002, the Company will endeavor to create a comprehensive business plan for the production and marketing of the Java Stir. Management anticipates that it may need to add employees to help in the development of its business plan and ultimate marketing of the product. However, employees will be added only as business conditions warrant and adequate funding is available. Also, as financing becomes available, the Company will perform certain marketing studies and market tests to determine the viability of the product. It is anticipated that the Company could begin marketing the Java Stir by the end of the second quarter of 2002.

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

Net Operating Loss

         The Company has accumulated approximately $270,042 of net operating loss carryforwards as of March 31, 2002. The income tax benefit of $81,013 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable as the Company has not had any operations. The loss carryforward expires in the years from 2002 through 2023. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.

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

Item 2.           Changes In Securities and Use of Proceeds

         On March 29, 2002, the Company issued an aggregate of 284,570 shares of authorized, but previously unissued common stock upon the conversion of certain convertible promissory notes in the amount of $28,457, which includes interest of $1,957. The shares were issued to the two note holders, George I. Norman III (note held in the name of Alewine Limited Liability Company), the Company's President, and Lane Clissold, the Company's Secretary / Treasurer.

         The above shares were issued in a private transaction to persons having knowledge about the Company and its business operations. Accordingly, the Company relied upon the exemptions from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Section 3(a)(9) of that Act. The shares are deemed to be "restricted securities."

Item 3.           Defaults Upon Senior Securities

         This Item is not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

         This Item is not applicable.

Item 5.           Other Information

         This Item is not applicable.

Item 6.           Exhibits and Reports on Form 8-K

         (b)      Reports on Form 8-K

                  No report on Form 8-K was filed by the Company during the three month period ended March 31, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TREASURE MOUNTAIN HOLDINGS, INC.



Date:  May 13, 2002            By:  /S/ GEORGE I. NORMAN, III
                                  ---------------------------------------------
                                        George I. Norman, III
                                        President, C.E.O. and Director




Date:   May 13, 2002           By: /S/ LANE CLISSOLD
                                  ---------------------------------------------
                                        Lane Clissold
                                        Secretary/Treasurer, and Director
                                        (Principal Accounting Officer)