Form 10QSB
period 2002-06-30
TREASURE MOUNTAIN HOLDINGS INC
filed 2002-08-14
CIK 1139950

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2002

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission File Number 000-32741

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                              84-1394211
 -------------------------------                          -------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)

              1390 South 1100 East #204, Salt Lake City, Utah 84111
              -----------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone no., including area code:  (801) 322-0253
                                                  --------------

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             Yes   [X]   No   [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                  Outstanding as of June 30, 2002
-----------------------------                    -------------------------------
Common Stock, $.001 par value                              1,222,117


                                TABLE OF CONTENTS

Heading                                                                                                   Page
-------                   PART I. FINANCIAL INFORMATION                                                   ----

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets -- June 30, 2002 and December 31, 2001...............................      4

                  Statements of Operations -- three and six months ended June 30, 2002
                    and 2001 and the period from January 1, 1958 to June 30, 2002.....................      5

                  Statements in Changes in Stockholders' Equity -- for the period
                    January 1, 1958 to June 30, 2002..................................................      6

                  Statements of Cash Flows -- six months ended June 30, 2002 and 2001.................      8

                  Notes to Financial Statements ......................................................     10

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     13

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     14

Item 2.      Changes in Securities and Use of Proceeds................................................     15

Item 3.      Defaults Upon Senior Securities..........................................................     15

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     15

Item 5.      Other Information........................................................................     15

Item 6.      Exhibits and Reports on Form 8-K.........................................................     15

             Signatures...............................................................................     16

                                                        -2-

                                     PART I

Item 1.           Financial Statements

         The accompanying balance sheets of Treasure Mountain Holdings Inc. (the "Company") at June 30, 2002 and December 31, 2001, and the related statements of operations, and cash flows for the three and six months ended June 30, 2002 and 2001 and the period January l, 1958 (date of inception of development stage) to June 30, 2002 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.


                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                       June 30, 2002 and December 31, 2001

-------------------------------------------------------------------------------------------------------------------


                                                                                   Jun 30,      Dec 31,
                                                                                    2002         2001
                                                                                 -----------  -----------
ASSETS
CURRENT ASSETS
   Cash                                                                          $   6,502    $   5,834
                                                                                 -----------  -----------
   Total Current Assets                                                          $   6,502    $   5,834
                                                                                 ==========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Notes payable - Note 3                                                        $    --      $  26,500
   Accrued interest payable - Note 3                                                  --          1,564
   Accounts payable - related parties                                               12,000         --
   Accounts payable                                                                   --          1,750
                                                                                 -----------  -----------
       Total Current Liabilities                                                    12,000       29,814

STOCKHOLDERS' EQUITY

   Common stock
     50,000,000 shares authorized, at $0.001 par value,
       1,222,117 shares issued and outstanding on June 30, 2002;
        937,547  shares on December 31, 2001                                         1,222          938
   Capital in excess of par value                                                  644,530      616,357
    Deficit accumulated during development stage                                  (651,250)    (641,275)
                                                                                 -----------  -----------
       Total Stockholders' Equity (Deficiency)                                      (5,498)     (23,980)

                                                                                 $   6,502    $   5,834
                                                                                 ==========   ===========




     The accompanying notes are an integral part of these financial statements


                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                            STATEMENTS OF OPERATIONS
              For the Three and Six Months Ended June 30, 2002 and
             2001 and the Period January 1, 1958 (date of inception
                     of development stage) to June 30, 2002

---------------------------------------------------------------------------------------------------------------------------------


                                           Three Months                          Six Months
                                      Jun 30,        Jun 30,       Jun 30,        Jun 30,                Jan 1, 1958
                                       2002           2001           2002          2001                to Jun 30, 2002
                                   -----------    -----------    -----------    -----------           -----------
REVENUES                           $     1,200           --      $     6,200    $      --             $     6,200

EXPENSES                                12,970          2,816         16,175          4,076               634,675
                                   -----------    -----------    -----------    -----------           -----------
NET PROFIT (LOSS) -
      before other income              (11,770)        (2,816)        (9,975)        (4,076)             (628,475)

SETTLEMENT OF DEBT                        --             --           19,000
                                   -----------    -----------    -----------    -----------           -----------

NET PROFIT (LOSS)                  $   (11,770)   $    (2,816)   $    (9,975)   $    (4,076)          $  (609,475)
                                   ===========    ===========    ===========    ===========           ===========


NET LOSS PER COMMON
     SHARE

   Basic                           $      --      $      --      $      --      $      --
                                   -----------    -----------    -----------    -----------

AVERAGE OUTSTANDING
    SHARES

    Basic                            1,222,117       937 ,547      1,222,117        937,547
                                   -----------    -----------    -----------    -----------



    The accompanying notes are an integral part of these financial statements



                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Period January 1, 1958 (date of inception of
                      development stage) to March 31, 2002



                                                                                         Capital in
                                                              Common Stock                Excess of           Accumulated
                                                       Shares              Amount         Par Value              Deficit
                                                    ----------          -----------      -----------          -----------
Balance January 1, 1958                                 14,810                   15          126,154              (41,775)

Net operating loss for the years ended
    December 31, 1958                                       --                   --               --              (43,600)
    December 31, 1959                                       --                   --               --              (28,619)
    December 31, 1960                                       --                   --               --              (42,175)
    December 31, 1961                                       --                   --               --              (23,449)
Issuance of common shares for services -
   1969                                                    400                   --            2,000                    --
Net operating loss for the year ended
   December 31, 1969                                        --                   --               --               (2,000)
Issuance of common shares for payment
   of accounts payable - 1970                            9,720                   10           52,064                    --
Issuance of common shares for cash - 1970                1,000                    1            4,999                    --
Issuance of common shares for all
  outstanding stock of Queen Hills - 1970               32,000                   32          159,968                    --
Net operating loss for the year ended
   December 31, 1970                                        --                   --               --               (9,670)
Issuance of common shares for cash and
   payment of accounts payable  - 1972                     550                    1            1,374                    --
Issuance of common shares for cash and
   payment of accounts payable - 1973                    2,900                    3            4,667                    --
Net operating loss for the year ended
   December 31, 1975                                        --                   --               --             (160,000)
Issuance of common shares for services - 1985            3,630                    4           18,146                    --
Issuance of common shares for all outstanding
    stock of Notch Peak Corp - 1985                     40,331                   40          201,617                    --
Net operating loss for the year ended
   December 31, 1985                                        --                   --               --              (18,150)
Net operating loss for the year ended
   December 31, 1988                                        --                   --               --             (201,657)
Issuance of common shares for services - 1997       22,610,000               22,610            7,390                    --
Issuance of common shares for cash - 1997              100,000                  100            9,900                    --
Issuance of additional common shares
   resulting from stock split - 1997                    31,206                   31             (31)                    --
Net operating loss for the year ended
   December 31, 1997                                        --                   --               --              (64,560)
Contributions to capital - 1997                              -                   --              750                    --

                                                    ----------          -----------      -----------          -----------
Balance December 31, 1997                           22,846,547               22,847          588,998             (635,655)

    The accompanying notes are an integral part of these financial statements


                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY -
               (Continued) For the Period January 1, 1958 (date of
                inception of development stage) to March 31, 2002



                                                                                         Capital in
                                                              Common Stock                Excess of           Accumulated
                                                       Shares              Amount         Par Value              Deficit
                                                    ----------          -----------      -----------          -----------
Contributions to capital - 1998                            --                   --              450                    --
Net operating loss for the year ended
    December 31, 1998                                      --                   --               --                 (573)

                                                    ----------          -----------      -----------          -----------
Balance December 31, 1998                           22,846,547               22,847          589,448             (636,228)

Contributions to capital - payment
   of debt - related party                                 --                   --             5,000                   --
Net operating profit for the year ended
   December 31, 1999                                       --                   --               --                18,497

                                                    ----------          -----------      -----------          -----------
Balance December 31, 1999                           22,846,547               22,847          594,448             (617,731)

Common shares returned and canceled
   by related parties as capital
   contribution - September 27, 2000              (21,909,000)             (21,909)           21,909                   --
Net operating loss for the year ended
   December 31, 2000                                       --                   --               --               (6,618)

                                                    ----------          -----------      -----------          -----------
Balance December 31, 2000                              937,547                  938          616,357             (624,349)

Net operating loss for the year ended
   December 31, 2001                                       --                   --               --              (16,926)

                                                    ----------          -----------      -----------          -----------
Balance December 31, 2001                              937,547                  938          616,357             (641,275)

Issuance of common shares for payment
   of debt at $.10 - March 29, 2002                    284,570                  284           28,173                   --
Net operating profit for the six months
   June 30, 2002                                           --                   --               --               (9,975)

                                                    ----------          -----------      -----------          -----------
Balance June 30, 2002                                1,222,117              $ 1,222        $ 644,530           $ (651,250)
                                                    ==========          ===========      ===========          ===========



    The accompanying notes are an integral part of these financial statements


                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
                   For the Six Months Ended June 30, 2002 and
             2001 and the Period January 1, 1958 (date of inception
                     of development stage) to June 30, 2002

------------------------------------------------------------------------------------------------------------------------------


                                                                         Jun 30,            Jun 30,         Jan 1, 1958 to
                                                                          2002               2001            Jun 30, 2002
                                                                        ---------         ---------           ---------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net profit (loss)                                                    $  (9,975)        $  (4,076)          $(609,475)


       Adjustments to reconcile net loss to
       net cash provided by operating activities

              Settlement of debt                                             --                --               (19,000)
              Changes in accounts payable                                  10,643              (205)             64,457
               Issuance common stock for expenses                            --                --               555,520
                                                                        ---------         ---------           ---------
               Net Change in Cash from Operations                             668          (4, 281)              (8,498)
                                                                        ---------         ---------           ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES                                                                --                --                  --
                                                                        ---------         ---------           ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common stock                                --                --                15,000
                                                                        ---------         ---------           ---------

    Net Increase  (Decrease) in Cash                                          668            (4,281)              6,502

   Cash at Beginning of Period                                              5,834             5,520                --
                                                                        ---------         ---------           ---------
   Cash at End of Period                                                $   6,502         $   1,239           $   6,502
                                                                        =========         =========           =========



    The accompanying notes are an integral part of these financial statements


                        TREASURE MOUNTAIN HOLDINGS, INC.
                          ( Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
 Period January 1, 1958 (Date of Inception of development stage) to June 30, 2002

-------------------------------------------------------------------------------------------------------------------


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

Income Taxes
------------

On June 30, 2002, the Company had a net operating loss available for carry forward of $281,812. The income tax benefit of approximately $84,544 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover expires in the years from 2002 through 2023.

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

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

On December 31, 2001 the Company had demand notes payable due its officers of $28,064 including 6% interest. During March 2002, 284,570 common shares were issued in payment of the notes. Officers-directors have acquired 86% of the outstanding common stock of the Company. Officers-directors have amounts due them for accrued rent and services of $12,000 which was paid by the issuance of common capital stock on August 9, 2002 at $.025 per share. (note 6)

4.  GOING CONCERN

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

On August 9, 2002 common shares were issued to related parties as payment for accrued expenses of $12,000 at $.025 per share.

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

         At June 30, 2002 and December 31, 2001, the Company had total assets consisting of cash of $6,502 and $5,834, respectively. Total liabilities at June 30, 2002 and December 31, 2001 were $12,000 and $29,814, respectively. Liabilities at June 30, 2002 consisted primarily of accrued rent and services which were converted to common stock in August 2002. Liabilities at December 31, 2001consisted primarily of notes payable, which were converted to common stock in March 2002.

         Following the acquisition of the Java Stir license in August 2001, the Company realized revenues of $1,200 during the three month period ended June 30, 2002, compared to $0 revenues for the corresponding 2001 period. The Company realized revenues of $6,200 during the 6 month period ending June 30, 2002 compared to $0 revenues for the corresponding 2001 period. Revenues were the result of creating designs for special orders to be delivered. Total expenses were $12,970 for the second quarter of 2002 compared to $2,816 for the corresponding 2001 period. Total expenses were $16,175 for the first six months of 2002 compared to $4,076 for the corresponding 2001 period. Expenses during the second quarter and the first six months of 2002 were for accrued rents, services, general operating expenses and professional fees. Expenses during the second quarter and the first six months of 2001 period were primarily for professional fees associated with preparation of the Company's registration statement with the SEC.

         In the opinion of management, inflation has not and will not have a material effect on the operations in the immediate future.

Plan of Operation

         Prior to entering into the Java Stir license agreement, the Company was actively investigating possible business opportunities with the intent to acquire or merge with one or more business ventures. Although the Company may, in the future, consider possible other merger or acquisition candidates, management is presently focusing on developing a marketing plan for the production and sale of the Java Stir product. However, because the Company's lack of adequate financing, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as alternative funding can be arrange. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. On May 17,

2002, the Board of Directors authorized, as of January 1, 2002, the accrual of rent expense in the amount of $500 per month payable to George I. Norman III, the Company's President (in the name of the Alewine Limited Liability Company) and Lane Clissold, the Company's Secretary/Treasurer. The Board of Directors also authorized on May 17, 2002 the accrual of services in the amount of $1,500 per month payable to Mr. Norman and Mr. Clissold. Further, directors will defer any compensation until such time as business conditions permit such expenditures.

         During the remainder of 2002, the Company will endeavor to create a comprehensive business plan for the production and marketing of the Java Stir. Management anticipates that it may need to add employees to help in the development of its business plan and ultimate marketing of the product. However, employees will be added only as business conditions warrant and adequate funding is available. Also, as financing becomes available, the Company will perform certain marketing studies and market tests to determine the viability of the product. It is anticipated that the Company could begin marketing the Java Stir by the end of the third quarter of 2002. To date, the Company has not had sufficient capital and resources to perform any marketing studies and market tests to further determine the viability of the product. Marketing to date has been posting web pages of the JavaStir stir stick product on a Company internet site with an 800 telephone number and a corporate email address. The Company has had limited success and limited revenues resulting from creating designs for special orders. These orders have come to the Company by word of mouth.

         Management estimates that the Company needs from $15,000 to $20,000 to finalize development of the Java Stir and commence marketing. As of the date hereof, the Company has not entered into any agreement or arrangement to secure the requisite funding. There can be no assurance that the Company will be able to obtain such funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

Net Operating Loss

         The Company has accumulated approximately $281,812 of net operating loss carry forwards as of June 30, 2002. The income tax benefit of $84,544 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable as the Company has not had any operations. The loss carryforward expires in the years from 2002 through 2023. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.

Forward-Looking Statements and Cautionary Statements

         This report contains certain forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks and uncertainties. These factors may cause the Company's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will" "should," "expects," "intends," "plans," anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

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

Item 2.           Changes In Securities and Use of Proceeds


         On August 9, 2002, the Company issued an aggregate of 640,000 shares of authorized, but previously unissued common stock fro accrued rent and services in the amount of $14,000. The shares were issued to George I. Norman III, Lane Clissold, and to Alewine Limited Liability Company.

         The above shares were issued in a private transaction to persons having knowledge about the Company and its business operations. Accordingly, the Company relied upon the exemptions from registration under the Securities Act of 1933, as amended, provided by Section 4(2) of that Act. The shares are deemed to be "restricted securities."

Item 3.           Defaults Upon Senior Securities

         This Item is not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

         This Item is not applicable.

Item 5.           Other Information

         This Item is not applicable.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 99.1      Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
                                    to Section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 99.2      Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350,
                                    as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

                  No report on Form 8-K was filed by the Company during the three month period ended June 30, 2002.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TREASURE MOUNTAIN HOLDINGS, INC.



Date:  August 14, 2002              By:  /S/ GEORGE I. NORMAN, III
                                             George I. Norman, III
                                             President, C.E.O. and Director




Date:  August 14, 2002              By: /S/ LANE CLISSOLD
                                             Lane Clissold
                                             Secretary/Treasurer, and Director
                                             (Principal Accounting Officer)