Form 10QSB
period 2002-09-30
TREASURE MOUNTAIN HOLDINGS INC
filed 2002-11-15
CIK 1139950

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2002

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
Yes   X   No
    -----    ------

                                       APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                          Outstanding as of September 30, 2002
 -----------------------------          ------------------------------------
 Common Stock, $.001 par value                      1,862,117


                                                 TABLE OF CONTENTS

Heading                                                                                                   Page
-------                                                                                                   ----
                                          PART  I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets -- September 30, 2002 and December 31, 2001..........................      4

                  Statements of Operations -- three and nine months ended September 30, 2002
                    and 2001 and the period from January 1, 1958 to September 30, 2002................      5

                  Statements in Changes in Stockholders' Equity -- for the period
                    January 1, 1958 to September 30, 2002.............................................      6

                  Statements of Cash Flows -- nine months ended September 30, 2002
                    and 2001..........................................................................      8

                  Notes to Financial Statements ......................................................     10

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     13

Item 3.      Controls and Procedures..................................................................     14


                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     15

Item 2.      Changes in Securities and Use of Proceeds................................................     15

Item 3.      Defaults Upon Senior Securities..........................................................     15

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     15

Item 5.      Other Information........................................................................     15

Item 6.      Exhibits and Reports on Form 8-K.........................................................     15

             Signatures...............................................................................     16

             Certifications...........................................................................     17

                                                      PART I

Item 1.           Financial Statements

         The accompanying balance sheets of Treasure Mountain Holdings Inc. (the "Company") at September 30, 2002, related statements of operations and cash flows for the three and nine months ended September 30, 2002 and 2001 and the period January l, 1958 (date of inception of development stage) to September 30, 2002, have been prepared by the Company's management in conformity with accounting principles generally accepted in the U.S. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2002, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2002.


                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                    September 30, 2002 and December 31, 2001

-------------------------------------------------------------------------------


                                                                         Sept 30,      Dec 31,
                                                                           2002         2001
                                                                        ---------    ---------
ASSETS

CURRENT ASSETS

   Cash                                                                 $   3,622    $   5,834
                                                                        ---------    ---------

       Total Current Assets                                             $   3,622    $   5,834
                                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Notes payable - Note 3                                               $    --      $  26,500
   Accrued interest payable - Note 3                                         --          1,564
   Accounts payable - related parties                                       2,000         --
   Accounts payable                                                          --          1,750
                                                                        ---------    ---------

       Total Current Liabilities                                            2,000       29,814
                                                                        ---------    ---------

STOCKHOLDERS' EQUITY

   Common stock
       50,000,000 shares authorized, at $0.001 par value,
       1,862,117 shares issued and outstanding on September 30, 2002;
      937,547 shares on December 31, 2001                                   1,862          938
   Capital in excess of par value                                         659,890      616,357
    Deficit accumulated during development stage                         (660,130)    (641,275)
                                                                        ---------    ---------

       Total Stockholders' Equity (Deficiency)                              1,622      (23,980)
                                                                        ---------    ---------

                                                                        $   3,622    $   5,834
                                                                        =========    =========

    The accompanying notes are an integral part of these financial statements


                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                            STATEMENTS OF OPERATIONS
             For the Three and Nine Months Ended September 30, 2002
           and 2001 and the Period January 1, 1958 (date of inception of development stage) to September 30, 2002

-------------------------------------------------------------------------------


                                    Three Months                  Nine Months
                              Sept 30,      Sept 30,        Sept 30,       Sept 30,      Jan 1, 1958
                               2002           2001           2002            2001      to Sept 30, 2002
                            -----------    -----------    -----------    -----------    -----------


REVENUES                    $     1,000           --      $     7,200    $      --      $     7,200

EXPENSES                          9,880          5,695         26,055          9,771        644,555
                            -----------    -----------    -----------    -----------    -----------

NET PROFIT (LOSS) -
      before other income        (8,880)        (5,695)       (18,855)        (9,771)      (637,355)

SETTLEMENT OF DEBT                 --             --           19,000


NET PROFIT (LOSS)           $    (8,880)   $    (5,695)   $   (18,855)   $    (9,771)   $  (618,355)
                            -----------    ===========    ===========    ===========    ===========



NET LOSS PER COMMON
     SHARE

   Basic                    $      (.01)   $      --      $      (.01)   $      --
                            -----------    -----------    -----------    -----------


AVERAGE OUTSTANDING
    SHARES

    Basic                     1,648,817       937 ,547      1,435,450        937,547
                            -----------    -----------    -----------    -----------

    The accompanying notes are an integral part of these financial statements


                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Period January 1, 1958 (date of inception of
                    development stage) to September 30, 2002


-------------------------------------------------------------------------------


                                                                           Capital in
                                                      Common Stock          Excess of    Accumulated
                                                 Shares          Amount     Par Value     Deficit
                                                ----------       ------      -------      --------
Balance January 1, 1958                             14,810           15      126,154       (41,775)

Net operating loss for the years ended
    December 31, 1958                                 --           --           --         (43,600)
    December 31, 1959                                 --           --           --         (28,619)
    December 31, 1960                                 --           --           --         (42,175)
    December 31, 1961                                 --           --           --         (23,449)
Issuance of common shares for services -
        1969                                          400          --          2,000          --
Net operating loss for the year ended
   December 31, 1969                                  --           --           --          (2,000)
Issuance of common shares for payment
   of accounts payable - 1970                        9,720           10       52,064          --
Issuance of common shares for cash - 1970            1,000            1        4,999          --
Issuance of common shares for all
  outstanding stock of Queen Hills - 1970           32,000           32      159,968          --
Net operating loss for the year ended
   December 31, 1970                                  --           --           --          (9,670)
Issuance of common shares for cash and
   payment of accounts payable - 1972                  550            1         1,374       --
Issuance of common shares for cash and
   payment of accounts payable - 1973                2,900            3        4,667          --
Net operating loss for the year ended
   December 31, 1975                                  --           --           --        (160,000)
Issuance of common shares for services - 1985        3,630            4       18,146          --
Issuance of common shares for all outstanding
    stock of Notch Peak Corp - 1985                 40,331           40      201,617          --
Net operating loss for the year ended
   December 31, 1985                                  --           --           --         (18,150)
Net operating loss for the year ended
   December 31, 1988                                  --           --           --        (201,657)
Issuance of common shares for services - 1997   22,610,000       22,610        7,390          --
Issuance of common shares for cash - 1997          100,000          100        9,900          --
Issuance of additional common shares
   resulting from stock split - 1997                31,206           31          (31)         --
Net operating loss for the year ended
   December 31, 1997                                  --           --           --         (64,560)
Contributions to capital - 1997                       --           --            750          --


Balance December 31, 1997                       22,846,547       22,847      588,998      (635,655)
                                                ----------       ------      -------      --------

    The accompanying notes are an integral part of these financial statements


                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY -
          (Continued) For the Period January 1, 1958 (date of inception of
                    development stage) to September 30, 2002


-------------------------------------------------------------------------------


                                                                           Capital in
                                                      Common Stock          Excess of    Accumulated
                                                 Shares          Amount     Par Value     Deficit
                                                ----------       ------      -------      --------
Contributions to capital - 1998                       --             --              450          --
Net operating loss for the year ended
    December 31, 1998                                 --             (573)

Balance December 31, 1998                       22,846,547         22,847        589,448      (636,228)
Contributions to capital - payment
   of debt - related party                            --             --            5,000          --
Net operating profit for the year ended
   December 31, 1999                                  --             --             --          18,497

Balance December 31, 1999                       22,846,547         22,847        594,448      (617,731)
Common shares returned and canceled
   by related parties as capital
   contribution - September 27, 2000           (21,909,000)       (21,909)        21,909          --
Net operating loss for the year ended
   December 31, 2000                                  --             --             --          (6,618)

Balance December 31, 2000                          937,547            938        616,357      (624,349)
Net operating loss for the year ended
   December 31, 2001                                  --             --             --         (16,926)


Balance December 31, 2001                          937,547            938        616,357      (641,275)
Issuance of common shares for payment
   of debt at $.10 - March 29, 2002                284,570            284         28,173          --
Issuance of common shares for expenses
  at $.025 - related party -  August 9, 2002       640,000            640         15,360          --
Net operating profit for the nine months
   September 30, 2002                                 --             --             --         (18,855)

Balance September 30, 2002                       1,862,117    $     1,862    $   659,890   $  (660,130)
                                               ===========    ===========    ===========   ===========

     The accompanying notes are an integral part of these financial statements



                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 2002
                and 2001 and the Period January 1, 1958 (date of
              inception of development stage) to September 30, 2002

-------------------------------------------------------------------------------

                                                     Sept 30,    Sept 30,   Jan 1, 1958 to
                                                      2002         2001      Sept 30, 2002
                                                    ---------    ---------    ---------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                         $ (18,855)   $  (9,771)   $(618,355)


       Adjustments to reconcile net loss to
       net cash provided by operating activities

              Settlement of debt                         --           --        (19,000)
              Changes in accounts payable                 643       15,085       66,457
Issuance common stock for expenses                     16,000         --        559,520
                                                    ---------    ---------    ---------
               Net Change in Cash from Operations      (2,212)       5,314      (11,378)
                                                    ---------    ---------    ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES

CASH FLOWS FROM FINANCING
   ACTIVITIES

          Proceeds from issuance of common stock         --           --         15,000
                                                    ---------    ---------    ---------


    Net Increase  (Decrease) in Cash                   (2,212)       5,314        3,622

   Cash at Beginning of Period                          5,834        5,520         --
                                                    ---------    ---------    ---------

   Cash at End of Period                            $   3,622    $  10,834    $   3,622
                                                    =========    =========    =========



    The accompanying notes are an integral part of these financial statements


                        TREASURE MOUNTAIN HOLDINGS, INC.
                          ( Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
                  Period January 1, 1958 (Date of Inception of
                    development stage) to September 30, 2002

-------------------------------------------------------------------------------


SCHEDULE OF NONCASH OPERATING, INVESTING, AND FINANCING  ACTIVITIES

Issuance of 400 common shares for services  - 1969                                                 $  2,000

Issuance of 9,720 common shares for payment  of accounts payable - 1970                              52,074

Issuance of 32,000 common shares for all  outstanding stock of Queen Hills - 1970                   160,000

Issuance of 550 common shares for cash and  payment of accounts payable  - 1972                       1,375

Issuance of 2,900 common shares for cash and   payment of accounts payable - 1973                     4,670

Issuance of 3,630  common shares for services - 1985                                                 18,150

Issuance of 40,331 common shares for all outstanding  stock of Notch Peak Corp   - 1985             201,657

Issuance of 22,610,000 common shares for services - 1997                                             30,000

Issuance of 284,570 common shares for payment of debt - 2002                                         28,457

Issuance of 640,000 common shares for expenses - 2002                                                16,000


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

Income Taxes

On September 30, 2002, the Company had a net operating loss available for carry forward of $290,692 . The income tax benefit of approximately $87,208 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover expires in the years from 2002 through 2023.

Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding after the stock splits.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

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

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 86% of the outstanding common stock of the Company. On December 31, 2001 the Company had demand notes payable due its officers of $28,064 including 6% interest. During March 2002, 284,570 common shares were issued in payment of the notes. Officers-directors have amounts due them for accrued rent and services of $16,000 which was paid by the issuance of common capital stock on August 9, 2002 at $.025 per share. (note 6) Officers-directors have amounts due them for accrued rent and services of $2,000.

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

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


6.  CAPITAL STOCK

The Company was incorporated in 1954 and became inactive in 1957. During the following years errors developed in the stock records and therefore the Company issued 14,281 shares to be held in escrow by the transfer agent in the event of any valid claims for shares not recorded in the Company records.

On March 29, 2002 the Company issued 284,570 common shares to related parties as for payment of notes payable due them.

On August 9, 2002 the Company issued 640,000 common shares to related parties as payment for accrued expenses at $.025 per share.

7.  LICENSE AGREEMENT

On August 11, 2001 the Company entered into an exclusive worldwide license agreement to market a devise known as "Java Stir" to be used in the coffee industry venues. The terms of the agreement includes a 5% royalty for each 10,000 units sold for a period of 10 years with a minimum royalty of $1,000 a year for the first two years and $1,500 a year for the remaining years. The minimum royalty will begin on January 1, 2003.

The accompanying balance sheets of Treasure Mountain Holdings Inc. at September 30, 2002 and December 31, 2001, and the related statements of operations, and cash flows for the three and nine months ended September 30, 2002 and 2001 and the period January l, 1958 (date of inception of development stage) to September 30, 2002 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

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

         On August 11, 2001, the Company executed a License Agreement whereby it acquired the worldwide, exclusive license to make, manufacture, sell, attach a trademark or trade name to, and to exercise incidents of ownership in and to all interests, proprietary rights and improvement in and to the "Java Stir" product. Under terms of the agreement, the Company paid $500 for such rights and agreed to pay a royalty of 5% of gross revenues for each 10,000 Java Stirs sold by the Company or its designees. The term of the agreement is for ten years. The Company must pay a minimum royalty of $1,000 for each of the first two years of the agreement and $1,500 for each remaining year. The inventor of the Java Stir has agreed to waive any royalty payment until January 1, 2003.

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

         Presently, necessary operating funds are being provided by the Company's officers and directors. Certain costs and expenses associated with the Company's operations and expenses have been arranged for by a director of the Company in exchange for notes payable. In March 2002, the notes were satisfied by converting the notes into shares of the Company's common stock. It is anticipated that some future expenses may be handled in a similar manner. However, unless the Company is able to secure sufficient financing, there is substantial doubt about its ability to continue as a going concern.

         At September 30, 2002 and December 31, 2001, the Company had total assets consisting of cash of $3,622 and $5,834, respectively. Total liabilities at September 30, 2002 and December 31, 2001 were $2,000 and $29,814, respectively. Liabilities at September 30, 2002 consisted primarily of accrued rent and services which may be converted to common stock. Liabilities at December 31, 2001consisted primarily of notes payable, which were converted to common stock in March 2002.

         Following the acquisition of the Java Stir license in August 2001, the Company realized revenues of $1,000 during the three month period ended September 30, 2002, compared to $0 revenues for the corresponding 2001 period. The Company realized revenues of $7,200 during the nine month period ended September 30, 2002 compared to $0 revenues for the corresponding 2001 period. Revenues were the result of creating designs for special orders to be delivered. Total expenses were $9,980 for the third quarter of 2002 compared to $5,695 for the corresponding 2001 period. Total expenses were $26,055 for the first nine months of 2002 compared to $9,771 for the corresponding 2001 period. Expenses during the third quarter and the first nine months of 2002 were for accrued rents, services, general operating expenses and professional fees. Expenses during the third quarter and the first nine months of 2001 period were primarily for professional fees associated with preparation of the Company's registration statement with the SEC and the preparation and filing with the NASD of the application to be quoted on the OTC Bulletin Board.

         In the opinion of management, inflation has not and will not have a material effect on the operations in the immediate future.

Plan of Operation

         Prior to entering into the Java Stir license agreement, the Company was actively investigating possible business opportunities with the intent to acquire or merge with one or more business ventures. Although the Company may, in the future, consider possible other merger or acquisition candidates, management is presently focusing on developing a marketing plan for the production and sale of the Java Stir product. However, because the Company's lack of adequate financing, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as alternative funding can be arrange. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. On May 17, 2002, the Board of Directors authorized, as of January 1, 2002, the accrual of rent expense in the amount of $500 per month payable to George I. Norman III, the Company's President (in the name of the Alewine Limited Liability Company) and Lane Clissold, the Company's Secretary/Treasurer. The Board of Directors also authorized on May 17, 2002 the accrual of services in the amount of $1,500 per month payable to Mr. Norman and Mr. Clissold. On August 9, 2002, the Company issued 640,000 shares of common stock to related parties as payment for accrued rent and services. Directors have agreed to defer any cash compensation until such time as business conditions permit such expenditures.

         During the remainder of 2002, the Company will endeavor to create a comprehensive business plan for the production and marketing of the Java Stir. Management anticipates that it may need to add employees to help in the development of its business plan and ultimate marketing of the product. However, employees will be added only as business conditions warrant and adequate funding is available. Also, as financing becomes available, the Company will perform certain marketing studies and market tests to determine the viability of the product. To date, the Company has not had sufficient capital and resources to perform any marketing studies and market tests to further determine the viability of the product. Marketing to date has been posting web pages of the JavaStir stir stick product on a Company internet site with an 800 telephone number and a corporate email address. The Company has had limited success and limited revenues resulting from creating designs for special orders. These orders have come to the Company by word of mouth. It is anticipated that the Company could possibly begin marketing the Java Stir by the end of the fourth quarter of 2002, or the beginning of the first quarter of 2003.

         Management estimates that the Company needs approximately $20,000 to finalize development of the Java Stir and commence marketing. As of the date hereof, the Company has not entered into any agreement or arrangement to secure the requisite funding. There can be no assurance that the Company will be able to obtain such funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

Net Operating Loss

         The Company has accumulated approximately $290,692 of net operating loss carry forwards as of September 30, 2002. The income tax benefit of $87,208 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable as the Company has not had any operations. The loss carryforward expires in the years from 2002 through 2023. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.

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

Item 3.   Controls and Procedures.

         Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of a date within 90 days prior to the date of the filing of this Form 10-QSB, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, the principal executive officer and the principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

         Changes in Internal Controls. Subsequent to the date of their evaluation, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                                      PART II

Item 1.           Legal Proceedings

         There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2.           Changes In Securities and Use of Proceeds


         On August 9, 2002, the Company issued an aggregate of 640,000 shares of authorized, but previously unissued common stock for accrued rent and services in the amount of $16,000. The shares were valued at $.025 per share and were issued to George I. Norman III, Lane Clissold, and to Alewine Limited Liability Company.

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

                  No report on Form 8-K was filed by the Company during the three month period ended September 30, 2002.

                                                    SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        TREASURE MOUNTAIN HOLDINGS, INC.



Date:  November 14, 2002           By:  /S/ GEORGE I. NORMAN, III
                                      -----------------------------------------
                                            George I. Norman, III
                                            President, C.E.O. and Director




Date:  November 14, 2002           By: /S/ LANE CLISSOLD
                                      -----------------------------------------
                                           Lane Clissold
                                           Secretary/Treasurer, and Director
                                          (Principal Accounting Officer)

                                 Certifications

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, George I. Norman III, Chief Executive Officer of the Treasure Mountain Holdings, Inc. (the "registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Treasure Mountain Holdings, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
                  management or other employees who have a significant role in the registrant's internal controls; and

                  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002


/s/   GEORGE I. NORMAN, III
------------------------------
      George I. Norman, III
      Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Lane Clissold, Principal Accounting Officer of the Treasure Mountain Holdings, Inc. (the "registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Treasure Mountain Holdings, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
                  management or other employees who have a significant role in the registrant's internal controls; and

                  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002


/s/   LANE CLISSOLD
--------------------------------
      Lane Clissold
      Principal Accounting Officer