Form 10KSB
period 2002-12-31
TREASURE MOUNTAIN HOLDINGS INC
filed 2003-03-31
CIK 1139950

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   -----------
(Mark One)
    [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2002

    [ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                        Commission File Number 000-32741

                        TREASURE MOUNTAIN HOLDINGS, INC.
                 ----------------------------------------------
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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No o

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         State the issuer's revenues for its most recent fiscal year.  $ 8,400-

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $ -0- (No reported trades)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                    Outstanding as of March 25, 2003
         -----------------------          --------------------------------
         Common Stock, Par Value                     2,182,117
                $.001 per share

                       DOCUMENTS INCORPORATED BY REFERENCE

             A description of "Documents Incorporated by Reference" is contained in Part III, Item 14.


Transitional Small Business Disclosure Format.   Yes [ ]  No  [x]


                                         TREASURE MOUNTAIN HOLDINGS, INC.

                                                 TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
                                                      PART I

Item 1.           Description of Business .......................................................            3

Item 2.           Description of Property........................................................            5

Item 3.           Legal Proceedings..............................................................            5

Item 4.           Submission of Matter to a Vote of Security Holders.............................            6

                                                      PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.......................            6

Item 6.           Management's Discussion and Analysis or Plan of Operation......................            7

Item 7.           Financial Statements...........................................................           11

Item 8.           Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure.....................................................           11

                                                     PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act............................           11

Item 10.          Executive Compensation.........................................................           12

Item 11.          Security Ownership of Certain Beneficial Owners and Management.................           12

Item 12.          Certain Relationships and Related Transactions.................................           13

Item 13.          Exhibits and Reports on Form 8-K...............................................           14

Item 14.          Controls and Procedures........................................................           14

                  Signatures.....................................................................           15

                  Certifications.................................................................           16

                                     PART I

Item 1.           Description of Business

Business Development

         History

         Treasure Mountain Holdings, Inc. was organized in Utah as Treasure Mountain Mining Company on July 2, 1954 to engage in the business of mining, milling, processing and marketing various minerals, primarily tungsten. Our initial capitalization was 1,000,000 shares of common stock, par value $.10 per share.

         In July 1955, we entered into a merger agreement with two other Utah mining companies, Mineral Valley Gold Mining Company and Rare Metals Mining Company, with us being the surviving entity. On May 14, 1956, the Utah Securities Division approved our application to offer for sale a total of 250,000 shares of common stock at $1.00 per share. Available corporate records do not disclose the number of shares actually sold pursuant to this offering.

         In March 1970, we amended our articles of incorporation and increased the authorized capitalization to 10,000,000 shares of common stock, par value $.10 per share. In April 1970, we acquired Queen Hills Mining Company, a Utah corporation with mining claims and other properties located in the State of Utah. In July 1985, the North Peak Minerals Corporation, a Utah corporation, was merged with and into us.

         We engaged in the mining business for a period after inception and acquired various mineral leases, but became relatively inactive for several years until approximately 1997. At our annual meeting held January 27, 1997, shareholders approved proposals to:

                  * change the corporations domicile to the State of Nevada;
                  * to change the corporate name to Treasure Mountain Holdings, Inc.; and
                  * to increase the authorized capitalization to 50,000,000 shares of common stock, par value $.001 per share.

We amended our articles of incorporation with the State on Utah on February 11, 1997 to effect the name change and increase in capitalization. On April 1, 1997, the domicile was changed from the State of Utah to Nevada and the Utah corporation was subsequently dissolved.

         On October 28, 1997, the Board of Directors approved a reverse stock split of the issued and outstanding common stock on a 1 share for 100 shares basis, with the provision that no individual shareholder's holdings be reduced below 50 shares as a result of such reverse split. On September 27, 2000, the Board approved a forward stock split on a 2 shares for 1 share basis. The forward split was effected on October 30, 2000 which resulted in a total of 937,557 shares being issued and outstanding. Unless otherwise indicated all subsequent references herein to the outstanding shares will reflect the two aforementioned stock splits.

         On December 22, 2000, the Board approved a resolution that a total of 14,291 shares of common stock be held in reserve by our transfer agent. Although these shares have been validly issued and included as part of the outstanding shares, the shareholder records do not identity the person or persons that own the 14,291 shares. On August 14, 2001, the Board instructed the transfer agent to cancel the 14,291 shares and reissue a new certificate in the amount of 14,281 shares, which reduced the total issued and outstanding shares by ten shares. The new shares amount is believed to accurately depict what is perceived to correct the potential error of past issuances. Accordingly, if we are able to identify these shareholders, or if any shareholder comes forward with valid proof of ownership of the shares, the reserve shares can be assigned to the shareholder without changing the total outstanding.

         On August 11, 2001, we executed a License Agreement to acquire the worldwide, exclusive license to make, manufacture, sell, attach a trademark or trade name to, and to exercise incidents of ownership in and to all interests, proprietary rights and improvement in and to the "Java Stir" product. Under the terms of the agreement, we paid $500 for such rights and agreed to pay a royalty of 5% of gross revenues for each 10,000 Java Stirs sold by us or our designees. The term of the agreement is for ten years. We must pay a minimum royalty of $1,000 for each of the first two years of the agreement and $1,500 for each remaining year. We renegotiated the agreement to defer the initial royalty payment until January 1, 2003, and to reduce the minimum royalty amount from $1,000 to $200, which we have paid.

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

         Manufacturing

         The Java Stir is made from a temperature resistant ABS plastic by a process called plastic injection molding. The process involves pushing liquid plastic into a mold under pressure. The mold has cooling channels that cool the mold so it will release the parts. The parts are then released via ejector pins that push the parts out of the mold. The mold we currently use for Java Stir production is a twelve cavity mold with replaceable cores. We are able to change cores on both sides of the mold during the manufacturing process enabling any design variations or custom work. Manufacturing is currently done by Alesco Limited, Hong Kong, China. Alesco has tested the mold and successfully produced finished parts. The production mold is retained and owned by Alesco and was developed by their facilities. The cost of the mold is amortized as part of Alesco's production cost.

         Due to significant cultural and language barriers, we are seeking additional alternative manufacturing for the "JavaStir" product. This may impact our ability to be as cost competitive.

         The cost of production based on lots of 12,500 parts are $.01 per stir stick "CIF" (cargo insurance and freight) and the imprinting of a logo or a one color pad print with gold or silver foil. We estimate a U.S. duty between 3% to 5%.

         Marketing

         We are focusing our efforts on one market in the swizzle stick industry. Traditionally swizzle sticks have made of plastic, glass, sometimes metal, and have been part of objects collected from bars. Ordinarily swizzle sticks bear a brand logo and are ideal for advertising businesses. In the past, swizzle sticks bear brand or place colors of alcoholic beverages (e.g. whiskey, gin, vodka, rum), soft drinks, cigarettes, air or cruise companies, or even places like bars, restaurants, casinos and discos. Designed at first to be used in cocktails, swizzle sticks often end up in the hands of a collector.

         Management believes that the beverage industry has traditionally ignored anything in the area of swizzle sticks for the coffee industry and its venues. The coffee industry, once plagued by the high cost of coffee beans, has been experiencing higher margins with the advent of less expensive Asian coffee bean exports. Meanwhile, retail prices for its assorted beverages have remained constant or increased. Successes such as Starbucks, Peets Coffee & Tea, Seattle's Best and the many java hut boutiques have created a transformation in the industry towards providing a carefully prepared beverage with prices ranging from $2.50 to $4.50 for the initial serving. A cup of coffee is now sometimes referred to as a "latte," an "espresso" or a "cafe mocha." There is a trend in the coffee industry towards brand recognition. We are aware of only one other swizzle stick item being offered to coffee venues - a generic plastic stir stick referred to as the "Mr. Coffee Stirs."

         We are presently evaluating cost effective methods of displaying our product and concept at key trade shows where major outlets for the coffee industry are in attendance. We are also considering submitting the product or variations to compete in industry layout and design awards competition.

         The "Java Stir" also appears on the Internet at www.JavaStir.com as a specialty product. We have maintained a marketing internet site since September 2001 and are looking for methods to increase its viewing hits. We are considering using different methods of e-mail target mailings, however we have not conducted any prior test marketing.

         Competition

         We are unaware of any product similar to the Java Stir which is currently available to coffee venues. The main competition to Java Stir is the Mr. Coffee Stir Stick. However, management believes that the Java Stir represents a more modern product with the ability to be customized. Our ability to significantly penetrate the market will depend on many factors including, but not limited to,

                  * our ability to obtain sufficient capital to enhance and broaden the marketing of the product,
                  * to develop new and improved product variations,
                  * to obtain and retain necessary management and advisory personnel, and
                  * to perfect a comprehensive business plan.

Facilities

         Our principal executive offices are shared with the personal business offices of our President, George I. Norman, III, located at 1390 South 1100 East # 204, Salt Lake City, Utah 84111, and the telephone number is (801) 322-0253. The facilities are shared with other businesses.

Research and Development

         We have not allocated specific funds for conducting research and development activities. Due to the nature of our business, funds will be allocated for research and development as needed.


Item 2.           Description of Property

         We are currently using as our principal place of business the personal business offices of our President, George I. Norman, III, located in Salt Lake City, Utah. The facilities are shared with other businesses.

         On May 17, 2002, the Board of Directors authorized, as of January 1, 2002, the accrual of rent expense in the amount of $500 per month payable to George I. Norman III, our President and a director (in the name of the Alewine Limited Liability Company) and Lane Clissold, our Secretary/Treasurer and a director. On August 9, 2002, we issued 160,000 shares of common stock to Messrs. Norman and Clissold as payment for accrued rent. On December 30, 2002, we issued 80,000 shares of common stock to Messrs. Norman and Clissold as payment for accrued rent. It is contemplated that at such future time as we begin to realize revenues, we will secure commercial office space from which we will conduct business. We have no current plans to secure such commercial office space.


Item 3.           Legal Proceedings

         There are no material pending legal proceedings to which Treasure Mountain Holdings, or any subsidiary thereof, is a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of our securities holders during the fourth quarter the fiscal year ended December 31, 2002.


                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

         Our common stock became eligible to be traded in the over-the-counter market in February 2002. Quotations are published on the OTC Bulletin Board under the symbol "TMHI" and in the National Quotation Bureau, Inc. ("NQB") "Pink Sheets" under Treasure Mountain Holdings, Inc. Because our shares were only recently included on the OTC Bulletin Board and traded only sporadically, there is no history of reported trades in the public market.

         The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state. It is most likely that our shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

         The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the SEC. If our shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

         For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

         As of December 31, 2002 there were approximately 475 holders of record of our common stock. Of the total outstanding shares, 142,547 shares are considered freely tradeable and may be sold, transferred or otherwise traded in the public market unless held by an affiliate or controlling shareholder. Of the 142,547 shares, 20,281 are restricted and have been held for longer than two years and may be sold, transferred or otherwise traded in the public market pursuant to Rule 144(k). This figure also includes the 14,281 shares held in reserve. For purposes of this report, a controlling shareholder is considered to be a person owning ten percent (10%) or more of the total outstanding shares, or is otherwise an affiliate of our company. No individual person owning a portion of the 142,547 shares owns more than five percent (5%) of the total outstanding shares.

         A total of 2,039,570 shares is considered restricted securities and presently held by affiliates and/or controlling shareholders. Each of these shareholders are directors and executive officers and/or affiliates of Treasure Mountain Holdings.

         Under the provisions of Rule 144 of the Securities Act of 1933, restricted securities may be sold into the public market, subject to holding period, volume and other limitations set forth under the Rule. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares for at least one year, including any person who may be deemed to be an "affiliate" (as the term "affiliate" is defined under the Securities Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of

         * the average weekly trading volume in the common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale, or
         *        1% of the shares then outstanding.

         In order for a shareholder to rely on Rule 144, we must have available adequate current public information with respect to our business and financial status. A person who is not deemed to be an "affiliate" and has not been an affiliate for the most recent three months, and who has held restricted shares for at least two years would be entitled to sell such shares under Rule 144(k) without regard to the various resale limitations of Rule 144.

         We have not previously filed a registration statement with the SEC pursuant to the Securities Act of 1933. On May 14, 1956, the Utah Securities Division approved the application for us to offer for sale a total of 250,000 shares of common stock at $1.00 per share. Available corporate records do not disclose the number of shares actually sold pursuant to this offering. Accordingly, all of our outstanding shares were issued pursuant to exemptions from registration and are deemed restricted securities. These shares were issued from 1954 through 2002 in various private, isolated transactions. We have relied upon the exemption provided by Section 4(2) of the Securities Act in the issuance of all of our shares. To the best of our knowledge, no private placement memorandum was used in relation to the issuance of shares.

Dividend Policy

         We have not declared or paid cash dividends or made distributions in the past on our common stock, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and invest future earnings to finance operations.


Item 6.           Management's Discussion and Analysis or Plan of Operation

         The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

         We were organized in 1954 to engage in the business of mining, milling, processing and marketing various minerals, primarily tungsten. We did engage in the mining business for a period of time, but then became inactive. We are deemed to be a development stage company with minimal assets.

         Recently, necessary operating funds have been provided by our officers and directors in the form of loans which have been converted to common stock, and also from minimal revenues from operations. Certain costs and expenses associated with our operations include the preparation and filing of our annual and quarterly reports. It is anticipated that some future expenses will be handled in a similar manner. However, unless we are able to secure sufficient financing, there is substantial doubt about our ability to continue as a going concern.

         On August 11, 2001, we entered into a license agreement to acquire a worldwide exclusive license to make, manufacture and market the "Java Stir," a molded plastic stir or swizzle stick to be used specifically with coffee beverages. We are intending to produce and market the Java Stir in the near future.

         At December 31, 2002, we had total assets consisting of cash of $3,255. Total liabilities at December 31, 2002 were $800, consisting primarily of professional fees.

         We have not had significant operations or revenues for several years. For the year ended December 31,2002, total expenses were $34,422, compared to $16,926 for the year ended December 31,2001. Expenses during 2002 are primarily salaries to officers, rent, and professional fees associated with the preparation of our annual and periodic filings with the SEC.

         In the opinion of management, inflation has not and will not have a material effect on the operations in the immediate future.

Plan of Operation

         Prior to entering into the license agreement, we were actively investigating possible business opportunities with the intent to acquire or merge with one or more business ventures. Although we may, in the future, consider possible merger and acquisition candidates, management is presently focusing on developing a marketing plan for the production and sale of the Java Stir product. However, because we currently lack adequate funds, it may be necessary for the officers and directors to either advance funds or to accrue expenses until such time as alternative funding can be arrange. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. On May 17, 2002, the Board of Directors authorized, as of January 1, 2002, the accrual of rent expense in the amount of $500 per month payable to George I. Norman III, our President and a director (in the name of the Alewine Limited Liability Company) and Lane Clissold, our Secretary/Treasurer and a director. The Board also authorized on May 17, 2002 the accrual of services in the amount of $1,500 per month payable to Messrs. Norman and Clissold. On August 9, 2002, we issued 640,000 shares of common stock to related parties as payment for accrued rent and services. On December 30, 2002, we issued 320,000 shares of common stock to related as payment for accrued rent and services. Directors have agreed to defer any cash compensation until such time as business conditions permit such expenditures.

         During 2003, we will endeavor to complete a comprehensive business plan for the production and marketing of the Java Stir. Management anticipates that it may need to add employees to help in the development of its business plan and ultimate marketing of the product. However, employees will be added only as business conditions warrant and adequate funding is available. Also, as financing becomes available, we will perform certain marketing studies and market tests to determine the viability of the product and a product line. To date, we have not had sufficient capital and resources to perform any marketing studies and market tests to further determine the viability of the product or a product line. Marketing to date has been posting web pages of the JavaStir stir stick product on our internet site with an 800 telephone number and a corporate email address. We have had limited success and limited revenues resulting from creating designs for special orders. We are attempting now by the way of small orders from its web site to produce and market the Java Stir.

         Management estimates that we need approximately $35,000 to finalize development of the Java Stir and commence more meaningful marketing. As of the date hereof, we have not entered into any agreement or arrangement to secure the requisite funding. There can be no assurance that we will be able to obtain such funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

Net Operating Loss

         We have accumulated approximately $297,859 of net operating loss carryforwards as of December 31,2002. The income tax benefit of $89,358 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable. The loss carryforward expires in the years from 2003 through 2022. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.

Forward-Looking and Cautionary Statements

         This report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

                  * the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;
                  * uncertainties involved in the rate of growth of our business and acceptance of our products and services;
                  * volatility of the stock market, particularly within the technology sector; and * general economic conditions.

Although  we  believe  the  expectations   reflected  in  these  forward-looking
statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

Recent Accounting Pronouncements

         On August 16, 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) SFAS No. 143, Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Although we have not completed the process of determining the effect of this new accounting pronouncement, it currently expects that the effect of SFAS No. 143 on the consolidated financial statements, when it becomes effective, will not be significant.

         In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting-the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB

30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management believes the adoption of SFAS 144 will not have a significant effect on our consolidated financial statements.

         In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (SFAS 4). Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect on our financial statements.

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. Management is currently reviewing SFAS 146.

         In October 2002, the FASB issued Statement No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS 147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. Management does not expect that the adoption of SFAS 147 will have a material effect on its consolidated financial statements.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure"(SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management is currently evaluating the effect that the adoption of SFAS 148 will have on its results of operations and financial condition.

Item 7.           Financial Statements

         Financial statements for the fiscal years ended December 31,2002 and 2001 have been examined to the extent indicated in their reports by Sellers and Andersen,L.L.C., independent certified public accountants (formerly known as Andersen Andersen,& Strong, L.C.) and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein under starting with page F-1.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         We have not had any disagreements with our certified public accountants with respect to accounting practices or procedures of financial disclosures. However, there was change in the name of the accounting firm from Andersen Andersen & Strong L.C. to Sellers and Andersen LLC.


                                    PART III

Item 9.           Directors,  Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

         The following table sets forth the names, ages, and offices held by our directors and executive officers:

         Name                   Age                 Position
         ----                   ---                 --------
  George I. Norman III          48       President, Chief Executive Officer and
                                         Director
  Lane Clissold                 51       Secretary / Treasurer and   Director
---------------------------

         All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have not compensated our directors for service on the Board or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at Board or committee meetings. However, due to our lack of funds, directors will defer their expenses and any compensation until such time as we can begin to realize adequate revenues. As of the date hereof, no director has accrued any expenses or compensation for service on the Board. Officers are appointed annually by the Board and each executive officer serves at the discretion of the Board. We do not have any standing committees.

         None of our directors are currently, nor for the past three years have been, a director of any other "shell" or "blank check" company or other corporation that is actively pursuing acquisitions or mergers, except as set forth below.

         No director, officer, affiliate or promoter has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

         Our present directors have other full-time employment or sources of income and will routinely devote only such time to our business necessary to maintain our viability. It is estimated that each director will devote less than twenty hours per month to our activities. Directors will, when the situation requires, actively participate on an as-needed-basis.

         Currently, there is no arrangement, agreement or understanding between management and non- management shareholders under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs. Present management openly accepts and appreciates any input or suggestions from shareholders. However, the Board of Directors is elected by the shareholders and the shareholders have the ultimate say in who represents them on the Board. There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current offers or directors are acting on behalf of, or will act at the direction of any other person.

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


Item 10.          Executive Compensation

         We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. The Board of Directors authorized on May 17, 2002 the accrual of services beginning January 1, 2002 in the amount of $1,500 per month payable to Mr. Norman and Mr. Clissold. On August 9, 2002, we issued 640,000 shares of common stock to related parties as payment for accrued rent and services. On December 30, 2002, we issued 320,000 shares of common stock to related parties as payment for accrued rent and services. Except for the stock paid for rent and services, we have not paid any salaries or other compensation to officers, directors or employees for 2001 and 2002. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the officers and directors will defer any cash compensation until such time as we begin to realize revenues.


Item 11.          Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, to the best of our knowledge, as of December 31, 2002, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.


Name and Address                                       Amount and Nature of                 Percent
of Beneficial Owner                                    Beneficial Ownership                of Class(1)
-------------------                                    --------------------                -----------
Alewine Limited Liability Company(2)                               372,624                    17  %
   3305 West Spring Mountain Rd. #60
   Las Vegas, NV 89102
George I Norman III                                                240,000                    11  %
   1390 South 1100 East # 204
   Salt Lake City, UT 84105
Lane Clissold                                                    1,396,946                    64.0%
   135 West 900 South
   Salt Lake City, UT 84101
All directors and officers                                       2,009,570                    92  %
   a group (2 persons)

          *       Director and/or executive officer
Note: Unless otherwise indicated in the footnotes below, we have been advised that each person above has sole voting power over the shares indicated above.

         (1) Based upon 2,182,117 shares of common stock outstanding on December 31,2002. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of December 31,2002.
         (2) Alewine Limited Liability Company is a Nevada limited liability company ("Alewine") managed by George I. Norman III, our President, through which his self-employment consulting business is conducted. Alewine is principally owned by a Norman family trust. By resolution of its members, Mr. Norman has voting and investment control over Alewine.

         .
Item 12.          Certain Relationships and Related Transactions

         Since November 1999 through September 2001, our President and Secretary had made a series of six loans to us totaling $26,500, which were issued as notes payable bearing an interest rate of approximately 6% per annum convertible to our common stock at a price of $.10 per share. On March 10, 2002, we converted the notes to 284,570 shares of common stock for an outstanding balance of $28,457.

         On May 17, 2002, the Board of Directors authorized, as of January 1, 2002, the accrual of rent expense in the amount of $500 per month payable to George I. Norman III, our President and a director (in the name of the Alewine Limited Liability Company) and Lane Clissold, our Secretary/Treasurer and a director. The Board also authorized on May 17, 2002 the accrual of services in the amount of $1,500 per month payable to Messrs. Norman and Clissold. On August 9, 2002, we issued 640,000 shares of common stock to Alewine Limited Liability Company and Messrs. Norman and Clissold as payment for accrued rent and services. On December 30, 2002, we issued 320,000 shares of common stock to Alewine Limited Liability Company and Messrs. Norman and Clissold as payment for accrued rent and services. Directors have agreed to defer any cash compensation until such time as business conditions permit such expenditures.

Item 13.                   Exhibits and Reports on Form 8-K

         (a)      Exhibits

Exhibit No.                      Exhibit Name
-----------                      ------------

    *3.1     Articles of Incorporation and all amendments thereto
    *3.2     By-Laws
    *4.1     Instrument defining rights of holders
  **10.1     License Agreement dated August 11, 2001 for the Java Stir
    99.1     Certification  of C.E.O.  Pursuant to 18 U.S.C.  Section  1350,  as
             Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    99.2     Certification of Principal Accounting Officer Pursuant to 18 U.S.C.
             Section   1350,   as  Adopted   Pursuant  to  Section  906  of  the
             Sarbanes-Oxley Act of 2002
 *           Previously filed as Exhibit to Form 10-SB dated May 11, 2001
**           Previously  filed as  Exhibit to Form  10-QSB for the period  ended
             June 30, 2001

         (b) No report on Form 8-K was during the three month period ended December 31, 2002.


Item 14.          Controls and Procedures

         Evaluation  of  Disclosure   Controls  and  Procedures.   Based  on  an
evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

         Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        TREASURE MOUNTAIN HOLDINGS, INC.



              By:     /s/ George I. Norman III
                      ------------------------
                          George I. Norman III
                          President and C.E.O.

Dated:   March 28, 2003


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

           Signature                                     Title                                            Date
           ---------                                     -----                                            ----



/s/ George I. Norman III                        President, C.E.O. and                           March 28, 2003
------------------------                        Director
    George I. Norman III



/s/ Lane Clissold                               Secretary / Treasurer and Director              March 28, 2003
------------------------                        Principal Accounting Officer
    Lane Clissold

                                                                  Certifications
                                                                  --------------

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, George I.   Norman  III,  Chief  Executive  Officer of the  Treasure
         Mountain Holdings, Inc. (the "registrant"), certify that:

         1. I have reviewed this annual report on Form 10-KSB of Treasure Mountain Holdings, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
           controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   March 28, 2003


/s/   George I. Norman III
-----------------------------
      George I. Norman III
      Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Lane Clissold, Principal Accounting Officer of the Treasure Mountain Holdings, Inc. (the "registrant"), certify that:

         1. I have reviewed this annual report on Form 10-KSB of Treasure Mountain Holdings, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
           controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   March 28, 2003


/s/   Lane Clissold
----------------------------------
      Lane Clissold
      Principal Accounting Officer

SELLERS AND ANDERSEN, L. L.C.
-----------------------------------------------------
Certified Public Accountants and Business Consultants

Member SEC Practice Section of the AICPA

                         941 East 3300 South, Suite 202
                           Salt Lake City, Utah 84106

                             Telephone 801 486-0096
                                Fax 801 486-0098

Board of Directors
Treasure Mountain Holdings, Inc.
Salt Lake City, Utah

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Treasure Mountain Holdings, Inc. (development stage company) at December 31, 2002, and the statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001 and the period January 1, 1958 (date of inception of development stage) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Treasure Mountain Holdings, Inc. at December 31, 2002 and the results of operations and cash flows for the years ended December 31, 2002 and 2001, and the period January 1, 1958 to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for any planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 7 . These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
March 10, 2003                                 /s/ Sellers and Andersen L.L.C.
                                               -------------------------------
                                                   Sellers and Andersen L.L.C.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2002
--------------------------------------------------------------------------------



ASSETS
CURRENT ASSETS

   Cash                                                             $ 3,255
                                                                    -------
       Total Current Assets                                         $ 3,255
                                                                    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Accounts payable                                                $   800
                                                                    -------

       Total Current Liabilities                                        800
                                                                    -------

STOCKHOLDERS' EQUITY

   Common stock
       50,000,000 shares authorized, at $0.001 par value,
      2,182,117  shares issued and outstanding                        2,182

   Capital in excess of par value                                   667,570

    Accumulated deficit  - Note 1                                  (667,297)
                                                                    -------

       Total Stockholders' Equity                                     2,455
                                                                    -------

                                                                    $ 3,255
    The accompanying notes are an integral part of these financial statements

                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                            STATEMENTS OF OPERATIONS
          For the Years Ended December 31, 2002 and 2001 and the Period
  January 1, 1958 (date of inception of development stage) to December 31, 2002

--------------------------------------------------------------------------------



                                   Dec 31,       Dec 31,       Jan 1, 1958
                                    2002          2001       to Dec 31, 2002
                                 -----------    -----------    -----------
REVENUES                         $     8,400    $      --      $     8,400

EXPENSES                              34,422         16,926        652,922
                                 -----------    -----------    -----------

NET LOSS - before other income       (26,022)       (16,926)      (644,522)

GAIN FROM SETTLEMENT OF DEBT            --             --           19,000
                                 -----------    -----------    -----------

NET LOSS                         $   (26,022)   $   (16,926)   $  (625,522)
                                 ===========    ===========    ===========



NET LOSS PER COMMON SHARE

   Basic                         $      (.02)       $ .(02)           --
                                 -----------    -----------    -----------

AVERAGE OUTSTANDING SHARES

    Basic                          1,417,642        937,547           --
                                 -----------    -----------    -----------
    The accompanying notes are an integral part of these financial statements


                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Period January 1, 1958 (date of inception of
                    development stage) to December 31, 2002
--------------------------------------------------------------------------------


                                                                                         Capital in
                                                      Common Stock          Excess of   Accumulated
                                                   Shares      Amount       Par Value     Deficit
                                                ----------   ----------   ----------    ----------
Balance January 1, 1958                             14,810           15      126,154       (41,775)

Net operating loss for the years ended
    December 31, 1958                                 --           --           --         (43,600)
    December 31, 1959                                 --           --           --         (28,619)
    December 31, 1960                                 --           --           --         (42,175)
    December 31, 1961                                 --           --           --         (23,449)
Issuance of common shares for services -
                          1969                         400         --          2,000          --
Net operating loss for the year ended
   December 31, 1969                                  --           --           --          (2,000)
Issuance of common shares for payment
   of accounts payable - 1970                        9,720           10       52,064          --
Issuance of common shares for cash - 1970            1,000            1        4,999          --
Issuance of common shares for all
  outstanding stock of Queen Hills - 1970           32,000           32      159,968          --
Net operating loss for the year ended
   December 31, 1970                                  --           --           --          (9,670)
Issuance of common shares for cash and
   payment of accounts payable  - 1972                 550            1         1,374         --
Issuance of common shares for cash and
   payment of accounts payable - 1973                2,900            3        4,667          --
Net operating loss for the year ended
   December 31, 1975                                  --           --           --        (160,000)
Issuance of common shares for services - 1985        3,630            4       18,146          --
Issuance of common shares for all outstanding
    stock of Notch Peak Corp - 1985                 40,331           40      201,617          --
Net operating loss for the year ended
   December 31, 1985                                  --           --           --         (18,150)
Net operating loss for the year ended
   December 31, 1988                                  --           --           --        (201,657)
Issuance of common shares for services - 1997   22,610,000       22,610        7,390          --
Issuance of common shares for cash - 1997          100,000          100        9,900          --
Issuance of additional common shares
   resulting from stock split - 1997                31,206           31          (31)         --
Net operating loss for the year ended
   December 31, 1997                                  --           --           --         (64,560)
Contributions to capital - 1997                       --           --            750          --
                                                ----------   ----------   ----------    ----------

Balance December 31, 1997                       22,846,547       22,847      588,998      (635,655)

    The accompanying notes are an integral part of these financial statements


                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY -
          (Continued) For the Period January 1, 1958 (date of inception of
                    development stage) to December 31, 2002
-------------------------------------------------------------------------------

                                                                               Capital in
                                                      Common Stock              Excess of       Accumulated
                                                   Shares          Amount       Par Value        Deficit
                                                ----------       ----------     ----------      ----------

Contributions to capital - 1998                         --             --              450          --
Net operating loss for the year ended
    December 31, 1998                                   --             --             --            (573)
Contributions to capital - settlement
   of debt - related party                              --             --            5,000          --
Net operating profit for the year ended
   December 31, 1999                                    --             --             --          18,497
Common shares returned and canceled
   by related parties as capital
   contribution - September 27, 2000             (21,909,000)       (21,909)        21,909          --
Net operating loss for the year ended
   December 31, 2000                                    --             --             --          (6,618)
Net operating loss for the year ended
   December 31, 2001                                    --             --             --         (16,926)


Balance December 31, 2001                            937,547            938        616,357      (641,275)

Issuance of common shares for payment
   of debt at $.10 - March 29, 2002                  284,570            284         28,173          --
Issuance of common shares for expenses
   at $.025 - related parties - August 9, 2002       640,000            640         15,360          --
Issuance of common shares for expenses at
   $.025 - related parties - December 30, 2002       320,000            320          7,680          --
Net operating loss for the year ended
    December 31, 2002                                   --             --             --         (26,022)
                                                ----------       ----------     ----------      ----------
Balance December 31, 2002                          2,182,117    $     2,182    $   667,570   $  (667,297)

    The accompanying notes are an integral part of these financial statements


                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
                 For the Years Ended December 31, 2002 and 2001
              and the Period January 1, 1958 (date of inception of
                     development stage) to December 31, 2002

-------------------------------------------------------------------------------


                                                    Dec 31,     Dec 31,   Jan 1, 1958 to
                                                     2002        2001      Dec 31, 2002
                                                  ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                       $ (26,022)   $ (16,926)   $(625,522)

   Adjustments to reconcile net loss to
   net cash provided by operating activities
          Gain from settlement of debt                 --           --        (19,000)
          Changes in accounts payable                  (557)      17,240       53,257
common stock for expenses                            24,000         --        557,520

         Net Change in Cash from Operations          (2,579)         314      (11,745)
                                                  ---------    ---------    ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES                                          --           --           --

CASH FLOWS FROM FINANCING
   ACTIVITIES

Proceeds from issuance of common stock                 --           --         15,000
             Net Increase  (Decrease) in Cash     ---------    ---------    ---------
                                                     (2,579)         314        3,255

   Cash at Beginning of Period                        5,834        5,520         --
                                                  ---------    ---------    ---------
   Cash at End of Period                          $   3,255    $   5,834    $   3,255
                                                  =========    =========    =========

    The accompanying notes are an integral part of these financial statements


                                               TREASURE  MOUNTAIN  HOLDINGS, INC.
                                                  ( Development Stage Company)
                                              STATEMENTS OF CASH FLOWS (Continued)
                      Period January 1, 1958 (Date of Inception of development stage) to December 31, 2002

-------------------------------------------------------------------------------------------------------------------


SCHEDULE OF NONCASH OPERATING, INVESTING, AND FINANCING  ACTIVITIES

Issuance of 400 common shares for services  - 1969                                                  $     2,000

Issuance of 9,720 common shares for payment  of accounts payable - 1970                                  52,074

Issuance of 32,000 common shares for all  outstanding stock of Queen Hills - 1970                       160,000

Issuance of 550 common shares for cash and  payment of accounts payable  - 1972                           1,375

Issuance of 2,900 common shares for cash and   payment of accounts payable - 1973                         4,670

Issuance of 3,630  common shares for services - 1985                                                     18,150

Issuance of 40,331 common shares for all outstanding  stock of Notch Peak Corp -  1985                  201,657


Issuance of 22,610,000 common shares for services - 1997                                                 30,000

Issuance of 284,570 common shares for payment of debt - 2002                                             28,457

Issuance of 960,000 common shares for expenses - 2002                                                    24,000


    The accompanying notes are an integral part of these financial statements

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

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

The Company has been engaged in the activity of the development and operations of mining properties and in 1957 the operations were abandoned and the Company became inactive. The Company has been in the developmental stage since that date.

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

Income Taxes
------------

On December 31, 2002, the Company had a net operating loss available for carry forward of $297,859. The income tax benefit of approximately $89,358 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover expires in the years from 2003 through 2023.

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

--------------------------------------------------------------------------------


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

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

Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or related financial credit risk.

Revenue Recognition
-------------------

Revenue is recognized on the sale and delivery of a product or the completion of services provided.

Statement of Cash Flows
-----------------------

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

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

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

--------------------------------------------------------------------------------


3. LICENSE AGREEMENT

On August 11, 2001 the Company entered into an exclusive worldwide license agreement to market a devise known as "Java Stir" to be used in the coffee industry venues. The terms of the agreement includes a 5% royalty for each 10,000 units sold for a period of 10 years with a minimum royalty of $1,000 a year for the first two years and $1,500 a year for the remaining years. The minimum royalty began on January 1, 2003 and the first yearly royalty payment was reduced from $1,000 to $200.

4. CAPITAL STOCK

The Company was incorporated in 1954 and became inactive in 1957. During the following years errors developed in the stock records and therefore the Company issued 14,281 shares to be held in escrow by the transfer agent in the event of any valid claims for shares not recorded in the Company records.

During 2002 the Company issued common shares to the officers-directors as outlined in note 6.

5. WARRANTS

On September 27, 2000 the board of directors of the Company approved the issuance of warrants entitling the holders to purchase up to 3,000,000 restricted common shares of the Company, at $.25 per share, at any time before 18 months from the date the warrant is granted. At the date of this report no warrants had been issued.

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities have acquired 92% of the outstanding common capital stock.

On March 29, 2002 the Company issued 284,570 common shares to related parties for the payment of notes payable due them.

On August 9, 2002 the Company issued 640,000 common shares at $.025 to related parties as payment for expenses paid for the Company.

On December 30, 2002 the Company issued 320,000 common shares at $.025 to related parties as payment for expenses paid for the Company.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

--------------------------------------------------------------------------------


7. GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however, the Company does not have the working capital to be successful in this effort and to service its debt.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.