Form 10QSB
period 2003-03-31
TREASURE MOUNTAIN HOLDINGS INC
filed 2003-05-20
CIK 1139950

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from           to
                                                         ------       ------
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

                                 (801) 322-0253
                          (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                        Outstanding as of March 31, 2003

         Common Stock, $.001 par value                 2,582,117


                                                 TABLE OF CONTENTS

Heading                                                                                                   Page
-------                                                                                                   ----
                                          PART  I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets - March 31, 2003 (unaudited) and December 31, 2002...................      4

                  Statements of Operations  -  three months ended March 31, 2003 and 2002 and the period from the date of inception of the development
                    stage on January 1, 1958 to March 31, 2003 (unaudited)............................      5

                  Statements of Changes in Stockholders'  Equity - from the date of inception of the development stage on January 1, 1958 to
                    March 31, 2003 (unaudited)........................................................      6

                  Statements of Cash Flows - three  months  ended March 31, 2003 and 2002 and the period from  inception  of the  development
                    stage on January 1, 1958 to March 31, 2003 (unaudited)............................      8

                  Notes to Financial Statements ......................................................     10

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     14

Item 3.      Controls and Procedures..................................................................     16


                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     16

Item 2.      Changes in Securities and Use of Proceeds................................................     16

Item 3.      Defaults Upon Senior Securities..........................................................     16

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     16

Item 5.      Other Information........................................................................     16

Item 6.      Exhibits and Reports on Form 8-K.........................................................     17

             Signatures...............................................................................     18

             Certifications...........................................................................     19

                                                      PART I

Item 1.           Financial Statements

         The accompanying balance sheets of Treasure Mountain Holdings Inc. at March 31, 2003, related statements of operations, changes in stockholders' equity and cash flows for the three months ended March 31, 2003 and 2002 and the period January l, 1958 (date of inception of development stage) to March 31, 2003, have been prepared by management in conformity with accounting principles generally accepted in the U.S. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2003, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003.


                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                      March 31, 2003 and December 31, 2002
=======================================================================================


                                                              Mar 31,        Dec 31,
                                                               2003           2002
                                                            -----------    -----------
ASSETS
CURRENT ASSETS

   Cash                                                     $     5,044    $     3,255
                                                            -----------    -----------

       Total Current Assets                                 $     5,044    $     3,255
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

      Note payable - related party - demand                       2,500           --
   Accounts payable                                                --              800
                                                            -----------    -----------

          Total Current Liabilities                               2,500            800
                                                            -----------    -----------

STOCKHOLDERS' EQUITY

     Common stock
       50,000,000 shares authorized, at $0.001 par value,
      2,182,117    shares issued and outstanding
      at December 31; 2,582,117 shares at March 31                2,582          2,182

   Capital in excess of par value                               673,170        667,570

    Accumulated deficit  - Note 1                              (673,208)      (667,297)
                                                            -----------    -----------

       Total Stockholders' Equity                                 2,544          2,455
                                                            -----------    -----------

                                                            $     5,044    $     3,255
                                                            ===========    ===========


    The accompanying notes are an integral part of these financial statements


                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2003 and 2002
              and the Period January 1, 1958 (date of inception of
                      development stage) to March 31, 2003
=====================================================================================
                                             Mar 31,       Mar 31,      Jan 1, 1958
                                              2003          2002      to Mar 31, 2003
                                          -----------    -----------  ---------------
REVENUES                                  $       787    $     5,000   $     9,187

EXPENSES                                        6,698          3,205       659,620
                                          -----------    -----------   -----------

NET PROFIT (LOSS) - before other income        (5,911)         1,795      (650,433)

GAIN FROM SETTLEMENT OF DEBT                     --             --          19,000


NET PROFIT (LOSS)                         $    (5,911)   $     1,795   $  (631,433)
                                          ===========    ===========   ===========



NET LOSS PER COMMON SHARE

   Basic                                  $      --      $      --
                                          -----------    -----------



AVERAGE OUTSTANDING SHARES

    Basic                                   2,382,117        937,547
                                           -----------   -----------



    The accompanying notes are an integral part of these financial statements


                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Period January 1, 1958 (date of inception of
                      development stage) to March 31, 2003
====================================================================================================


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

    The accompanying notes are an integral part of these financial statements


                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY -
               (Continued) For the Period January 1, 1958 (date of
                inception of development stage) to March 31, 2003
========================================================================================================
                                                                               Capital in
                                                          Common Stock          Excess of    Accumulated
                                                   Shares         Amount        Par Value      Deficit
                                                 -----------    -----------    -----------   -----------

Contributions to capital - 1998                         --             --              450          --
Net operating loss for the year ended
    December 31, 1998                                   --             --             --            (573)
Contributions to capital - settlement
   of debt - related party                              --             --            5,000          --
Net operating profit for the year ended
   December 31, 1999                                    --             --             --          18,497
Common shares returned and canceled
   by related parties as capital
   contribution - September 27, 2000             (21,909,000)       (21,909)        21,909          --
Net operating loss for the year ended
   December 31, 2000                                    --             --             --          (6,618)
Net operating loss for the year ended
   December 31, 2001                                    --             --             --         (16,926)
Issuance of common shares for payment
   of debt at $.10 - March 29, 2002                  284,570            284         28,173          --
Issuance of common shares for expenses
   at $.025 - related parties - August 9, 2002       640,000            640         15,360          --
Issuance of common shares for expenses at
   $.025 - related parties - December 30, 2002       320,000            320          7,680          --
Net operating loss for the year ended
    December 31, 2002                                   --             --             --         (26,022)


Balance December 31, 2002                          2,182,117          2,182        667,570      (667,297)

Issuance of common shares for expenses
   at $.015                                          400,000            400          5,600          --
Net operating loss for three months ended
    March 31, 2003                                      --             --             --          (5,911)


Balance March 31, 2003                             2,582,117    $     2,582    $   673,170   $  (673,208)
                                                 ===========    ===========    ===========   ===========

    The accompanying notes are an integral part of these financial statements

                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
                  For the Three Months Ended March 31, 2003 and
                  2002 and the Period January 1, 1958 (date of
                inception of development stage) to March 31, 2003
==========================================================================================
                                                      Mar 31,      Mar 31,  Jan 1, 1958 to
                                                       2003         2002     Mar 31, 2003
                                                    ---------    ---------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                         $  (5,911)   $   1,795    $(631,433)

   Adjustments to reconcile net loss to
   net cash provided by operating activities
          Gain from settlement of debt                   --           --        (19,000)
          Changes in accounts payable                    (800)      (1,357)      52,457
       Issuance common stock for expenses               6,000         --        584,320
       Contribution to capital - expense                 --           --          1,200

               Net Change in Cash from Operations        (711)         438      (12,456)
                                                    ---------    ---------    ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES                                            --           --           --
                                                    ---------    ---------    ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES

        Proceed from note payable                       2,500         --          2,500
        Proceeds from issuance of common stock           --           --         15,000
                                                    ---------    ---------    ---------
            Net Increase  (Decrease) in Cash            1,789          438        5,044

   Cash at Beginning of Period                          3,255        5,834         --
                                                    ---------    ---------    ---------

   Cash at End of Period                            $   5,044    $   6,272    $   5,044
                                                    =========    =========    =========


    The accompanying notes are an integral part of these financial statements


                        TREASURE MOUNTAIN HOLDINGS, INC.
                          ( Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
 Period January 1, 1958 (Date of Inception of development stage) to December 31, 2002

================================================================================

SCHEDULE OF NONCASH OPERATING, INVESTING, AND FINANCING  ACTIVITIES

Issuance of 400 common shares for services - 1969                                   $  2,000
Issuance of 9,720 common shares for payment  of accounts payable - 1970               52,074
Issuance of 32,000 common shares for all  outstanding stock of Queen Hills - 1970    160,000
Issuance of 550 common shares for cash and  payment of accounts payable - 1972         1,375
Issuance of 2,900 common shares for cash and  payment of accounts payable - 1973       4,670
Issuance of 3,630  common shares for services - 1985                                  18,150
Issuance of 40,331 common shares for all outstanding
stock of Notch Peak Corp - 1  985                                                     201,657
Issuance of 22,610,000 common shares for services - 1997                              30,000
Issuance of 284,570 common shares for payment of debt - 2002                          28,457
Issuance of 960,000 common shares for expenses - 2002                                 24,000
Issuance of 400,000 common shares for expenses - 2003                                  6,000

    The accompanying notes are an integral part of these financial statements

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003
================================================================================

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

Income Taxes
------------

On March 31, 2003, the Company had a net operating loss available for carry forward of $303,770. The income tax benefit of approximately $91,130 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover expires in the years starting in 2003 through 2023.

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003
================================================================================

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the diluted income (loss) per shares is not shown.

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

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002
================================================================================

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

During 2002 and 2003 the Company issued common shares to the officers-directors as outlined in note 6.

5.   WARRANTS

On September 27, 2000 the board of directors of the Company approved the issuance of warrants entitling the holders to purchase up to 3,000,000 restricted common shares of the Company, at $.25 per share, at any time before 18 months from the date the warrant is granted. At the date of this report no warrants had been issued.

6.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities have acquired 93% of the outstanding common capital stock.

On March 29, 2002 the Company issued 284,570 common shares to related parties for the payment of notes payable due them.

On August 9, 2002 the Company issued 640,000 common shares at $.025 to related parties as payment for expenses paid for the Company.

On December 30, 2002 the Company issued 320,000 common shares at $.025 to related parties as payment for expenses paid for the Company.

On March 2003 the Company issued 400,000 common shares at $.015 as payment for expenses paid for the Company.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003
================================================================================

7.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however, the Company does not have the working capital to be successful in this effort and to service its debt which raises substantial doubt its ability to continue as a going concern.

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

         We were organized in 1954 to engage in the business of mining, milling, processing and marketing various minerals, primarily tungsten. We engaged in the mining business for a period of time, but then became inactive. We are deemed to be a development stage company with minimal assets.

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

         Java Stir is the only swizzle stick made exclusively for stirring coffee. The base color of the Java Stir is coffee brown or black and consists of a sculptured coffee bean attached to a thin acrylic stick made of ABS plastic. The Java Stir can be custom imprinted on the paddle part, an area approximately 1/2 inch by 1/2 inch, with a company's logo and/or message pursuant to customer specifications. Custom molding is available upon request. The Java Stir will offer a company logo imprinted on the plastic circular diameter (paddle) of the stir stick combined with a gold or silver foil finish for a sharp noticeable finish. We are currently seeking an alternative manufacturing source based in the Hong Kong , China area. Management believes this will enable us to be more effective in marketing the JavaStir product.

         Presently, necessary operating funds are being provided by our officers and directors. Certain costs and expenses associated with our operations and expenses have been arranged for by a director in exchange for notes payable. It is anticipated that some future expenses may be handled in a similar manner. However, unless we are able to secure sufficient financing, there is substantial doubt about our ability to continue as a going concern.

         At March 31, 2003 and December 31, 2002, we had total assets consisting of cash of $5,044 and $3,255, respectively. Total liabilities at March 31, 2003 and December 31, 2002 were $2,500 and $800, respectively. Liabilities at March 31, 2003 consisted of a demand note in the amount of $2,500 issued to one of our directors. The note bears interest at 6% per annum and is convertible into shares of our common stock at a conversion price of $.005 per share. Liabilities at December 31, 2002 consisted primarily of professional fees.

         For the three-month period ended March 31, 2003, we realized revenues of $787 compared to $5,000 revenues for the corresponding 2002 period. Revenues for the first quarter of 2003 were derived from custom design work. Revenues for the first quarter of 2002 were the result of creating designs for special orders to be delivered. Total expenses were $6,698 for the first quarter of 2003 compared to $3,205 for the corresponding 2002 period. Expenses during the first quarter of 2003 were for accrued rents, services, general operating expenses and professional fees. Expenses during the first quarter of 2002 were for general operating expenses and professional fees.

         Our net loss for the first quarter of 2003 was $5,911 compared with a net profit of $1,795 for the first quarter of 2002. The increase net loss is due to lower revenues in 2003 and an increase in expenses.

         In the opinion of management, inflation has not and will not have a material effect on the operations in the immediate future.

Plan of Operation

         Prior to entering into the license agreement, we were actively investigating possible business opportunities with the intent to acquire or merge with one or more business ventures. Although we may, in the future, consider possible merger and acquisition candidates, management is presently focusing on developing a marketing plan for the production and sale of the Java Stir product. However, because we currently lack adequate funds, it may be necessary for the officers and directors to either advance funds or to accrue expenses until such time as alternative funding can be arranged. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. On May 17, 2002, the Board of Directors authorized, as of January 1, 2002, the accrual of rent expense in the amount of $500 per month payable to George I. Norman III, our President and a director (in the name of the Alewine Limited Liability Company) and Lane Clissold, our Secretary/Treasurer and a director. The Board also authorized on May 17, 2002 the accrual of services in the amount of $1,500 per month payable to Messrs. Norman and Clissold. On March 31, 2003, we issued an aggregate of 400,000 shares of common stock to related parties as payment for accrued rent and services. Directors have agreed to defer any cash compensation until such time as business conditions permit such expenditures.

         During the remainder of 2003, we will endeavor to complete a comprehensive business plan for the production and marketing of the Java Stir. Management anticipates that it may need to add employees to help in the development of its business plan and ultimate marketing of the product. However, employees will be added only as business conditions warrant and adequate funding is available. Also, as financing becomes available, we will perform certain marketing studies and market tests to determine the viability of the product and a product line. To date, we have not had sufficient capital and resources to perform any marketing studies and market tests to further determine the viability of the product or a product line. Marketing to date has been posting web pages of the JavaStir stir stick product on our internet site with an 800 telephone number and a corporate email address. We have had limited success and limited revenues resulting from creating designs for special orders. We are attempting now by the way of small orders from its web site to produce and market the Java Stir.

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

Net Operating Loss

         We have accumulated approximately $303,770 of net operating loss carry forwards as of March 31, 2003. The income tax benefit of $91,130 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable as we have had only limited operations. The loss carryforward expires in the years from 2002 through 2023. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.

Forward-looking and Cautionary Statements

         This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words
"may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

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

Item 3.   Controls and Procedures.

         Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of a date within 90 days prior to the date of the filing of this Form 10-QSB, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

         Changes in Internal Controls. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.


                                     PART II

Item 1.           Legal Proceedings

         There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.


Item 2.           Changes In Securities and Use of Proceeds


         On March 31, 2003, we issued an aggregate of 400,000 shares of authorized, but previously unissued common stock for accrued rent and services in the amount of $6,000. The shares were valued at $.015 per share and were issued to George I. Norman III, Lane Clissold, and to Alewine Limited Liability Company.

         The above shares were issued in a private transaction to persons having knowledge about Treasure Mountain Holdings and our business operations. Accordingly, we relied upon the exemptions from registration under the Securities Act of 1933, as amended, provided by Section 4(2) of that Act. The shares are deemed to be "restricted securities."


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

                  No report on Form 8-K was filed by the Company during the three-month period ended March 31, 2003.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TREASURE MOUNTAIN HOLDINGS, INC.



Date:  May 20, 2003              By:  /S/ GEORGE I. NORMAN, III
                                    --------------------------------------------
                                          George I. Norman, III
                                          President, C.E.O. and Director




Date:  May 20, 2003              By: /S/ LANE CLISSOLD
                                    --------------------------------------------
                                          Lane Clissold
                                          Secretary/Treasurer, and Director
                                          (Principal Accounting Officer)

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 20, 2003


/s/   GEORGE I. NORMAN, III
---------------------------
      George I. Norman, III
      Chief Executive Officer

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 20, 2003


/s/   LANE CLISSOLD
----------------------------------
      Lane Clissold
      Principal Accounting Officer