Form 10QSB
period 2003-06-30
TREASURE MOUNTAIN HOLDINGS INC
filed 2003-08-13
CIK 1139950

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2003

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


                                (801) 322-0253 (
                           --------------------------
                           Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                          Outstanding as of June 30, 2003
     -----------------------------             -------------------------------
     Common Stock, $.001 par value                    2,582,117


                                                 TABLE OF CONTENTS

Heading                                                                                                   Page
                                          PART  I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets - June 30, 2003 (unaudited) and December 31, 2002....................      4

                  Statements of Operations  - six months ended June 30, 2003 and 2002 and the period from the date of inception of the development
                    stage on January 1, 1958 to June 30, 2003 (unaudited).............................      5

                  Statements  of Cash Flows - three  months  ended June 30, 2003 and 2002 and the period from  inception  of the  development stage
                    on January 1, 1958 to June 30, 2003 (unaudited)...................................      6

                  Notes to Financial Statements ......................................................      8

Item 2.      Management's Discussion and Analysis or Results of Operations............................     11

Item 3.      Controls and Procedures..................................................................     13


                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     13

Item 2.      Changes in Securities and Use of Proceeds................................................     13

Item 3.      Defaults Upon Senior Securities..........................................................     13

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     13

Item 5.      Other Information........................................................................     13

Item 6.      Exhibits and Reports on Form 8-K.........................................................     14

             Signatures...............................................................................     15

                                     PART I

Item 1.           Financial Statements

             The accompanying balance sheet of Treasure Mountain Holdings Inc. at June 30, 2003, related statements of operations, changes in stockholders' equity and cash flows for the three months ended June 30, 2003 and 2002 and the period January l, 1958 (date of inception of development stage) to June 30, 2003, have been prepared by management in conformity with accounting principles generally accepted in the U.S. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2003, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003.


                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                       June 30, 2003 and December 31, 2002

--------------------------------------------------------------------------------


                                                                                 Jun 30,      Dec 31,
                                                                                  2003         2002
                                                                                ---------    ---------
ASSETS
CURRENT ASSETS

   Cash                                                                         $   1,625    $   3,255
                                                                                ---------    ---------

   Total Current Assets                                                         $   1,625    $   3,255
                                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Notes payable - demand - related party                                       $   2,538    $    --
   Accounts payable - related parties                                               6,000         --
   Accounts payable                                                                  --            800
                                                                                ---------    ---------

       Total Current Liabilities                                                    8,538          800
                                                                                ---------    ---------

STOCKHOLDERS' EQUITY

   Common stock
       50,000,000 shares authorized, at $0.001 par value,
       2,582,117 shares issued and outstanding on June 30, 2003;
       2,182,117   shares on December 31, 2002                                      2,582         2,182
   Capital in excess of par value                                                 673,170      667,570
    Deficit accumulated during development stage                                 (682,665)    (667,297)
                                                                                ---------    ---------

       Total Stockholders' Equity (Deficiency)                                     (6,913)       2,455
                                                                                ---------    ---------

                                                                                $   1,625    $   3,255
                                                                                =========    =========



              The accompanying notes are an integral part of these
                             financial statements.



                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                            STATEMENTS OF OPERATIONS
              For the Three and Six Months Ended June 30, 2003 and
             2002 and the Period January 1, 1958 (date of inception
                     of development stage) to June 30, 2003

-----------------------------------------------------------------------------------------


                                           Three Months            Six Months
                                     Jun 30,      Jun 30,      Jun 30,     Jun 30,    Jan 1, 1958
                                      2003         2002         2003        2002    to Jun 30, 2003
                                   ---------    ---------    ---------    ---------    ---------


REVENUES                           $   1,310    $   1,200    $   2,097    $   6,200    $  10,497

EXPENSES                              10,767       12,970       17,465       16,175      670,387
                                   ---------    ---------    ---------    ---------    ---------

NET PROFIT (LOSS) -
      before other income             (9,457)     (11,770)     (15,368)      (9,975)    (659,890)

SETTLEMENT OF DEBT                      --           --           --           --         19,000


NET PROFIT (LOSS)                  $  (9,457)   $ (11,770)   $ (15,368)   $  (9,975)   $(640,890)
                                   =========    =========    =========    =========    =========



NET LOSS PER COMMON
     SHARE

   Basic                           $    --      $    (.01)   $    (.01)   $    (.01)        --
                                   ---------    ---------    ---------    ---------    ---------


AVERAGE OUTSTANDING
    SHARES - (stated in 1,000's)

    Basic                              2,582        1,222         --          2,582        1,222
                                   ---------    ---------    ---------    ---------    ---------

              The accompanying notes are an integral part of these
                             financial statements.



                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
                   For the Six Months Ended June 30, 2003 and
             2002 and the Period January 1, 1958 (date of inception
                     of development stage) to June 30, 2003

-----------------------------------------------------------------------------------------


                                                     Jun 30,      Jun 30, Jan 1, 1958 to
                                                      2003         2002     Jun 30, 2003
                                                    ---------    ---------    ---------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net profit (loss)                                $ (15,368)   $  (9,975)   $(640,890)


       Adjustments to reconcile net loss to
       net cash provided by operating activities

              Settlement of debt                         --           --        (19,000)
              Changes in accounts payable               7,738       10,643       60,995
         Issuance common stock for expenses             6,000         --        584,320
          Contribution to capital - expenses             --           --          1,200
                                                    ---------    ---------    ---------
               Net Change in Cash from Operations      (1,630)         668      (13,375)
                                                    ---------    ---------    ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                         --           --           --
                                                    ---------    ---------    ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common stock            --           --         15,000
                                                    ---------    ---------    ---------


    Net Increase  (Decrease) in Cash                   (1,630)         668        1,625

   Cash at Beginning of Period                          3,255        5,834         --
                                                    ---------    ---------    ---------

   Cash at End of Period                            $   1,625    $   6,502    $   1,625
                                                    =========    =========    =========

              The accompanying notes are an integral part of these
                             financial statements.


                        TREASURE MOUNTAIN HOLDINGS, INC.
                          ( Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
 Period January 1, 1958 (Date of Inception of development stage) to June 30, 2003

-----------------------------------------------------------------------------------------


SCHEDULE OF NONCASH OPERATING, INVESTING, AND FINANCING  ACTIVITIES

Issuance of 400 common shares for services - 1969                                           $   2,000      --
Issuance of 9,720 common shares for payment  of accounts payable - 1970                        52,074
Issuance of 32,000 common shares for all  outstanding stock of Queen Hills - 1970               --      160,000
Issuance of 550 common shares for cash and  payment of accounts payable    - 1972               --        1,375
Issuance of 2,900 common shares for cash and payment of acco--ts pa   4,6701973
Issuance of 3,630  common shares for services - 1985                                            --       18,150
Issuance of 40,331 common shares for all outstanding stock of Notch Peak Corp - 1985          201,657      --
Issuance of 22,610,000 common shares for services - 1997                                       30,000      --
Issuance of 284,570 common shares for payment of debt - 2002                                   28,457
Issuance of 960,000 common shares for expenses - 2002                                          24,000      --
Issuance of 400,000 common shares for expenses - 2003                                           6,000      --


              The accompanying notes are an integral part of these
                             financial statements.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

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

Income Taxes

On June 30, 2003, the Company had a net operating loss available for carry forward of $313,227. The income tax benefit of approximately $93,968 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has only limited operations. The loss carryover expires in the years from 2003 through 2024.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the diluted income (loss) per shares is not shown.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

--------------------------------------------------------------------------------

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of services provided.

Statements of Cash Flows

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

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

3.  LICENSE AGREEMENT

On August 11, 2001 the Company entered into an exclusive worldwide license agreement to market a device known as "Java Stir" to be used in the coffee industry venues. The terms of the agreement includes a 5% royalty for each 10,000 units sold for a period of 10 years with a minimum royalty of $1,000 a year for the first two years and $1,500 a year for the remaining years. The minimum royalty began on January 1, 2003 and the first yearly royalty payment was reduced from $1,000 to $200.

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

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

--------------------------------------------------------------------------------


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

During March 2003 the Company issued 400,000 common shares at $.015 as payment for expenses paid for the Company.

7.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however, the Company does not have the working capital to be successful in this effort and to service its debt which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

8.  FINANCIAL STATEMENTS

The accompanying balance sheets of Treasure Mountain Holdings Inc. at June 30, 2003 and December 31, 2002, and the related statements of operations, and cash flows for the three and six months ended June 30, 2003 and 2002 and the period January l, 1958 (date of inception of development stage) to June 30, 2003 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

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

         Java Stir is the only swizzle stick made exclusively for stirring coffee. The base color of the Java Stir is coffee brown or black and consists of a sculptured coffee bean attached to a thin acrylic stick made of ABS plastic. The Java Stir can be custom imprinted on the paddle part, an area approximately 1/2 inch by 1/2 inch, with a company's logo and/or message pursuant to customer specifications. Custom molding is available upon request. The Java Stir will offer a company logo imprinted on the plastic circular diameter (paddle) of the stir stick combined with a gold or silver foil finish for a sharp noticeable finish. We are currently seeking an alternative manufacturing source based in Knwloon Bay, China. Management believes this will enable us to be more effective in marketing the JavaStir product.

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

         At June 30, 2003 and December 31, 2002, we had total assets consisting of cash of $1,625 and $3,255, respectively. Total liabilities at June 30, 2003 and December 31, 2002 were $8,538 and $800, respectively. Liabilities at June 30, 2003 consisted of a demand note in the amount of $2,500 issued to one of our directors and $6,000 consisting primarily of accrued rents and services. The note bears interest at 6% per annum and is convertible into shares of our common stock at a conversion price of $.005 per share. Liabilities at December 31, 2002 consisted primarily of professional fees.

          The Company realized revenues of $1,310 during the three month period ended June 30, 2003, compared to $1,200 revenues for the corresponding 2002 period. For the six-month period ended June 30, 2003, we realized revenues of $2,097 compared to $6,200 revenues for the corresponding 2002 period. Revenues for the second quarter and the first six months of 2003 were derived from custom design work. Revenues for the second quarter and the first six months of 2002 were the result of creating designs for special orders to be delivered. Total expenses were $10,767 for the second quarter of 2003 compared to $12,970 for the corresponding 2002 period. Total expenses were $17,465 for the first six months of 2003 compared to $16,175 for the corresponding 2002 period. Expenses during the second quarter and the first six months of 2003 were for accrued rents, services, general operating expenses and professional fees. Expenses during the second quarter and the first six months of 2002 period were for accrued rents, services, general operating expenses and professional fees.

         Our net loss for the second quarter of 2003 was $9,457 compared with a net loss of $11,770 for the second quarter of 2002. The decrease in our net loss is due to a small decrease in expenses in 2003. Our net loss for the first six months of 2003 was $15,368 compared with a net loss of $9,975 for the first six months of 2002. The increase in our net loss is due to a small increase in expenses and a decrease in revenues.

         In the opinion of management, inflation has not and will not have a material effect on the operations in the immediate future.

Plan of Operation

         Prior to entering into the license agreement, we were actively investigating possible business opportunities with the intent to acquire or merge with one or more business ventures. Although we may, in the future, consider possible merger and acquisition candidates, management is presently focusing on developing a marketing plan for the production and sale of the Java Stir product. However, because we currently lack adequate funds, it has been necessary for the officers and directors to advance funds and to accrue expenses until such time as alternative funding can be arranged. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. On May 17, 2002, the Board of Directors authorized, as of January 1, 2002, the accrual of rent expense in the amount of $500 per month payable to George I. Norman III, our President and a director (in the name of the Alewine Limited Liability Company) and Lane Clissold, our Secretary/Treasurer and a director. The Board also authorized on May 17, 2002 the accrual of services in the amount of $1,500 per month payable to Messrs. Norman and Clissold. On March 31, 2003, we issued an aggregate of 400,000 shares of common stock to related parties as payment for accrued rent and services. As of June 30, 2003 we had accrued expenses in the amount of $6,000 for rent and services due to related parties. Directors have agreed to defer any cash compensation until such time as business conditions permit such expenditures.

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

         Management estimates that we need approximately $25,000 to finalize development of the Java Stir and commence more meaningful marketing. As of the date hereof, we have not entered into any agreement or arrangement to secure the requisite funding. There can be no assurance that we will be able to obtain such funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

Net Operating Loss

         We have accumulated approximately $313,227 of net operating loss carry forwards as of June 30, 2003. The income tax benefit of $93,968 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable as we have had only limited operations. The loss carryforward expires in the years from 2003 through 2024. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.

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


Item 3.   Controls and Procedures.

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.


                                     PART II

Item 1.           Legal Proceedings

         There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.


Item 2.           Changes In Securities and Use of Proceeds

         This Item is not applicable.


Item 3.                    Defaults Upon Senior Securities

         This Item is not applicable.


Item 4.                    Submission of Matters to a Vote of Security Holders

         This Item is not applicable.


Item 5.                    Other Information

         This Item is not applicable.

Item 6.                    Exhibits and Reports on Form 8-K

         (a)      Exhibits

                           Exhibit 31.1     Certification of C.E.O.  Pursuant to
                                            Section  302 of the  Sarbanses-Oxley
                                            Act of 2002.

                           Exhibit 31.2 Certification of Principal Accounting Officer Pursuant to
                                            Section  302 of the  Sarbanses-Oxley
                                            Act of 2002.

                           Exhibit 32.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           Exhibit 32.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

         (b) Reports on Form 8-K

                  No report on Form 8-K was filed by the Company during the three-month period ended June 30, 2003.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        TREASURE MOUNTAIN HOLDINGS, INC.



Date: August 13, 2003              By:  /S/ GEORGE I. NORMAN, III
                                      -----------------------------------------
                                            George I. Norman, III
                                            President, C.E.O. and Director




Date: August 13, 2003              By: /S/ LANE CLISSOLD
                                      -----------------------------------------
                                            Lane Clissold
                                            Secretary/Treasurer, and Director
                                            (Principal Accounting Officer)