Form 10QSB
period 2003-09-30
TREASURE MOUNTAIN HOLDINGS INC
filed 2003-11-14
CIK 1139950

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2003

                                       or

[  ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number 000-32741

                        TREASURE MOUNTAIN HOLDINGS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                                  84-1394211
-------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

              1390 South 1100 East #204, Salt Lake City, Utah 84111
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (801) 322-0253
                           ---------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes [X]   No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                          Outstanding as of September 30, 2003
-----------------------------             -------------------------------------
Common Stock, $.001 par value                         3,382,117


                                        TABLE OF CONTENTS

Heading                                                                                                   Page
-------                                                                                                   ----
                                          PART  I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets - September 30, 2003 (unaudited) and December 31, 2002...............      4

                  Statements of Operations  - nine months ended September 30, 2003 and 2002 and the period from the date of inception of the development
                    stage on January 1, 1958 to September 30, 2003 (unaudited)........................      5

                  Statements of Changes in Stockholders' Equity - for the period from inception of the development stage on January 1, 1958 to
                  September 30, 2003 .................................................................      6

                  Statements of Cash Flows  -  three months ended September 30, 2003 and 2002 and the period from inception of the development stage
                    on January 1, 1958 to September 30, 2003 (unaudited)..............................      8

                  Notes to Financial Statements ......................................................     10

Item 2.      Management's Discussion and Analysis or Results of Operations............................     14

Item 3.      Controls and Procedures..................................................................     16


                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     16

Item 2.      Changes in Securities and Use of Proceeds................................................     17

Item 3.      Defaults Upon Senior Securities..........................................................     17

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     17

Item 5.      Other Information........................................................................     17

Item 6.      Exhibits and Reports on Form 8-K.........................................................     17

             Signatures...............................................................................     18

                                     PART I

Item 1.  Financial Statements

         The accompanying balance sheet of Treasure Mountain Holdings Inc. at September 30, 2003, related statements of operations, changes in stockholders' equity and cash flows for the three months ended September 30, 2003 and 2002 and the period January l, 1958 (date of inception of development stage) to September 30, 2003, have been prepared by management in conformity with accounting principles generally accepted in the U.S. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2003, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003.


                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                    September 30, 2003 and December 31, 2002


                                                                        Sept 30,     Dec 31,
                                                                         2003         2002
                                                                       ---------    ---------
ASSETS
CURRENT ASSETS
   Cash                                                                $     812    $   3,255
                                                                       ---------    ---------

   Total Current Assets                                                $     812    $   3,255
                                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Note payable - related parties                                          3,538         --
   Accounts payable                                                         --            800
                                                                       ---------    ---------

       Total Current Liabilities                                           3,538          800
                                                                       ---------    ---------

STOCKHOLDERS' EQUITY

   Common stock
       50,000,000 shares authorized, at $0.001 par value,
       3,382,117 shares issued and outstanding at September 30,2003;
       2,582,117 at December 31, 2002                                      3,382        2,182
   Capital in excess of par value                                        684,370      667,570
    Deficit accumulated during development stage                        (690,478)    (667,297)
                                                                       ---------    ---------

       Total Stockholders' Equity (Deficiency)                            (2,726)       2,455
                                                                       ---------    ---------

                                                                       $     812    $   3,255
                                                                       =========    =========

   The accompanying notes are an integral part of these financial statements.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                            STATEMENTS OF OPERATIONS
             For the Three and Nine Months Ended September 30, 2003
           and 2002 and the Period January 1, 1958 (date of inception of development stage) to September 30, 2003
-----------------------------------------------------------------------------------------------------

                                           Three Months           Nine Months
                                     Sept 30,    Sept 30,     Sept 30,    Sept 30,      Jan 1, 1958
                                      2003         2002         2003        2002     to Sept 30, 2003
                                   ---------    ---------    ---------    ---------  ----------------
REVENUES                           $     200    $   1,000    $   2,297    $   7,200    $  10,697

EXPENSES                               8,013        9,888       25,478       26,055      678,400
                                   ---------    ---------    ---------    ---------    ---------

NET PROFIT (LOSS) -
      before other income             (7,813)      (8,880)     (23,181)     (18,855)    (667,703)

SETTLEMENT OF DEBT                      --           --           --           --         19,000

NET PROFIT (LOSS)                  $  (7,813)   $  (8,880)   $ (23,181)   $ (18,855)   $(648,703)
                                   =========    =========    =========    =========    =========

NET LOSS PER COMMON
     SHARE

   Basic and diluted               $    --      $    (.01)   $    (.01)   $    (.02)        --
                                   ---------    ---------    ---------    ---------    ---------


AVERAGE OUTSTANDING
    SHARES - (stated in 1,000's)

    Basic                              2,849        1,222        2,715        1,222         --
                                   ---------    ---------    ---------    ---------    ---------



   The accompanying notes are an integral part of these financial statements.


                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                For the Period January 1, 1958 (date of inception
                   of development stage) to September 30, 2003
-----------------------------------------------------------------------------------------------------------------
(Split Table)
                                                               Common Stock           Capital in
                                                        --------------------------     Excess of     Accumulated
                                                           Shares         Amount       Par Value       Deficit
                                                        -----------     ----------    -----------    -----------
Balance January 1, 1958                                      14,810             15        126,154        (41,775)

Net operating loss for the years ended
    December 31, 1958                                          --             --             --          (43,600)
    December 31, 1959                                          --             --             --          (28,619)
    December 31, 1960                                          --             --             --          (42,175)
    December 31, 1961                                          --             --             --          (23,449)
Issuance of common shares for services - 1969                   400           --            2,000           --
Net operating loss for the year ended
   December 31, 1969                                           --             --             --           (2,000)
Issuance of common shares for payment
   of accounts payable - 1970                                 9,720             10         52,064           --
Issuance of common shares for cash - 1970                     1,000              1          4,999           --
Issuance of common shares for all
  outstanding stock of Queen Hills - 1970                    32,000             32        159,968           --
Net operating loss for the year ended
   December 31, 1970                                           --             --             --           (9,670)
Issuance of common shares for cash and
   payment of accounts payable - 1972                           550              1          1,374           --
Issuance of common shares for cash and
   payment of accounts payable - 1973                         2,900              3          4,667           --
Net operating loss for the year ended
   December 31, 1975                                           --             --             --         (160,000)
Issuance of common shares for services - 1985                 3,630              4         18,146           --
Issuance of common shares for all outstanding
    stock of Notch Peak Corp - 1985                          40,331             40        201,617           --
Net operating loss for the year ended
   December 31, 1985                                           --             --             --          (18,150)
Net operating loss for the year ended
   December 31, 1988                                           --             --             --         (201,657)
Issuance of common shares for services - 1997            22,610,000         22,610          7,390           --
Issuance of common shares for cash - 1997                   100,000            100          9,900           --
Issuance of additional common shares
   resulting from stock split - 1997                         31,206             31            (31)          --
Net operating loss for the year ended
   December 31, 1997                                           --             --             --          (64,560)
Contributions to capital - 1997                                --             --              750           --


Balance December 31, 1997                                22,846,547         22,847        588,998       (635,655)



                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY -
          (Continued) For the Period January 1, 1958 (date of inception of development stage) to September 30, 2003
----------------------------------------------------------------------------------------------------------------
(continued)
                                                               Common Stock           Capital in
                                                        --------------------------     Excess of     Accumulated
                                                           Shares         Amount       Par Value       Deficit
                                                        -----------     ----------    -----------    -----------

Contributions to capital - 1998                                --             --              450           --
Net operating loss for the year ended
    December 31, 1998                                          --             --             --             (573)
Contributions to capital - settlement
   of debt - related party                                     --             --            5,000           --
Net operating profit for the year ended
   December 31, 1999                                           --             --             --           18,497
Common shares returned and canceled
   by related parties as capital
   contribution - September 27, 2000                    (21,909,000)       (21,909)        21,909           --
Net operating loss for the year ended
   December 31, 2000                                           --             --             --           (6,618)
Net operating loss for the year ended
   December 31, 2001                                           --             --             --          (16,926)
Issuance of common shares for payment
   of debt at $.10 - March 29, 2002                         284,570            284         28,173           --
Issuance of common shares for expenses
   at $.025 - related parties - August 9, 2002              640,000            640         15,360           --
Issuance of common shares for expenses at
   $.025 - related parties - December 30, 2002              320,000            320          7,680           --
Net operating loss for the year ended
    December 31, 2002                                          --             --             --          (26,022)

Balance December 31, 2002                                 2,182,117          2,182        667,570       (667,297)

Issuance of common shares for expenses
    at $.015                                              1,200,000          1,200         16,800           --
Net operating loss for the nine
  months ended September 30, 2003                              --             --             --          (23,181)

Balance September 30, 2003                                3,382,117    $     3,382    $   684,370    $  (690,478)
                                                        ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 2003
                and 2002 and the Period January 1, 1958 (date of
              inception of development stage) to September 30, 2003

-------------------------------------------------------------------------------------------


                                                    Sept 30,      Sept 30,   Jan 1, 1958 to
                                                      2003         2002      Sept 30, 2003
                                                    ---------    ---------   -------------
CASH FLOWS FROM
   OPERATING ACTIVITIES
   Net profit (loss)                                $ (23,181)   $ (18,855)   $(648,703)


       Adjustments to reconcile net loss to
       net cash provided by operating activities

              Settlement of debt                         --           --        (19,000)
              Changes in accounts payable               2,738          643       55,995
        Issuance common stock for expenses             18,000       16,000      596,320
          Contribution to capital - expenses             --           --          1,200
                                                    ---------    ---------    ---------
               Net Change in Cash from Operations      (2,443)      (2,212)     (14,188)
                                                    ---------    ---------    ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                         --           --           --
                                                    ---------    ---------    ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common stock            --           --         15,000
                                                    ---------    ---------    ---------


    Net Increase  (Decrease) in Cash                   (2,443)      (2,212)         812

   Cash at Beginning of Period                          3,255        5,834         --
                                                    ---------    ---------    ---------

   Cash at End of Period                            $     812    $   3,622    $     812
                                                    =========    =========    =========

    The accompanying notes are an integral part of these financial statements



                        TREASURE MOUNTAIN HOLDINGS, INC.
                          ( Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
                    Period January 1, 1958 (Date of Inception
                  of development stage) to September 30, 2003
--------------------------------------------------------------------------------


SCHEDULE OF NONCASH OPERATING, INVESTING, AND FINANCING  ACTIVITIES
Issuance of 400 common shares for services  - 1969                                             $  2,000
Issuance of 9,720 common shares for payment  of accounts payable - 1970                          52,074
Issuance of 32,000 common shares for all  outstanding stock of Queen Hills - 1970               160,000
Issuance of 550 common shares for cash and  payment of accounts payable  - 1972                   1,375
Issuance of 2,900 common shares for cash and   payment of accounts payable - 1973                 4,670
Issuance of 3,630  common shares for services - 1985                                             18,150
Issuance of 40,331 common shares for all outstanding  stock of Notch Peak Corp  - 1985          201,657
Issuance of 22,610,000 common shares for services - 1997                                         30,000
Issuance of 284,570 common shares for payment of debt - 2002                                     28,457
Issuance of 960,000 common shares for expenses - 2002                                            24,000
Issuance of 400,000 common shares for expenses - 2003                                             6,000
Issuance of 800,000 common shares for expenses - 2003                                            12,000






   The accompanying notes are an integral part of these financial statements.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
--------------------------------------------------------------------------------

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

Income Taxes
------------

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On September 30, 2003, the Company had a net operating loss available for carry forward of $321,040. The income tax benefit of approximately $96,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover expires in the years from 2003 through 2024.

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003

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

Advertising and Market Development
----------------------------------

The Company expenses advertising and market development costs as incurred.

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

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
--------------------------------------------------------------------------------


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

During 2003 the Company issued common shares to the officers-directors as outlined in note 6.

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

An officer has made a 6% interest, demand, loan to the Company of $3,500, which is convertible into common capital stock, at any time, at $.005 per share, at the option of the note holder.

On March 29, 2002 the Company issued 284,570 common shares to related parties for the payment of notes payable due them. On August 9, 2002 the Company issued 640,000 common shares at $.025 to related parties as payment for expenses paid for the Company. On December 30, 2002 the Company issued 320,000 common shares at $.025 to related parties as payment for expenses paid for the Company. During 2003 the Company issued 1,200,000 common shares at $.015 for expenses paid for the Company.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003

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

8.  FINANCIAL STATEMENTS

The accompanying balance sheets of Treasure Mountain Holdings Inc. at September 30, 2003 and December 31, 2002, and the related statements of operations, and cash flows for the three and nine months ended September 30, 2003 and 2002 and the period January l, 1958 (date of inception of development stage) to September 30, 2003 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

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

         On August 11, 2001, we executed a License Agreement to acquire the worldwide, exclusive license to make, manufacture, sell, attach a trademark or trade name to, and to exercise incidents of ownership in and to all interests, proprietary rights and improvement in and to the "Java Stir" product. Under the terms of the agreement, we paid $500 for such rights and agreed to pay a royalty of 5% of gross revenues for each 10,000 Java Stirs sold by us or our designees. The term of the agreement is for ten years. We must pay a minimum royalty of $1,000 for each of the first two years of the agreement and $1,500 for each remaining year. We renegotiated the agreement to defer the initial royalty payment until January 1, 2003, and to reduce the minimum royalty amount from $1,000 to $200, which we have paid. The License Agreement for this year has been extended until January 1, 2004.

         Java Stir is the only swizzle stick made exclusively for stirring coffee. The base color of the Java Stir is coffee brown or black and consists of a sculptured coffee bean attached to a thin acrylic stick made of ABS plastic. The Java Stir can be custom imprinted on the paddle part, an area approximately 1/2 inch by 1/2 inch, with a company's logo and/or message pursuant to customer specifications. Custom molding is available upon request. The Java Stir will offer a company logo imprinted on the plastic circular diameter (paddle) of the stir stick combined with a gold or silver foil finish for a sharp noticeable finish. We are still seeking an alternative manufacturing source based in Knwloon Bay, China. Management believes this will enable us to be more effective in marketing the JavaStir product.

         Presently, necessary operating funds are being provided by our officers and directors. Certain costs and expenses associated with our operations and expenses have been arranged for by a director in exchange for notes payable. It is anticipated that some future expenses may be handled in a similar manner. However, unless we are able to secure sufficient financing and reliable manufacturing there is substantial doubt about our ability to continue as a going concern.

         At September 30, 2003 and December 31, 2002, we had total assets consisting of cash of $812 and $3,255, respectively. Total liabilities at September 30, 2003 and December 31, 2002 were $3,538 and $800, respectively. Liabilities at September 30, 2003 consisted of a demand notes in the amount of $3,500 issued to one of our directors. The notes bears interest at 6% per annum and are convertible into shares of our common stock at a conversion price of $.005 per share. Liabilities at December 31, 2002 consisted primarily of professional fees.

          The Company realized revenues of $200 during the three month period ended September 30, 2003, compared to $1,000 revenues for the corresponding 2002 period. For the nine-month period ended September 30, 2003, we realized revenues of $2,297 compared to $7,200 revenues for the corresponding 2002 period.
Revenues for the third quarter and the first nine months of 2003 were derived from custom design work. Revenues for the third quarter and the first nine months of 2002 were the result of creating designs for special orders to be delivered. Total expenses were $8,013 for the third quarter of 2003 compared to

$9,888 for the corresponding 2002 period. Total expenses were $17,465 for the first nine months of 2003 compared to $16,175 for the corresponding 2002 period. Expenses during the third quarter and the first nine months of 2003 were for accrued rents, services, general operating expenses and professional fees. Expenses during the third quarter and the first nine months of 2002 period were for accrued rents, services, general operating expenses and professional fees.

         Our net loss for the third quarter of 2003 was $7,813 compared with a net loss of $8,880 for the third quarter of 2002. The decrease in our net loss is due to a small decrease in expenses in 2003. Our net loss for the first nine months of 2003 was $23,181 compared with a net loss of $18,881 for the first nine months of 2002. The increase in our net loss is due to a decrease in revenues.

         In the opinion of management, inflation has not and will not have a material effect on the operations in the immediate future.

Plan of Operation

         Prior to entering into the license agreement, we were actively investigating possible business opportunities with the intent to acquire or merge with one or more business ventures. Although we may, in the future, consider possible merger and acquisition candidates, management is presently focusing on developing a marketing plan for the production and sale of the Java Stir product. However, because we currently lack adequate funds, it has been necessary for the officers and directors to advance funds and to accrue expenses until such time as alternative funding can be arranged. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. On May 17, 2002, the Board of Directors authorized, as of January 1, 2002, the accrual of rent expense in the amount of $500 per month payable to George I. Norman III, our President and a director (in the name of the Alewine Limited Liability Company) and Lane Clissold, our Secretary/Treasurer and a director. The Board also authorized on May 17, 2002 the accrual of services in the amount of $1,500 per month payable to Messrs. Norman and Clissold. On March 31, 2003, we issued an aggregate of 400,000 shares of common stock to related parties as payment for accrued rent and services. On September 30, 2003, we issued an aggregate of 800,000 shares of common stock to related parties as payment for accrued rent and services. Directors have agreed to defer any cash compensation until such time as business conditions permit such expenditures.

         We are evaluating the viability of our product. During the remainder of 2003, we will endeavor to complete a business plan for the production and marketing of the Java Stir. Management anticipates that it may need the help of consultants in the development of its business plan and ultimate marketing of the product. However, consultants can only be employed as business conditions warrant and adequate funding is available. Also, only as financing becomes available, will we be able perform certain marketing studies and market tests to determine the viability of the product and a product line. To date, we have not had sufficient capital and resources to perform any marketing studies and market tests to further determine the viability of the product or a product line. Marketing to date has been posting web pages of the JavaStir stir stick product on our internet site with an 800 telephone number and a corporate email address. We have had limited success and limited revenues resulting from creating designs for special orders. We have been attempting by the way of small orders from our web site to produce and market the Java Stir.

         Management estimates that we need a minimum of $25,000 to finalize development of the Java Stir and commence more meaningful marketing. As of the date hereof, we have not entered into any agreement or arrangement to secure the requisite funding. There can be no assurance that we will be able to obtain such funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

Net Operating Loss

         We have accumulated approximately $321,040 of net operating loss carry forwards as of September 30, 2003. The income tax benefit of $96,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable as we have had only limited operations. The loss carryforward expires in the years from 2003 through 2024. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.

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


Item 2.           Changes In Securities and Use of Proceeds

         On September, 30 2003, we issued an aggregate of 800,000 shares of authorized, but previously unissued common stock for accrued rent and services in the amount of $12,000. The shares were valued at $.015 per share and were issued to George I. Norman III, Lane Clissold, and to Alewine Limited Liability Company.

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

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                           Exhibit 31.1     Certification of C.E.O.  Pursuant to
                                            Section  302 of  the  Sarbanes-Oxley
                                            Act of 2002.

                           Exhibit 31.2 Certification of Principal Accounting Officer Pursuant to
                                            Section  302 of  the  Sarbanes-Oxley
                                            Act of 2002.

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

                  No report on Form 8-K was filed by the Company during the three-month period ended September 30, 2003.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TREASURE MOUNTAIN HOLDINGS, INC.



Date: November 14, 2003            By:  /S/ GEORGE I. NORMAN, III
                                      ------------------------------------------
                                            George I. Norman, III
                                            President, C.E.O. and Director




Date: November 14, 2003            By: /S/ LANE CLISSOLD
                                      ------------------------------------------
                                           Lane Clissold
                                           Secretary/Treasurer, and Director
                                           (Principal Accounting Officer)