Form 10KSB
period 2003-12-31
TREASURE MOUNTAIN HOLDINGS INC
filed 2004-03-30
CIK 1139950

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[ ] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2003

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

             1390 South 1100 East # 204, Salt Lake City, Utah 84111
             ------------------------------------------------------
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

         State the issuer's revenues for its most recent fiscal year.  $ 2,297

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $ -0- (No reported trades)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                               Outstanding as of February 26, 2004
-----------------------                      -----------------------------------
Common Stock, Par Value                                   3,382,117
       $.001 per share

                       DOCUMENTS INCORPORATED BY REFERENCE

         A description of "Documents  Incorporated by Reference" is contained in
Part III, Item 14.


Transitional Small Business Disclosure Format.   Yes [ ]   No [X]

                        TREASURE MOUNTAIN HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

Item 1.    Description of Business ..........................................  3

Item 2.    Description of Property...........................................  6

Item 3.    Legal Proceedings.................................................  6

Item 4.    Submission of Matter to a Vote of Security Holders................  6

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters..........  6

Item 6.    Management's Discussion and Analysis or Plan of Operation.........  8

Item 7.    Financial Statements.............................................. 12

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................ 12

Item 8A.   Controls and Procedures........................................... 13


                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act............... 14

Item 10.   Executive Compensation............................................ 15

Item 11.   Security Ownership of Certain Beneficial Owners and Management.... 15

Item 12.   Certain Relationships and Related Transactions.................... 16

Item 13.   Exhibits and Reports on Form 8-K.................................. 16

Item 14.   Principal Accountant Fees and Services............................ 17

           Signatures........................................................ 18

                                     PART I

Item 1.       Description of Business

     In this Annual Report on Form 10-KSB for Treasure Mountain Holdings, Inc., the phrases "TMH," the "Company," "we," "our" and "us" refer to Treasure Mountain Holdings, Inc., unless the context otherwise requires.

Recent Developments

     On February 26, 2004, there was a change in control of Treasure Mountain Holdings, Inc. effected pursuant to a Common Stock Purchase Agreement among George I. Norman III, Alewine Limited Liability Company, Lane Clissold and Raven Clissold (collectively the "Sellers"), Scimitar Holdings, LLC (the "Buyer") and the Company (the "Stock Purchase Agreement"). Messrs. Norman and Clissold are members of our Board of Directors. Under the Stock Purchase Agreement, the Buyer acquired from the Sellers 2,781,640 shares of TMH common stock, representing 82% of our outstanding shares, for the aggregate cash purchase price of $270,000 ($0.097 per share) paid at the closing on February 26, 2004. The Buyer is a New York limited liability company and a wholly-owned subsidiary of Spencer Trask & Co., a Delaware corporation. The amount of the purchase price was contributed to Scimitar by Spencer Trask & Co. as capital. As a result of its stock ownership of TMH, under applicable law and pursuant to the Service Agreement described in
Item 10 below, the Buyer has the right to elect all of the members of the our Board of Directors and thereby to control the management and policies of TMH. Under the Service Agreement, Messrs. Norman and Clissold and the Buyer have an arrangement concerning the future election or appointment of members of our Board.

     Management is reviewing and evaluating our present business and financial position and it is anticipated that our business activities and plan of operations will change following the change of control. We have terminated our exclusive license agreement to manufacture and market the "Java Stir" product. Presently, we have no definitive plans as to our future operations nor have we entered into any agreement or understanding involving any potential new business or activity. Also, we have not identified any specific transaction that we intend to effect. There can be no assurance as to when or if TMH will enter into any such agreement and there is no assurance as to our future business activities.

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

     We amended our articles of incorporation with the State on Utah on February 11, 1997 to effect the name change and increase in capitalization. On April 1, 1997, our state of domicile was changed from Utah to Nevada and the Utah corporate entity was subsequently dissolved.

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

     On August 11, 2001, we executed a license agreement to acquire the worldwide, exclusive license to make, manufacture, sell, attach a trademark or trade name to, and to exercise incidents of ownership in and to all interests, proprietary rights and improvement in and to the beverage product known as "Java Stir." Under the terms of the agreement, we paid $500 for such rights and agreed to pay a royalty of 5% of gross revenues for each 10,000 Java Stirs sold by us or our designees. The term of the agreement was for ten years. We were required to pay a minimum royalty of $1,000 for each of the first two years of the agreement and $1,500 for each remaining year. We renegotiated the agreement to defer the initial royalty payment until January 1, 2003, and to reduce the minimum royalty amount from $1,000 to $200, which we have paid.

     On February 19, 2004, we notified the inventor of the Java Stir that we were permitting the license agreement to lapse, effective retroactively to January 1, 2004. We based this decision on the complications of engineering a new mold to replace the one initially provided by the inventor and because of monetary constraints related to inventory and marketing the product.

     The Java Stir is a swizzle stick made exclusively for stirring coffee. The base color of the Java Stir is coffee brown or black and consists of a sculptured coffee bean attached to a thin acrylic stick made of ABS plastic. The Java Stir may be custom imprinted on the paddle part, an area approximately 1/2 inch by 1/2 inch, with a company's logo and/or message pursuant to customer specifications. Custom molding was available upon request. The Java Stir offered the option of a company logo imprinted on the plastic circular diameter (paddle) of the stir stick combined with a gold or silver foil finish for a sharp noticeable finish.

    Manufacturing

     The Java Stir is made from a temperature resistant ABS plastic by a process called plastic injection molding. The process involves pushing liquid plastic into a mold under pressure. The mold has cooling channels that cool the mold so it will release the parts. The parts are then released via ejector pins that push the parts out of the mold. The mold we used for Java Stir production was a twelve cavity mold with replaceable cores.

     The Java Stir was manufactured by Alesco Limited, Hong Kong, China. Alesco tested the mold and successfully produced finished parts. The production mold is retained and owned by Alesco and was developed by their facilities at the direction of the inventor. The cost of the mold was amortized as part of Alesco's production cost.

     Due to significant cultural and language barriers, we began to seek additional alternative manufacturing for the "JavaStir" product. This resulted in the requirement of a new production mold and impacted our ability to be cost competitive. We estimated the cost of production, based on lots of 12,500 parts, at $.01 per stir stick "CIF" (cargo insurance and freight) and the imprinting of a logo or a one color pad print with gold or silver foil. We estimated a U.S. duty between 3% to 5%.

     Marketing

     We focused our marketing efforts on one market in the swizzle stick industry. Traditionally swizzle sticks have made of plastic, glass, sometimes metal, and have been part of objects collected from bars. Ordinarily swizzle sticks bear a brand logo and are ideal for advertising businesses. In the past, swizzle sticks bear brand or place colors of alcoholic beverages (e.g. whiskey, gin, vodka, rum), soft drinks, cigarettes, air or cruise companies, or even places like bars, restaurants, casinos and discos. Designed at first to be used in cocktails, swizzle sticks often end up in the hands of a collector.

     We had considered and evaluated cost effective methods of displaying our product and concept at key trade shows where major outlets for the coffee industry are in attendance. We also considered submitting the product or variations to compete in industry layout and design awards competition, but never entered any such competitions. The "Java Stir" appeared on the Internet at www.JavaStir.com as a specialty product. We maintained a marketing internet site since September 2001 and were continually looking for methods to increase its viewing hits. We also considered using different methods of e-mail target mailings, however our marketing efforts did not reach that stage of product introduction.

     Competition

     We were unaware of any product similar to the Java Stir available to coffee venues. The main competition to Java Stir is the Mr. Coffee Stir Stick. However, management believed that the Java Stir represented a more modern product with the ability to be customized. Our ability to significantly penetrate the market depended on many factors including, but not limited to,

     * our ability to obtain sufficient capital to enhance and broaden the marketing of the product,
     *   to develop new and improved product variations,
     * to obtain and retain necessary management and advisory personnel, and * to perfect a comprehensive business plan.

Facilities

     Our principal executive offices are shared with the personal business offices of our President, George I. Norman, III, located at 1390 South 1100 East # 204, Salt Lake City, Utah 84111, and the telephone number is (801) 322-0253. The facilities are shared with other businesses.

Research and Development

     We are presently not engaged in any research and development activities.

Item 2.       Description of Property

     We are currently using as our principal place of business the personal business offices of our President, George I. Norman, III, located in Salt Lake City, Utah. The facilities are shared with other businesses. We do not anticipate securing commercial office space until such time as our business activities and financial resources warrant such a decision.

Item 3.       Legal Proceedings

     There are no material pending legal proceedings to which Treasure Mountain Holdings, or any subsidiary thereof, is a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 4.       Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our securities holders during the fourth quarter the fiscal year ended December 31, 2003.

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

     Our common stock became eligible to be traded in the over-the-counter market in February 2002. Quotations are published on the OTC Bulletin Board under the symbol "TMHI" and in the National Quotation Bureau, Inc. ("NQB") "Pink Sheets" under Treasure Mountain Holdings, Inc. We are not aware of an active trading market in our shares and, accordingly, there is no history of reported trades in the public market.

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

     As of December 31, 2003 there were approximately 476 holders of record of our common stock. Of the total outstanding shares, 142,547 shares are considered freely tradeable and may be sold, transferred or otherwise traded in the public market unless held by an affiliate or controlling shareholder. Of the 142,547 shares, 14,281 are restricted and have been held for longer than two years and, accordingly, may be sold, transferred or otherwise traded in the public market pursuant to Rule 144(k). This figure also includes the 14,281 shares held in reserve. For purposes of this report, a controlling shareholder is considered to be a person owning ten percent (10%) or more of the total outstanding shares, or is otherwise an affiliate of our company. No individual person owning a portion of the 142,547 shares owns more than five percent (5%) of the total outstanding shares.

     Approximately 3,239,570 shares are considered restricted securities presently held by affiliates and/or controlling shareholders. Each of these shareholders are directors and executive officers and/or affiliates of Treasure Mountain Holdings.

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

     We have not previously filed a registration statement with the SEC pursuant to the Securities Act of 1933. On May 14, 1956, the Utah Securities Division approved the application for us to offer for sale a total of 250,000 shares of common stock at $1.00 per share. Available corporate records do not disclose the number of shares actually sold pursuant to this offering. Accordingly, all of our outstanding shares were issued pursuant to exemptions from registration and are deemed restricted securities. These shares were issued from 1954 through 2003 in various private, isolated transactions. We have relied upon the exemption provided by Section 4(2) of the Securities Act in the issuance of all of our shares. To the best of our knowledge, no private placement memorandum was used in relation to the issuance of shares.

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

     On August 11, 2001, we entered into a license agreement to acquire a worldwide exclusive license to make, manufacture and market the "Java Stir," a molded plastic stir or swizzle stick to be used specifically with coffee beverages. On February 19, 2004, we notified the inventor of the Java Stir that we were permitting the license agreement to lapse, effective retroactively to January 1, 2004.

     At December 31, 2003, we had total assets consisting of cash of $145. Total liabilities at December 31, 2003 were $7,784, consisting primarily of loans from an officer and professional fees.

     We have not had significant operations or revenues for several years. For the year ended December 31,2003, total expenses were $30,247, compared to $34,029 for the year ended December 31,2002. Expenses during 2003 are primarily salaries to officers, rent, and professional fees associated with the preparation of our annual and periodic filings with the SEC.

     In the opinion of management, inflation has not and will not have a material effect on the operations in the immediate future.

Plan of Operation

     Prior to entering into the license agreement, we were actively investigating possible business opportunities with the intent to acquire or merge with one or more business ventures. During 2003, we primarily focused on developing a marketing plan for the production and sale of the Java Stir product. Although we may, in the future, consider possible merger and acquisition candidates, we presently have no definitive plans to do so. Because we currently lack necessary operating funds, we may have to seek funds from our officers and directors or principal shareholders to remain a viable entity. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.

     On May 17, 2002, the Board of Directors authorized, as of January 1, 2002, the accrual of rent expense in the amount of $500 per month payable to our two directors, Mr. Norman (in the name of the Alewine Limited Liability Company) and Mr. Clissold. On May 17, 2002, the Board authorized the accrual of services in the amount of $1,500 per month payable to Messrs. Norman and Clissold. On March 31, 2003, we issued 400,000 shares of common stock to Messrs. Norman and Clissold as payment for accrued rent and services. On September 30, 2003, we issued 800,000 shares of common stock to Messrs. Norman and Clissold as payment for accrued rent.

     Effective October 1, 2003 the Board directed that we would no longer incur the expense of rent from Mr. Norman (in the name Alewine) and Mr. Clissold, nor incur the accrual of services in the amount of $1,500 per month payable to Messrs. Norman and Clissold. In addition, Messrs. Norman and Clissold entered into an Administrative Services Agreement on February 26, 2004 for the primary purpose of performing administrative duties and tasks in maintaining our day-to-day functions. The term of the Service Agreement is until July 31, 2004, which term may be extended by the parties. Commencing May 15, 2004, we will pay Messrs. Norman and Clissold an aggregate of $1,000 per month in the form of shares of TMH common stock, to be valued at the greater of $0.10 per share or the average of the closing price of the common stock during the five trading days immediately prior to the issuance date. Also, Mr. Norman will receive $1,000 per month cash compensation commencing March 15, 2004 and for the term of the Service Agreement.

     During 2004, we will endeavor to formulate a new business plan associated with new possible business opportunities. Management anticipates that it will not need to add employees until it has evaluated new prospects and decided upon a new business plan. However, employees will be added only as business conditions warrant and adequate funding is available.

     Our marketing activities during 2003 consisted of posting web pages of the JavaStir stir stick product on our internet site with an 800 telephone number and a corporate email address. We had limited success and minimal revenues with that approach.

Net Operating Loss

     We have accumulated approximately $124,296 of net operating loss carryforwards as of December 31, 2003. The income tax benefit of $37,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable. The loss carryforward expires in the years from 2003 through 2024. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.

Forward-Looking and Cautionary Statements

     This report  includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words
"may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

     * the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;
     * uncertainties involved in the rate of growth of our business and acceptance of any products or services;
     * volatility of the stock market, particularly within the technology sector; and * general economic conditions.

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

     In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long- Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long- lived assets. Although SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of SFAS
121.  SFAS 144 also  supersedes  the  accounting  and  reporting  provisions  of
Accounting Principles Board Opinion No. 30, Reporting-the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management believes the adoption of SFAS 144 will not have a significant effect on our consolidated financial statements.

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

      In  December  2002,  the  FASB  issued  SFAS  No.  148,   "Accounting  for
Stock-Based Compensation -- Transition and Disclosure"(SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on our results of operations or financial position.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its business relationships to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity's net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity's expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity's assets, liabilities and results of operations in its financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 were originally required to be applied no later than our first quarter of Fiscal 2004. On October 8, 2003, the FASB issued FASB Staff Position (FSP) FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The FSP provides a limited deferral (until the end of our second quarter of 2004) of the effective date of FIN 46 for certain interests of a public entity in a variable interest entity or a potential variable interest entity. We will continue to evaluate FIN 46, but due to the complex nature of the analysis required by FIN 46, we have not determined the impact on our results of operations or financial position.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. We adopted this standard for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. We adopted this standard for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on our results of operations or financial position.

Item 7.       Financial Statements

     Our financial statements, as of and for the fiscal year ended December 31, 2003, have been examined to the extent indicated in its report by Madsen & Associates, CPA's Inc., independent certified accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B promulgated by the SEC. Our financial statements, for the year ended December 31, 2002 have been examined to the extent indicated in its report by Sellers and Andersen, L.L.C., independent certified accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On March 3, 2004, our Board of Directors met and unanimously approved a resolution to dismiss Sellers and Andersen, L.L.C. from its position as our independent certifying accountants.

     The audit report of Sellers and Andersen for the year ended December 31, 2002, contained a modification expressing substantial doubt as to Company's ability to continue as a going concern. The audit report contained no other adverse opinion, disclaimer of opinion or modification as to uncertainty, audit scope or accounting principle. In connection with its audits for the past two fiscal years and review of unaudited financial statements through September 30, 2003, and through the date of dismissal on March 3, 2004, there have been no disagreements with Sellers and Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which if not resolved to the satisfaction of Sellers and Andersen, would have caused them to make reference thereto on the financial statements.

     During the two most recent fiscal years and through March 3, 2004 there have been no reportable events as set forth in Regulation S-B, Item 304(a)(1)(iv). The Company has provided Sellers and Andersen a copy of this Form 8-K and has requested Sellers and Andersen to furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not Sellers and Andersen agrees with the above statements. A copy of the letter provided to us by Sellers and Andersen in response to this request was filed as Exhibit 16.1 to the Form 8-K filed March 3, 2004.

     Also on March 3, 2004, our Board of Directors unanimously approved a resolution to engage Madsen & Associates, CPAs, Inc. to audit our financial statements for the year ended December 31, 2003. During the two most recent fiscal years and through March 3, 2004, we have not consulted with Madsen & Associates regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the our financial statements, and no written report or oral advice was provided to us by concluding there was an important factor to be considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions thereto, or a reportable event, as set forth in
Item 304(a)(1)(iv) of Regulation S-B.

     It is duly noted that in approximately December 2002, our then certifying accountants Andersen Andersen & Strong, L.C., changed their name and became Sellers and Andersen, L.L.C. It was our understanding that Sellers and Andersen, L.L.C. was essentially the same entity as Andersen Andersen & Strong, L.C., except for a change of personnel and name change and, accordingly, we did not take any formal action to dismiss Andersen Andersen & Strong and appoint Sellers and Andersen. This change in name was reported in our Form 10-KSB annual report for the year ended December 31, 2002.

Item 8A.      Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following table sets forth the names, ages, and offices held by our directors and executive officers:


                Name              Age                 Position
                ----              ---                 --------
     George I. Norman III          49      President, Chief Executive Officer
                                           and Director
     Lane Clissold                 52      Secretary / Treasurer and   Director
---------------------------

     All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors, except as provided in the Administrative Services Agreement described in Item 10 below. We have not compensated our directors for service on the Board or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at Board or committee meetings. However, due to our lack of funds, directors will defer their expenses and any compensation relating to their services on the Board until such time as we can begin to realize adequate revenues. As of the date hereof, no director has accrued any expenses or compensation for service on the Board. Officers are appointed annually by the Board and each executive officer serves at the discretion of the Board. We do not have any standing committees.

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

     Under the provisions of the Administrative  Services Agreement described in
Item 10 below, our current directors must appoint designees of Scimitar Holdings, LLC, our controlling shareholder, to fill vacancies on the Board of Directors. Also, our current directors have agreed to resign their positions as executive officers and/or directors if so requested by Scimitar.

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

Item 10.      Executive Compensation

     Administrative Services Agreement

     In addition to the Stock Purchase Agreement and contemporaneous therewith, Messrs. Norman and Clissold, the sole directors and executive officers of TMH, entered into an Administrative Services Agreement with Scimitar and TMH. Under the provisions of the Services Agreement, Messrs. Norman and Clissold will remain as the directors and executive officers of TMH for the primary purpose of performing administrative duties and tasks in maintaining our day-to-day functions. Further, Messrs. Norman and Clissold must (i) obtain the approval of Scimitar before entering into certain specified types of transactions on behalf of TMH, (ii) appoint designees of Scimitar to fill vacancies on our Board of Directors, and (iii) resign their positions as executive officers and/or directors if so requested by Scimitar.

     The term of the Service Agreement is until July 31, 2004, which term may be extended by the parties. Commencing May 15, 2004, we will pay Messrs. Norman and Clissold an aggregate of $1,000 per month in the form of shares of TMH common stock, to be valued at the greater of $0.10 per share or the average of the closing price of the common stock during the five trading days immediately prior to the issuance date. Also, Mr. Norman will receive $1,000 per month cash compensation commencing March 15, 2004 and for the term of the Service Agreement.

     Other Compensation

     We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. The Board of Directors authorized on May 17, 2002 the accrual of services beginning January 1, 2002 in the amount of $1,500 per month payable to Mr. Norman and Mr. Clissold. On March 31, 2003, we issued 400,000 shares of common stock to related parties as payment for accrued rent and services. On September 30, 2003, we issued 800,000 shares of common stock to related parties as payment for accrued rent and services. Except for the stock paid for rent and services, we have not paid any salaries or other compensation to officers, directors or employees for 2002 and 2003.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, to the best of our knowledge, as of February 26, 2004, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address                            Amount and Nature of      Percent
of Beneficial Owner                         Beneficial Ownership     of Class(1)
--------------------                        --------------------     -----------
Scimitar Holdings, LLC(2)                         2,781,640           82.2 %
   c/o Spencer Trask & Co., Inc.
   535 Madison Avenue
   New York, NY 10022
Alewine Limited Liability Company(3)               87,624              2.6 %
   1390 South 1100 East # 204
   Salt Lake City, UT 84105
George I. Norman III *                             60,020              1.8 %
   1390 South 1100 East # 204
   Salt Lake City, UT 84105
Lane Clissold *                                    310,286             9.2 %
   135 West 900 South
   Salt Lake City, UT 84101
All directors and executive officers             457,930(4)           13.6 %
   as a group (two persons)

     *   Director and/or executive officer

     Note: Unless otherwise indicated in the footnotes below, each person above has sole voting and dispositive power in respect of the shares indicated above.

     (1) Based upon 3,382,117 shares of common stock outstanding on February 26, 2004.
     (2) Scimitar Holdings, LLC is a New York limited liability company and a wholly-owned subsidiary of Spencer Trask & Co., a Delaware corporation, of which Kevin B. Kimberlin is the controlling stockholder and Chairman.
     (3) Alewine Limited Liability Company is a Nevada limited liability company managed by George I. Norman III, our President, through which his self-employment consulting business is conducted. Alewine is principally owned by a Norman family trust. By resolution of its members, Mr. Norman has sole voting and investment control over Alewine.
     (4) Includes 87,624 shares owned by Alewine Limited Liability Company that is managed by Mr. Norman, our President.

Item 12.      Certain Relationships and Related Transactions

     From November 1999 through September 2001, our President and Secretary had made a series of six loans to us totaling $26,500, which were issued as notes payable bearing an interest rate of approximately 6% per annum convertible to our common stock at a price of $.10 per share. On March 10, 2002, we converted the notes to 284,570 shares of common stock for an outstanding balance of $28,457.

     On May 17, 2002, the Board of Directors authorized, as of January 1, 2002, the accrual of rent expense in the amount of $500 per month payable to George I. Norman III, our President and a director (in the name of the Alewine Limited Liability Company) and Lane Clissold, our Secretary/Treasurer and a director. The Board also authorized on May 17, 2002 the accrual of services in the amount of $1,500 per month payable to Messrs. Norman and Clissold. On August 9, 2002, we issued 640,000 shares of common stock to Alewine Limited Liability Company and Messrs. Norman and Clissold as payment for accrued rent and services. On December 30, 2002, we issued 320,000 shares of common stock to Alewine Limited Liability Company and Messrs. Norman and Clissold as payment for accrued rent and services. All shares issued during 2002 were valued at $0.25 per share.

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

Item 13.          Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit No.                                        Exhibit Name
      3.1(1)  Articles  of  Incorporation  and all  amendments  thereto
      3.2(1)  By-Laws
      4.1(1)  Instrument defining rights of holders
     10.1(2)  License Agreement dated August 11, 2001 for the Java Stir
     10.2(2)  Administrative Services Agreement
     31.1     Certification   of  C.E.O.   Pursuant   to  Section   302  of  the
              Sarbanes-Oxley Act of 2002
     31.2 Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
     32.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     32.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-------------------------
         (1)  Previously  filed as Exhibit to Form 10-SB dated May 11, 2001.
         (2) Previously filed as Exhibit to Form 10-QSB for the period ended June 30, 2001.
         (3)  Filed as exhibit to Form 8-K Current Report Dated March 3, 2004.

     (b) No report on Form 8-K was during the three month period ended December 31, 2003.


Item 14.      Principal Accountant Fees and Services

     We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

     Audit Fees

     The aggregate fees billed by our independent auditors, Sellers and Andersen, L.L.C., for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, and for the review of quarterly financial statements included in our quarterly reports on Form 10-QSB for the quarters ending March 31, 2003, June 30, 2003 and September 30, 2003 were $4,030. To date, we have not been billed by Madsen & Associates, CPA's for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

     Audit Related Fees

     For the fiscal years ended December 31, 2003 and 2002, there were no fees billed for assurance and related services by Sellers and Andersen, L.L.C. or Madsen & Associates, CPA's relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

     Tax Fees

     For the fiscal years ended December 31, 2003 and 2002, there were no fees billed by Sellers and Andersen, L.L.C. or Madsen & Associates, CPA's for tax compliance, tax advice and tax planning.

     We do not use Madsen & Associates, CPA's and have not used Sellers and Andersen, L.L.C. for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Madsen & Associates, CPA's and have not used Sellers and Andersen, L.L.C. to provide compliance outsourcing services.

     The board of directors has considered the nature and amount of fees billed by Sellers and Andersen, L.L.C. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining their' independence.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TREASURE MOUNTAIN HOLDINGS, INC.



                                           By:     /S/ GEORGE I. NORMAN III
                                              -------------------------------
                                               George I. Norman III
                                               President and C.E.O.
Dated:   March 30, 2004


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                   Title                              Date
         ---------                                   -----                              ----


                                            President, C.E.O. and                   March 30, 2004
/S/ GEORGE I. NORMAN III                    Director
-------------------------------
    George I. Norman III


                                            Secretary / Treasurer and Director      March 30, 2004
/S/ LANE CLISSOLD                           Principal Accounting Officer
-------------------------------
    Lane Clissold

MADSEN & ASSOCIATES, CPA's INC.                           684 East Vine St, # 3
-------------------------------                           Murray, Utah 84107
Certified Public Accountants and Business Consultants     Telephone 801-268-2632
                                                          Fax 801-262-3978

Board of Directors
Treasure Mountain Holdings, Inc.
Salt Lake City, Utah

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Treasure Mountain Holdings, Inc. (development stage company) at December 31, 2003, and the statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002 and the period January 1, 1958 (date of inception of development stage) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Treasure Mountain Holdings, Inc. at December 31, 2003 and the results of operations and cash flows for the years ended December 31, 2003 and 2002, and the period January 1, 1958 to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for any planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements . These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
March 23, 2004                               /s/ Madsen & Associates, CPA's Inc.
                                             -----------------------------------

                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2003

--------------------------------------------------------------------------------



ASSETS
CURRENT ASSETS

   Cash                                                                $   145
                                                                       -------

          Total Current Assets                                         $   145
                                                                       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Note payable and accrued interest  - related party                 $ 5,144
    Accounts payable                                                     2,640
                                                                       -------

       Total Current Liabilities                                         7,784
                                                                       -------

STOCKHOLDERS'  DEFICIENCY

   Common stock
       50,000,000 shares authorized, at $0.001 par value,
        3,382,117  shares issued and outstanding                         3,382

   Capital in excess of par value                                      684,370

    Accumulated deficit  - Note 1                                     (695,391)
                                                                      --------

       Total Stockholders'  Deficiency                                  (7,639)
                                                                      --------

                                                                      $    145
                                                                      ========



   The accompanying notes are an integral part of these financial statements.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2003 and 2002
                and the Period January 1, 1958 (date of inception
                   of development stage) to December 31, 2003

--------------------------------------------------------------------------------
                                                                     Jan 1, 1958
                                            Dec 31,       Dec 31,    to Dec 31,
                                             2003          2002        2003
                                           ---------    ---------    ---------

REVENUES                                   $   2,297    $   8,400    $  10,697

EXPENSES

    Administrative                            30,247       34,029      682,776
                                           ---------    ---------    ---------

NET LOSS - before other income & expense     (27,950)     (25,629)    (672,079)

OTHER INCOME AND EXPENSE

    Gain from settlement of debt                --           --         19,000
    Interest expense                            (144)        (393)        (537)
                                           ---------    ---------    ---------

NET LOSS                                   $ (28,094)   $ (26,022)   $(653,616)
                                           =========    =========    =========



NET LOSS PER COMMON SHARE

   Basic and diluted                       $    (.01)   $    (.02)
                                           ---------    ---------



AVERAGE OUTSTANDING SHARES

    Basic (stated in 1,000's)                  2,682        1,418
                                           ---------    ---------

   The accompanying notes are an integral part of these financial statements.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                For the Period January 1, 1958 (date of inception
                   of development stage) to December 31, 2003

----------------------------------------------------------------------------------------------------
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


                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY -
          (Continued) For the Period January 1, 1958 (date of inception of development stage) to December 31, 2003

-------------------------------------------------------------------------------------------------------------
                                                                                    Capital in
                                                                    Common Stock    Excess of    Accumulated
                                                        Shares         Amount       Par Value      Deficit
                                                     -----------    -----------    -----------   -----------
Contributions to capital - 1998                             --             --              450          --
Net operating loss for the year ended
    December 31, 1998                                       --             --             --            (573)
Contributions to capital - settlement
   of debt - related party                                  --             --            5,000          --
Net operating profit for the year ended
   December 31, 1999                                        --             --             --          18,497
Common shares returned and canceled
   by related parties as capital
   contribution - September 27, 2000                 (21,909,000)       (21,909)        21,909          --
Net operating loss for the year ended
   December 31, 2000                                        --             --             --          (6,618)
Net operating loss for the year ended
   December 31, 2001                                        --             --             --         (16,926)
Issuance of common shares for payment
   of debt at $.10 - March 29, 2002                      284,570            284         28,173          --
Issuance of common shares for expenses
   at $.025 - related parties - August 9, 2002           640,000            640         15,360          --
Issuance of common shares for expenses at
   $.025 - related parties - December 30, 2002           320,000            320          7,680          --
Net operating loss for the year ended
    December 31, 2002                                       --             --             --         (26,022)

Balance December 31, 2002                              2,182,117          2,182        667,570      (667,297)
Issuance of common shares for expenses
   at $.015 - March 31, 2003 - related parties           400,000            400          5,600          --
Issuance of common shares for expenses
   at $.015 - September 30, 2003 - related parties       800,000            800         11,200          --
Net operating loss for the year ended
   December 31, 2003                                        --             --             --         (28,094)

Balance December 31, 2003                              3,382,117    $     3,382    $   684,370   $  (695,391)
                                                     ===========    ===========    ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
                 For the Years Ended December 31, 2003 and 2002
                and the Period January 1, 1958 (date of inception
                   of development stage) to December 31, 2003

-------------------------------------------------------------------------------------------


                                                     Dec 31,      Dec 31,   Jan 1, 1958 to
                                                      2003         2002      Dec 31, 2003
                                                    ---------    ---------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                         $ (28,094)   $ (26,022)   $(653,616)

   Adjustments to reconcile net loss to
   net cash provided by operating activities
          Gain from settlement of debt                   --           --        (19,000)
          Changes in accounts payable                   6,984         (557)      82,241
           Issuance common stock for expenses          18,000       24,000      575,520

               Net Change in Cash from Operations      (3,110)      (2,579)     (14,855)
                                                    ---------    ---------    ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES                                            --           --           --
                                                    ---------    ---------    ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES

Proceeds from issuance of common stock                   --           --         15,000
                                                    ---------    ---------    ---------
               Net Increase  (Decrease) in Cash        (3,110)      (2,579)         145

   Cash at Beginning of Period                          3,255        5,834         --
                                                    ---------    ---------    ---------

   Cash at End of Period                            $     145    $   3,255    $     145
                                                    =========    =========    =========


    The accompanying notes are an integral part of these financial statements

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          (Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
                    Period January 1, 1958 (Date of Inception
                   of development stage) to December 31, 2003

-------------------------------------------------------------------------------------------------------

SCHEDULE OF NONCASH OPERATING, INVESTING, AND FINANCING  ACTIVITIES
Issuance of 400 common shares for services - 1969                                            $   2,000
Issuance of 9,720 common shares for payment  of accounts payable - 1970                         52,074
Issuance of 32,000 common shares for all  outstanding stock of Queen Hills - 1970              160,000
Issuance of 550 common shares for cash and  payment of accounts payable  - 1972                  1,375
Issuance of 2,900 common shares for cash and   payment of accounts payable - 1973                4,670
Issuance of 3,630  common shares for services - 1985                                            18,150
Issuance of 40,331 common shares for all outstanding  stock of Notch Peak Corp - 1985          201,657
Issuance of 22,610,000 common shares for services - 1997                                        30,000
Issuance of 284,570 common shares for payment of debt - 2002                                    28,457
Issuance of 960,000 common shares for expenses - 2002                                           24,000
Issuance of 1,200,000 common shares for expenses - 2003                                         18,000





   The accompanying notes are an integral part of these financial statements.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003

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

On December 31, 2003, the Company had a net operating loss available for carry forward of $124,296. The income tax benefit of approximately $37,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover expires in the years from 2003 through 2024.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003

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

Advertising and Market Development

The company will expense advertising and market development costs as incurred.

Statement of Cash Flows

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

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003

--------------------------------------------------------------------------------


3.  CAPITAL STOCK

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

4.   WARRANTS

On September 27, 2000 the board of directors of the Company approved the issuance of warrants entitling the holders to purchase up to 3,000,000 restricted common shares of the Company, at $.25 per share, at any time before 18 months from the date the warrant is granted. At the date of this report no warrants had been granted.

6.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors, their controlled entities, and a major stockholder have acquired 96% of the outstanding common capital stock.

During 2002 the Company issued 1,244,570 common shares to related parties for payment of notes payable due them and for expenses paid for the Company.

During 2003 the Company issued 1,200,000 common shares to related parties as payment for expenses paid for the Company.

On December 31, 2003 the Company had a demand, 6% note payable, due an officer of $5,000 plus accrued interest of $144. The note and accrued interest was forgiven on February 21, 2004 and a contribution to capital was made.

During February 2003 officer-directors made a contribution to capital of the Company by assuming and paying the accounts payable of $2,640.


                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003

--------------------------------------------------------------------------------


7.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however, the Company does not have the working capital to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.


