Form 10QSB
period 2004-03-31
TREASURE MOUNTAIN HOLDINGS INC
filed 2004-05-14
CIK 1139950

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                              Outstanding as of March 31, 2004

Common Stock, $.001 par value                             3,382,117


                                                 TABLE OF CONTENTS

Heading                                                                                                   Page
                                          PART  I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets - March 31, 2004 (unaudited) and December 31, 2003...................      4

                  Statements of Operations  - three months ended March 31, 2004 and 2003 and the period from the date of inception of the development
                    stage on January 1, 1958 to March 31, 2004 (unaudited)............................      5

                  Statements of Changes in Stockholders' Equity - for the period from inception of the development stage on January 1, 1958 to
                  March 31, 2004 (unaudited)..........................................................      6

                  Statements of Cash Flows - three  months  ended March 31, 2004 and 2003 and the period from  inception  of the  development stage
                    on January 1, 1958 to March 31, 2004 (unaudited)..................................      8

                  Notes to Financial Statements ......................................................      9

Item 2.      Management's Discussion and Analysis or Results of Operations............................     12

Item 3.      Controls and Procedures..................................................................     14


                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     14

Item 2.      Changes in Securities and Use of Proceeds................................................     14

Item 3.      Defaults Upon Senior Securities..........................................................     14

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     14

Item 5.      Other Information........................................................................     15

Item 6.      Exhibits and Reports on Form 8-K.........................................................     15

             Signatures...............................................................................     16

                                     PART I

Item 1.       Financial Statements.

     The accompanying unaudited balance sheet of Treasure Mountain Holdings Inc. at March 31, 2004, related statements of operations, changes in stockholders' equity and cash flows for the three months ended March 31, 2004 and 2003 and the period January l, 1958 (date of inception of development stage) to March 31, 2004, have been prepared by management in conformity with accounting principles generally accepted in the U.S. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2004, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2004.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                      March 31, 2004 and December 31, 2003

                                                             Mar 31,      Dec 31,
                                                              2004         2003
                                                            ---------    ---------
ASSETS

CURRENT ASSETS
   Cash                                                     $     978    $     145
                                                            ---------    ---------

   Total Current Assets                                     $     978    $     145
                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Note payable - related party                           $   1,002    $   5,144
 Accounts payable                                               3,673        2,640
                                                            ---------    ---------

          Total Current Liabilities                             4,675        7,784
                                                            ---------    ---------

STOCKHOLDERS' EQUITY

     Common stock
       50,000,000 shares authorized, at $0.001 par value,
      3,382,117 shares issued and outstanding                   3,382        3,382

   Capital in excess of par value                             693,889      684,370

    Accumulated deficit  - Note 1                            (700,968)    (695,391)
                                                            ---------    ---------

       Total Stockholders' Equity                              (3,697)      (7,639)
                                                            ---------    ---------


                                                            $     978    $     145
                                                            =========    =========





   The accompanying notes are an integral part of these financial statements.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                            STATEMENTS OF OPERATIONS
        For the Three Months Ended March 31, 2004 and 2003 and the Period
   January 1, 1958 (date of inception of development stage) to March 31, 2004


                                    Mar 31,        Mar 31,      Jan 1, 1958
                                     2004           2003      to Mar 31, 2004
                                  -----------    -----------    -----------


REVENUES                          $      --      $       787    $    10,697

EXPENSES                                5,577          6,698        688,353
                                  -----------    -----------    -----------

NET LOSS - before other income         (5,577)        (5,911)      (677,656)

OTHER INCOME AND EXPENSE

   Gain from settlement of debt          --             --           19,000
   Interest expense                      --             --             (537)
                                  -----------    -----------    -----------


NET LOSS                          $    (5,577)   $    (5,911)   $  (659,193)
                                  ===========    ===========    ===========



NET LOSS PER COMMON SHARE

   Basic and diluted              $      --      $      --
                                  -----------    -----------



AVERAGE OUTSTANDING SHARES

    Basic                           3,382,117      2,382,117
                                  -----------    -----------








   The accompanying notes are an integral part of these financial statements.


                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                For the Period January 1, 1958 (date of inception
                    of development stage) to March 31, 2004

                                                                                  Capital in
                                                             Common Stock          Excess of    Accumulated
                                                          Shares       Amount      Par Value       Deficit
                                                        ----------   ----------   ----------    -----------
Balance January 1, 1958                                     14,810           15      126,154       (41,775)

Net operating loss for the years ended
    December 31, 1958                                         --           --           --         (43,600)
    December 31, 1959                                         --           --           --         (28,619)
    December 31, 1960                                         --           --           --         (42,175)
    December 31, 1961                                         --           --           --         (23,449)
Issuance of common shares for services - 1969                  400         --          2,000          --
Net operating loss for the year ended
   December 31, 1969                                          --           --           --          (2,000)
Issuance of common shares for payment
   of accounts payable - 1970                                9,720           10       52,064          --
Issuance of common shares for cash - 1970                    1,000            1        4,999          --
Issuance of common shares for all
  outstanding stock of Queen Hills - 1970                   32,000           32      159,968          --
Net operating loss for the year ended
   December 31, 1970                                          --           --           --          (9,670)
Issuance of common shares for cash and
   payment of accounts payable  - 1972                         550            1        1,374          --
Issuance of common shares for cash and
   payment of accounts payable - 1973                        2,900            3        4,667          --
Net operating loss for the year ended
   December 31, 1975                                          --           --           --        (160,000)
Issuance of common shares for services - 1985                3,630            4       18,146          --
Issuance of common shares for all outstanding
    stock of Notch Peak Corp - 1985                         40,331           40      201,617          --
Net operating loss for the year ended
   December 31, 1985                                          --           --           --         (18,150)
Net operating loss for the year ended
   December 31, 1988                                          --           --           --        (201,657)
Issuance of common shares for services - 1997           22,610,000       22,610        7,390          --
Issuance of common shares for cash - 1997                  100,000          100        9,900          --
Issuance of additional common shares
   resulting from stock split - 1997                        31,206           31          (31)         --
Net operating loss for the year ended
   December 31, 1997                                          --           --           --         (64,560)
Contributions to capital - 1997                               --           --            750          --
                                                        ----------   ----------   ----------    -----------

Balance December 31, 1997                               22,846,547       22,847      588,998      (635,655)


   The accompanying notes are an integral part of these financial statements.


                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
               For the Period January 1, 1958 (date of inception
                    of development stage) to March 31, 2004
                                                                                    Capital in
                                                            Common Stock            Excess of     Accumulated
                                                        Shares         Amount       Par Value       Deficit
                                                     -----------    -----------    -----------   ------------

Contributions to capital - 1998                             --             --              450          --
Net operating loss for the year ended
    December 31, 1998                                       --             --             --            (573)
Contributions to capital - settlement
   of debt - related party                                  --             --            5,000          --
Net operating profit for the year ended
   December 31, 1999                                        --             --             --          18,497
Common shares returned and canceled
   by related parties as capital
   contribution - September 27, 2000                 (21,909,000)       (21,909)        21,909          --
Net operating loss for the year ended
   December 31, 2000                                        --             --             --          (6,618)
Net operating loss for the year ended
   December 31, 2001                                        --             --             --         (16,926)
Issuance of common shares for payment
   of debt at $.10 - March 29, 2002                      284,570            284         28,173          --
Issuance of common shares for expenses
   at $.025 - related parties - August 9, 2002           640,000            640         15,360          --
Issuance of common shares for expenses at
   $.025 - related parties - December 30, 2002           320,000            320          7,680          --
Net operating loss for the year ended
    December 31, 2002                                       --             --             --         (26,022)
Issuance of common shares for expenses
   at $.015 - March 31,2003 - related parties            400,000            400          5,600          --
Issuance of common shares for expenses
   at $.015 - September 30, 2003 - related parties       800,000            800         11,200          --
Net operating loss for year ended
   December 31, 2003                                        --             --             --         (28,094)
                                                     -----------    -----------    -----------   ------------
Balance December 31, 2003                              3,382,117          3,382        684,370      (695,391)

Contribution to capital - settlement of
   debt - related party                                     --             --            9,519          --
Net operating loss for the three months
   ended March 31, 2004                                     --             --             --          (5,577)
                                                     -----------    -----------    -----------   ------------

Balance March 31, 2004                                 3,382,117    $     3,382    $   693,889   $  (700,968)
                                                     ===========    ===========    ===========   ===========



   The accompanying notes are an integral part of these financial statements.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
               For the Three Months Ended March 31, 2004 and 2003
                    and the Period January 1, 1958 (date of
                inception of development stage) to March 31, 2004

                                                                      Mar 31,      Mar 31,   Jan 1, 1958 to
                                                                        2004        2003      Mar 31, 2004
                                                                     ---------    ---------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                          $  (5,577)   $  (5,911)   $(659,193)

   Adjustments to reconcile net loss to
   net cash provided by operating activities
          Gain from settlement of debt                                    --           --        (19,000)
          Changes in accounts payable                                    5,408         (800)      87,649

          Issuance common stock for expenses                              --          6,000      575,520
                                                                     ---------    ---------    ---------

               Net Change in Cash from Operations                          169         (711)     (15,024)
                                                                     ---------    ---------    ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES                                                             --           --           --
                                                                     ---------    ---------    ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES

        Proceed from note payable                                        1,002        2,500        1,002
        Proceeds from issuance of common stock                            --           --         15,000
                                                                     ---------    ---------    ---------

            Net Increase  (Decrease) in Cash                               833        1,789          978

   Cash at Beginning of Period                                             145        3,255         --
                                                                     ---------    ---------    ---------

   Cash at End of Period                                             $     978    $   5,044    $     978
                                                                     =========    =========    =========
 SUPPLEMENTAL INFORMATION

NON-CASH FLOWS FROM INVESTING
    ACTIVITIES

   Cancellation of notes payable-
      related party, contributed to capital
      in excess of par value                                             5,187
   Assumption of accounts payable by
      related party, contributed to capital
      in excess of par value                                             4,332





    The accompanying notes are an integral part of these financial statements

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004



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

 On March 31, 2004, the Company had a net operating loss available for carry forward of $129,873. The income tax benefit of approximately $39,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover expires in the years from 2004 through 2025.

 Financial Instruments
 ---------------------

 The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004



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

Advertising and Market Development
----------------------------------

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

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004


3.  CAPITAL STOCK

The Company was incorporated in 1954 and became inactive in 1957. During the following years errors developed in the stock records and therefore the Company issued 14,281 shares to be held in escrow by the transfer agent in the event of any valid claims for shares not recorded in the Company records.

During 2002 and 2003 the Company issued common shares to the officers-directors as previously reflected in the SEC .

4.   WARRANTS

On September 27, 2000 the board of directors of the Company approved the issuance of warrants entitling the holders to purchase up to 3,000,000 restricted common shares of the Company, at $.25 per share, at any time before 18 months from the date the warrant is granted. At the date of this report no warrants had been granted.

5.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors, their controlled entities, and a major stockholder own approximately 96% of the outstanding common capital stock.

During February 2004 an officer cancelled notes payable and accrued interest due him of $5,187 by the Company and the Company=s officers assumed accounts payable of $4,332, which total of $9,519 was recorded as a contribution to capital.

On March 31, 2004 the Company had a demand note with 6% interest due a controlling stockholder of $1,002.

6.  GOING CONCERN

The Company as of March 31, 2004 has a deficit net working capital position of approximately $3,700, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which may accomplish this objective through additional debt and equity financing, which may enable the Company to operate for the coming year.

7.  SUBSEQUENT EVENT

On April 20, 2004, the Company received an additional loan of $10,000 in the form of a demand note with 6% interest due a controlling stockholder.

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

     On February 26, 2004, three shareholders, including two of our directors George I. Norman III and Lane Clissold, sold privately an aggregate of 2,781,640 shares of our common stock, representing 82% of our outstanding shares, to Scimitar Holdings, LLC. This transaction created a change in control in that Scimitar now has majority voting control of our common stock and is thereby able to control the management and policies of our Company. In connection with the stock sale, the two directors entered into an Administrative Services Agreement with Scimitar whereby Messrs. Norman and Clissold will remain as the directors and executive officers and perform administrative duties to maintain the day-to-day operations. The agreement also provides for an arrangement concerning the future election or appointment of directors.

     Management is reviewing and evaluating our present business and financial position and we anticipate our business activities and plan of operations to change as a result of the change of control. We have abandoned our operations concerning the development and marketing of the Java Stir, which has been our sole business. We have no definitive plans as to our future operations, nor have we entered into any agreement or understanding involving any potential new business or activity. The Company is currently in preliminary discussions regarding a potential merger candidate. However, we can provide no assurance that a transaction will develop from these discussions. There can be no assurance as to when or if we will enter into any such agreement and there is no assurance as to our future business activities.

     In the recent past, necessary operating funds have been provided by our officers and directors. Certain costs and expenses associated with our operations and expenses have been arranged for by a director in exchange for notes payable. It is anticipated that Scimitar will provide funds for operating expenses in the immediate future. However, unless we are able to secure sufficient funds, there is substantial doubt about our ability to continue as a going concern.

     At March 31, 2004 and December 31, 2003, we had total assets consisting of cash of $978 and $145, respectively. Total liabilities at March 31, 2004 and December 31, 2003 were $4,675 and $7,784, respectively. Liabilities at March 31, 2004 included a 6% demand note in the amount of $1,002 payable to Scimitar, and accounts payable of $3,673, primarily comprised of professional fees.

     As a result of our decision to abandon the Java Stir, we did not have any revenues during the three- month period ended March 31, 2004. There can be no assurance that we will realize revenues in the future until such time as management identifies a new business in which we may become engaged. Total expenses for the first quarter of 2004 were $5,577 compared to $6,698 for the corresponding 2003 period. Expenses during the first quarter of 2004 were for accrued rent, services, general operating expenses and professional fees. Our net loss for the first quarter of 2004 was $5,577 compared with a net loss of $5,911 for the first quarter of 2003.

     In the opinion of management, inflation has not and will not have a material effect on our business in the immediate future.

Plan of Operation

     Prior to entering into the license agreement for the Java Stir, we were actively investigating possible business opportunities with the intent to acquire or merge with one or more business ventures. As a result of the change in control and abandoning of the Java Stir product, we anticipate that during the next 12 months we will actively seek out and investigate possible business opportunities for the purpose of acquiring or merging with one or more business ventures. We do not intend to limit our search to any particular industry or type of business.

     Because we lack funds, it is necessary for Scimitar or our officers and directors to either advance funds or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Presently, we have no employees and our directors are being compensated under the Administrative Services Agreement. However, if we engage outside advisors or consultants in our search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

     In the event we need to raise capital, the only method likely to be available to us would be the private sale of our securities. Until such time as we consummate an acquisition or merger or become engaged in a new business enterprise, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

     We presently do not intend to hire any employees, with the exception of using the services of Messrs. Norman and Clissold or possibly part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management believes we will be able to operate in this manner and to continue our search for business opportunities during the next twelve months. Management further believes that we will not have to make any equipment purchases in the immediate future.

Net Operating Loss

     We have accumulated approximately $129,873 of net operating loss carry forwards as of March 31, 2004. The income tax benefit of $39,000 from the loss carry forward has been fully offset by a valuation reserve, because the use of the future tax benefit is undeterminable as we have had only limited operations. The loss carryforward expires in the years 2004 through 2025. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Because of the chnage in control of our Company in February, 2004, there may be an annual limitation on the amount of net operating loss carryforwards which can be used.

Forward-looking and Cautionary Statements

     This report  includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures and similar matters. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

    o our ability to search for an appropriate business opportunity and to subsequently acquire or merge with such entity;
    o the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;
    o    our ability to meet current cash and working capital needs;
    o    our ability to maintain our corporate existence as a viable entity;
    o    volatility of the stock market;
    o general economic conditions; and o other risks detailed in our periodic report filings with the SEC.

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

Item 4.       Submission of Matters to a Vote of Security Holders

     This Item is not applicable.

Item 5.       Other Information

     On February 26, 2004, there was a change in control of Treasure Mountain Holdings, Inc. effected pursuant to a Common Stock Purchase Agreement among George I. Norman III, Alewine Limited Liability Company, Lane Clissold and Raven Clissold (collectively the "Sellers"), Scimitar Holdings, LLC and Treasure
Mountain Holdings. Messrs. Norman and Clissold are members of our board of directors. Under the Stock Purchase Agreement, Scimitar acquired from the Sellers 2,781,640 shares of our outstanding common stock, representing 82% of the total outstanding shares, for the aggregate cash purchase price of $270,000 ($0.097 per share), paid at the closing on February 26, 2004. Scimitar is a New York limited liability company and a wholly-owned subsidiary of Spencer Trask & Co., a Delaware corporation. The amount of the purchase price was contributed to Scimitar by Spencer Trask & Co. as capital.

     In addition to the Stock Purchase Agreement and contemporaneous therewith, Messrs. Norman and Clissold entered into an Administrative Services Agreement with Scimitar and Treasure Mountain. Under the provisions of that agreement, Messrs. Norman and Clissold will remain as the directors and executive officers of Treasure Mountain for the primary purpose of performing administrative duties in maintaining day-to-day Company functions. Further, Messrs. Norman and Clissold must (i) obtain the approval of Scimitar before entering into certain specified types of transactions on behalf of Treasure Mountain, (ii) appoint designees of Scimitar to fill vacancies on our board of directors, and (iii) resign their positions as executive officers and/or directors if so requested by Scimitar.

     The term of the Administrative Services Agreement is until July 31, 2004, which term may be extended by the parties. Commencing May 15, 2004, we will pay Messrs. Norman and Clissold an aggregate of $1,000 per month in the form of shares of Treasure Mountain common stock, to be valued at the greater of $0.10 per share or the average of the closing price of the common stock during the five trading days immediately prior to the issuance date. Also, Mr. Norman will receive $1,000 per month cash compensation commencing March 15, 2004 and for the term of the Administrative Services Agreement.

     As a result of its stock ownership of Treasure Mountain, under applicable law and pursuant to the Administrative Services Agreement, Scimitar has the right to elect all of the members of our board of directors and thereby to control the management and policies of our Company.

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

     (b) Reports on Form 8-K

         We filed a current report on Form 8-K on March 3, 2004 reporting  under
     Item 4 the change in our certifying accountant.

         We filed a second current report on Form 8-K on March 11, 2004 reporting under Items 1 and 5 the change in control of our Company and the execution of the Administrative Services Agreement.


                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TREASURE MOUNTAIN HOLDINGS, INC.



Date: May 14, 2004                       By:  /S/ GEORGE I. NORMAN, III
                                            ------------------------------------
                                             George I. Norman, III
                                             President, C.E.O. and Director




Date: May 14, 2004                       By: /S/ LANE CLISSOLD
                                            ------------------------------------
                                             Lane Clissold
                                             Secretary/Treasurer, and Director
                                             (Principal Accounting Officer)