Form 10QSB
period 2004-06-30
TREASURE MOUNTAIN HOLDINGS INC
filed 2004-08-19
CIK 1139950

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                        Commission File Number 000-32741

                        TREASURE MOUNTAIN HOLDINGS, INC
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

              1390 South 1100 East #204, Salt Lake City, Utah 84105
              -----------------------------------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                   Outstanding as of June 30, 2004
-----------------------------                    -------------------------------
Common Stock, $.001 par value                                3,392,117


                                                 TABLE OF CONTENTS

Heading                                                                                                   Page
                                          PART  I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets - June 30, 2004 (unaudited) and December 31, 2003....................      4


                  Statements of Operations  - three and six months ended June 30, 2004 and 2003 and the period from the date of inception of the development
                    stage on January 1, 1958 to June 30, 2004 (unaudited).............................      5

                  Statements of Changes in Stockholders' Equity - for the period from inception of the development stage on January 1, 1958 to
                  June 30, 2004 (unaudited)...........................................................      6

                  Statements of Cash Flows  -  three and six months ended June 30, 2004 and 2003 and the period from inception of the development stage
                    on January 1, 1958 to June 30, 2004 (unaudited)...................................      8

                  Notes to Financial Statements ......................................................     10

Item 2.      Management's Discussion and Analysis or Results of Operations............................     14

Item 3.      Controls and Procedures..................................................................     16


                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     16

Item 2.      Changes in Securities and Use of Proceeds................................................     16

Item 3.      Defaults Upon Senior Securities..........................................................     17

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     17

Item 5.      Other Information........................................................................     17

Item 6.      Exhibits and Reports on Form 8-K.........................................................     18

             Signatures...............................................................................     19

                                                      PART I

Item 1.       Financial Statements.

     The accompanying unaudited balance sheet of Treasure Mountain Holdings Inc. at June 30, 2004, related statements of operations, changes in stockholders' equity and cash flows for the three and six months ended June 30, 2004 and 2003 and the period January l, 1958 (date of inception of development stage) to June 30, 2004, have been prepared by management in conformity with accounting principles generally accepted in the U.S. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2004, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2004.


                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)
                       June 30, 2004 and December 31, 2003

--------------------------------------------------------------------------------
                                                             Jun 30,      Dec 31,
                                                              2004          2003
                                                            ---------    ---------
ASSETS
CURRENT ASSETS

   Cash                                                     $   1,454    $     145
                                                            ---------    ---------

       Total Current Assets                                 $   1,454    $     145
                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Notes payable - related party                          $  12,167    $   5,144
     Accounts payable                                           3,570        2,640
                                                            ---------    ---------

          Total Current Liabilities                            15,737        7,784
                                                            ---------    ---------

STOCKHOLDERS' EQUITY

     Common stock
       50,000,000 shares authorized, at $0.001 par value,
        3,392,117 shares issued and outstanding                 3,392        3,382
       (See Note 3)
   Capital in excess of par value                             742,379      684,370

    Accumulated deficit (See Note 1)                         (760,054)    (695,391)
                                                            ---------    ---------

       Total Stockholders' Equity                             (14,283)      (7,639)
                                                            ---------    ---------

                                                            $   1,454    $     145
                                                            =========    =========







   The accompanying notes are an integral part of these financial statements.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
            Forthe Three and Six Months Ended June 30, 2004 and 2003
              and the Period January 1, 1958 (date of inception of
                       development stage) to June 30, 2004

-----------------------------------------------------------------------------------------------
                                                                                        Jan 1,
                                        Three Months               Six Months            1958
                                   Jun 30,      Jun 30,       Jun 30,     Jun 30,     to Jun 30,
                                    2004          2003         2004        2003          2004
                                  ---------    ---------    ---------    ---------    ---------

REVENUES                          $    --      $   1,310    $    --      $   2,097    $  10,697

EXPENSES                             58,921       10,767       64,454       17,465      747,230
                                  ---------    ---------    ---------    ---------    ---------

NET LOSS - before other income      (58,921)      (9,457)     (64,454)     (15,368)    (736,533)
                  and expenses
OTHER INCOME AND EXPENSE

   Gain from settlement of debt        --           --           --           --         19,000
   Interest expense                    (165)        --           (209)        --           (746)

NET LOSS                          $ (59,086)   $  (9,457)   $ (64,663)   $ (15,368)   $(718,279)
                                  =========    =========    =========    =========    =========





NET LOSS PER COMMON SHARE

   Basic and diluted              $    --      $    --      $    --      $    --           --
                                  ---------    ---------    ---------    ---------    ---------



AVERAGE OUTSTANDING SHARES
    (stated in 1,000's)
    Basic                             3,382        2,582        3,382        2,582         --
                                  ---------    ---------    ---------    ---------    ---------






The accompanying  notes are an integral part of these financial statements.


                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Period January 1, 1958 (date of inception of
                      development stage) to June 30, 2004

                                                                          Capital in
                                                     Common Stock          Excess of   Accumulated
                                                  Shares       Amount      Par Value      Deficit
                                               -----------   ----------   ----------   -----------
Balance January 1, 1958                             14,810           15      126,154       (41,775)

Net operating loss for the years ended
    December 31, 1958                                 --           --           --         (43,600)
    December 31, 1959                                 --           --           --         (28,619)
    December 31, 1960                                 --           --           --         (42,175)
    December 31, 1961                                 --           --           --         (23,449)
Issuance of common shares for services - 1969          400         --          2,000          --
Net operating loss for the year ended
   December 31, 1969                                  --           --           --          (2,000)
Issuance of common shares for payment
   of accounts payable - 1970                        9,720           10       52,064          --
Issuance of common shares for cash - 1970            1,000            1        4,999          --
Issuance of common shares for all
  outstanding stock of Queen Hills - 1970           32,000           32      159,968          --
Net operating loss for the year ended
   December 31, 1970                                  --           --           --          (9,670)
Issuance of common shares for cash and
   payment of accounts payable - 1972                  550            1        1,374          --
Issuance of common shares for cash and
   payment of accounts payable - 1973                2,900            3        4,667          --
Net operating loss for the year ended
   December 31, 1975                                  --           --           --        (160,000)
Issuance of common shares for services - 1985        3,630            4       18,146          --
Issuance of common shares for all outstanding
    stock of Notch Peak Corp - 1985                 40,331           40      201,617          --
Net operating loss for the year ended
   December 31, 1985                                  --           --           --         (18,150)
Net operating loss for the year ended
   December 31, 1988                                  --           --           --        (201,657)
Issuance of common shares for services - 1997   22,610,000       22,610        7,390          --
Issuance of common shares for cash - 1997          100,000          100        9,900          --
Issuance of additional common shares
   resulting from stock split - 1997                31,206           31          (31)         --
Net operating loss for the year ended
   December 31, 1997                                  --           --           --         (64,560)
Contributions to capital - 1997                       --           --            750          --


Balance December 31, 1997                       22,846,547       22,847      588,998      (635,655)

   The accompanying notes are an integral part of these financial statements.


                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                    For the Period January 1, 1958 (date of
                inception of development stage) to June 30, 2004


                                                                                   Capital in
                                                             Common Stock           Excess of    Accumulated
                                                        Shares         Amount       Par Value      Deficit
                                                     -----------    -----------    -----------   -----------

Contributions to capital - 1998                             --             --              450          --
Net operating loss for the year ended
    December 31, 1998                                       --             --             --            (573)
Contributions to capital - settlement
   of debt - related party                                  --             --            5,000          --
Net operating profit for the year ended
   December 31, 1999                                        --             --             --          18,497
Common shares returned and canceled
   by related parties as capital
   contribution - September 27, 2000                 (21,909,000)       (21,909)        21,909          --
Net operating loss for the year ended
   December 31, 2000                                        --             --             --          (6,618)
Net operating loss for the year ended
   December 31, 2001                                        --             --             --         (16,926)
Issuance of common shares for payment
   of debt at $.10 - March 29, 2002                      284,570            284         28,173          --
Issuance of common shares for expenses
   at $.025 - related parties - August 9, 2002           640,000            640         15,360          --
Issuance of common shares for expenses at
   $.025 - related parties - December 30, 2002           320,000            320          7,680          --
Net operating loss for the year ended
    December 31, 2002                                       --             --             --         (26,022)
Issuance of common shares for expenses
   at $.015 - March 31,2003 - related parties            400,000            400          5,600          --
Issuance of common shares for expenses
   at $.015 - September 30, 2003 - related parties       800,000            800         11,200          --
Net operating loss for year ended
   December 31, 2003                                        --             --             --         (28,094)

Balance December 31, 2003                              3,382,117          3,382        684,370      (695,391)

Contribution to capital - settlement of
   debt - related party                                     --             --            9,519          --
Issuance of common shares for services                    10,000             10            990          --
Net operating loss for the six months
   ended June 30, 2004                                      --             --             --         (64,663)
Contribution to capital - reimbursement
   of expenses                                              --             --           47,500          --
                                                     -----------    -----------    -----------   -----------

Balance June 30, 2004                                  3,392,117    $     3,392    $   742,379   $  (760,054)
                                                     ===========    ===========    ===========   ===========



   The accompanying notes are an integral part of these financial statements.


                        TREASURE MOUNTAIN HOLDINGS, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (unaudited)
                 For the Six Months Ended June 30, 2004 and 2003
              and the Period January 1, 1958 (date of inception of
                       development stage) to June 30, 2004
                                                                                          Jan 1,
                                                                                           1958
                                                               Jun 30,      Jun 30,     to Jun 30,
                                                                2004         2003          2004
                                                              ---------    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                   $ (64,663)   $ (15,368)   $(718,279)

   Adjustments to reconcile net loss to
   net cash provided by operating activities
          Gain from settlement of debt                             --           --        (19,000)
          Changes in notes and accounts payable                  17,472        7,738       99,713
          Issuance of common stock for expenses                   1,000        6,000      576,520
        Contribution to capital - reimbursement of expenses      47,500       47,500
                                                              ---------    ---------    ---------
               Net Change in Cash from Operations                 1,309       (1,630)     (13,546)
                                                              ---------    ---------    ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES                                                      --           --           --
                                                              ---------    ---------    ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES

        Proceed from note payable                                  --           --           --
        Proceeds from issuance of common stock                     --           --         15,000
                                                              ---------    ---------    ---------
            Net Increase  (Decrease) in Cash                      1,309       (1,630)       1,454

   Cash at Beginning of Period                                      145        3,255         --
                                                              ---------    ---------    ---------

   Cash at End of Period                                      $   1,454    $   1,625    $   1,454
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


SCHEDULE OF NONCASH OPERATING, INVESTING, AND FINANCING  ACTIVITIES

Issuance of 400 common shares for services - 1969                                                    $ 2,000
Issuance of 9,720 common shares for payment  of accounts payable - 1970                               52,074
Issuance of 32,000 common shares for all  outstanding stock of Queen Hills - 1970                    160,000
Issuance of 550 common shares for cash and  payment of accounts payable  - 1972                        1,375
Issuance of 2,900 common shares for cash and   payment of accounts payable - 1973                      4,670
Issuance of 3,630  common shares for services - 1985                                                  18,150
Issuance of 40,331 common shares for all outstanding  stock of Notch Peak Corp - 1985                201,657
Issuance of 22,610,000 common shares for services - 1997                                              30,000
Issuance of 284,570 common shares for payment of debt - 2002                                          28,457
Issuance of 960,000 common shares for expenses - 2002                                                 24,000
Issuance of 1,200,000 common shares for expenses - 2003                                               18,000
Issuance of 10,000 common shares for expenses - 2004                                                   1,000

















   The accompanying notes are an integral part of these financial statements.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004

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

On June 30, 2004, the Company had a net operating loss available for carry forward of $188,959. The income tax benefit of approximately $56,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover expires in the years from 2003 through 2025.

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004

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

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004

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

During  2002,   2003  and  2004  the  Company   issued   common  shares  to  the
officers-directors (See Note 5).

Does not include 10,000 shares due to the officers and directors for services as of June 15, 2004 which has been included at $1,000 in the accounts payable related parties.

4.   WARRANTS

On September 27, 2000 the board of directors of the Company approved the issuance of warrants entitling the holders to purchase up to 3,000,000 restricted common shares of the Company, at $.25 per share, at any time before 18 months from the date the warrant is granted. At the date of this report no warrants had been granted.

On June 15, 2004 the board of directors of the Company authorized the issuance to each of the current officers and directors a two year warrant to purchase up to 75,000 shares at an exercise price of $1.00 per share giving effect to an anticipated 1:10 reverse stock split (represents 750,000 shares at an exercise price of $0.10 per share pre-split). It is expected the warrants be issued contemporaneous with the consummation of a merger transaction (See Note 7) and shall have a provision for cashless exercise and piggy-back registration rights.


5.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors, their controlled entities, and a major stockholder own approximately 96% of the outstanding common capital stock.

During February 2004 an officer cancelled accounts payable due him of $9,519 by the Company which was recorded as a contribution of capital.

During May 2004 the Company authorized the issuance of 10,000 common shares due May 15, 2004 to related parties for services.

On June 30, 2004 the Company had demand 6% interest notes payable due a controlling stockholder of $11,167 including interest plus $1,000 due to the officers and directors payable in the Company's common shares (See Note 3).



6.  GOING CONCERN

The Company as of June 30, 2004 has a deficit net working capital position of $14,283, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Pursuant to a merger agreement dated July 8, 2004 a party to the merger agreement has agreed to reimburse all the Company's expenses from February 26, 2004 until closing of the planned merger.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004

--------------------------------------------------------------------------------


7.  SUBSEQUENT EVENT-MERGER AGREEMENT

The Company on July 8, 2004 entered into a definitive merger agreement with Vyteris, Inc., a privately held Delaware company. Under the terms of the proposed merger, a wholly owned subsidiary of Treasure Mountain will merge with and into Vyteris, upon which Vyteris will become a wholly owned subsidiary of Treasure Mountain. Under the terms of the merger agreement, it is contemplated that after Treasure Mountain takes certain post closing actions stockholders of Vyteris will own approximately 98.4% of Treasure Mountain's common stock. Subsequent to closing, Treasure Mountain intends to take appropriate action to cause its stockholders to approve a reincorporation through a merger with a wholly-owned subsidiary incorporated in Delaware effectively accomplishing a 1 for 10 reverse stock split. There are a number of conditions set forth in the merger agreement that must be met in order to close the merger. Therefore, pro-forma financials have not been included.

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

     On June 17, 2004, we entered into a letter of intent setting forth preliminary terms and conditions of a proposed merger transaction with Vyteris, Inc., a Delaware corporation ("Vyteris"). The letter of intent contemplates that our newly formed wholly-owned subsidiary will merge with and into Vyteris with Vyteris being the surviving corporation.

     On July 8, 2004, we entered into a merger agreement and plan of reorganization with Vyteris and our wholly-owned subsidiary, TMH Acquisition Corp. (the "Merger Agreement"). Under the terms of the proposed merger, the holders of Vyteris common stock immediately prior to the consummation of the merger would own approximately 98.4% of our issued and outstanding common stock following the merger and certain post-closing actions. In addition, owners of Vyteris preferred stock, warrants and options would have equivalent rights in our company after the merger and certain post-closing actions. As contemplated by the Merger Agreement, we do not have sufficient authorized, but unissued shares of capital stock to issue in the merger. Accordingly, it is contemplated that in connection with the merger, we will issue all of our available authorized but unissued shares of common stock and, in addition, we will issue rights certificates evidencing the right to receive additional shares of common stock and preferred stock. These additional shares would be issued as soon as they are authorized following the closing of the merger. On July 12, 2004, we filed a Current Report on Form 8-K disclosing the execution of the Merger Agreement and attaching a copy of such agreement as an exhibit thereto.

     Following the merger, we intend to take appropriate actions to cause our stockholders to approve a reincorporation through a merger with a wholly-owned subsidiary incorporated in Delaware (effectively accomplishing a 1 for 10 reverse stock split and authorizing shares of preferred stock), and approve a stock option plan. As a condition to the closing of the merger, it is anticipated that the controlling stockholders of Vyteris and our controlling stockholder will agree to vote their shares of our common stock in favor of these proposed actions. Our controlling stockholder is affiliated with the controlling stockholder of Vyteris.

     The closing of the proposed merger is be subject to Vyteris' completion of an equity financing, the receipt by both parties of a "fairness opinion" with respect to the terms of the merger and other customary closing conditions.

     Vyteris, a Delaware corporation headquartered in Fair Lawn, New Jersey, has developed and produced a pre-filled, active transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. On May 6, 2004, Vyteris received approval from the U.S. Food and Drug Administration to commercially launch its first product, the LidoSiteTM Topical System. LidoSite is a topical delivery system indicated for use on normal intact skin to provide local anesthesia for needle stick procedures such as injections and intravenous therapies as well as superficial dermatological procedures. Vyteris has not yet begun commercial sales of its LidoSite product.

     There can be no assurance that the conditions to closing the merger will be satisfied or that the merger will be consummated or, if consummated, that it will be consummated on the terms set forth in the Merger Agreement.

     In the recent past, necessary operating funds have been provided by our officers and directors and controlling stockholder. Pursuant to the Merger Agreement, Vyteris has agreed to pay or reimburse all of our operating expenses from February 26, 2004 through closing of the merger. However, unless we are able to consummate the proposed merger, or secure sufficient funds if the merger is not closed, there is substantial doubt about our ability to continue as a going concern.

     At June 30, 2004 and December 31, 2003, we had total assets consisting of cash of $1,454 and $145, respectively. Total liabilities at June 30, 2004 and December 31, 2003 were $15,737 and $7,784, respectively. Liabilities at June 30, 2004 included two 6% demand notes in the aggregate amount of $11,167 payable to Scimitar, and accounts payable of $3,570, primarily comprised of professional fees and general and administrative expenses.

     We did not have any revenues during the six-month period ended June 30, 2004 and there can be no assurance that we will realize revenues in the future unless the proposed merger is finalized. Total expenses for the second quarter and first six months of 2004 were $58,921 and $64,454, respectively, compared to $10,767 and $17,465 for the respective corresponding 2003 periods. Expenses during the second quarter of 2004 included $47,500 of professional and administrative fees relating to the planned merger that were paid by Vyteris and recorded as a capital contribution to us. Our net loss for the first quarter and first six months of 2004 was $59,086 and $64,663, compared with a net loss of $9,457 and $15,368 for the respective corresponding periods of 2003.

     In the opinion of management, inflation has not and will not have a material effect on our business in the immediate future.

Plan of Operation

     We have not realized only minimal revenues from operations in the past two fiscal years, and our near-term plan of operation is to consummate the merger transaction with Vyteris and, thereafter, to succeed to the operations of Vyteris, however, we can provide no assurances thereof. If we do not consummate the transaction with Vyteris, our plan of operation for the next twelve months will be to continue our efforts to locate suitable acquisition candidates. We can provide no assurance that we can continue to satisfy our cash requirements for at least the next twelve months if the merger is not consummated.

Net Operating Loss

     We have accumulated approximately $188,959 of net operating loss carry forwards as of June 30, 2004. The income tax benefit of $56,000 from the loss carry forward has been fully offset by a valuation reserve, because the use of the future tax benefit is undeterminable as we have had only limited operations. The loss carryforward expires in the years 2003 through 2025. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.


Forward-looking and Cautionary Statements

     This report  includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures and similar matters. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

     o   our ability to consummate the proposed merger with Vyteris;
     o the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;
     o our ability to meet current cash and working capital needs; o our ability to maintain our corporate existence as a viable entity;
     o   volatility of the stock market;
     o   general economic conditions; and
     o   other risks detailed in our periodic report filings with the SEC.

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

Item 2.       Changes In Securities and Use of Proceeds

     In May 2004 we authorized the issuance of an aggregate of 10,000 shares of authorized, but previously unissued common stock for administrative services, valued at $1,000. The shares were issued to our officers/directors George I. Norman III and Lane Clissold.

     The above shares were issued in a private transaction to persons having knowledge about our company and business operations. Accordingly, we relied upon the exemptions from registration under the Securities Act of 1933, as amended, provided by Section 4(2) of that Act. The shares are deemed to be "restricted securities."

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

     The term of the Administrative Services Agreement is until July 31, 2004, which term may be extended by the parties. Commencing May 15, 2004, we agreed to pay Messrs. Norman and Clissold an aggregate of $1,000 per month in the form of shares of Treasure Mountain common stock, to be valued at the greater of $0.10 per share or the average of the closing price of the common stock during the five trading days immediately prior to the issuance date. Also, Mr. Norman will receive $1,000 per month cash compensation commencing March 15, 2004 and for the term of the Services Agreement. We have agreed that, commencing with the payment due August 15, 2004, there will no longer be issuances of our shares of common stock for administrative services and the monthly cash compensation will be $1,500 to Mr. Norman and $500 to Mr. Clissold.

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

     (b) Reports on Form 8-K

         We filed a current report on Form 8-K on June 18, 2004 reporting  under
     Item 5 the execution of a letter of intent setting forth preliminary terms and conditions of a proposed merger transaction with Vyteris, Inc.

         We filed a second Form 8-K on July 12, 2004 reporting under Item 5 the execution of a merger agreement and plan of reorganization with Vyteris and included a copy of the agreement setting forth the terms and conditions of the proposed merger.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TREASURE MOUNTAIN HOLDINGS, INC.



Date: August 19, 2004              By:  /S/ GEORGE I. NORMAN III
                                      ------------------------------------------
                                           George I. Norman III
                                           President, C.E.O. and Director




Date: August 19, 2004              By: /S/ LANE CLISSOLD
                                      ------------------------------------------
                                           Lane Clissold
                                           Secretary/Treasurer, and Director
                                           (Principal Accounting Officer)