Form 10QSB
period 2004-09-30
TREASURE MOUNTAIN HOLDINGS INC
filed 2004-11-17
CIK 1139950

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004
         _______________________________________________________________

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission File Number 0-26634

                        TREASURE MOUNTAIN HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

                 NEVADA                                      84-1394211
      (State or other jurisdiction                        (I.R.S. Employer
    of incorporation or organization)                    Identification No.)

           13-01 POLLITT DRIVE
          FAIR LAWN, NEW JERSEY                                 07410
 (Address of principal executive office)                      (Zip Code)

                                 (201) 703-2299
                           (Issuer's telephone number)

      1390 South 1100 East #204, Salt Lake City, Utah 84105 (801) 322-0253
        (Former address and telephone number if changed from last report)

Indicate by check mark ("X") whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X| NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 CLASS                       OUTSTANDING AT NOVEMBER 11, 2004
  -------------------------------------   --------------------------------------
   Common stock, par value $.001 share                  48,475,000

================================================================================
Transitional Small Business Disclosure Format (Check one):   ___ Yes   _X_  No
================================================================================


                                          TREASURE MOUNTAIN HOLDINGS, INC.
                                                    FORM 10-QSB

                                                       INDEX
                                                                                                           PAGE NO.
PART I           FINANCIAL INFORMATION                                                                    ----------

 Item 1.         Financial Statements:

                 Condensed Consolidated Balance Sheets as of September 30, 2004 (Unaudited)
                   and December 31, 2003.................................................................      3

                 Unaudited Condensed Consolidated Statements of Operations for the Three and
                   Nine Months ended September 30, 2004 and 2003 and for the period from
                   November 10, 2000 (inception) to September 30, 2004...................................      4

                 Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity
                   (Deficit) for the period from November 10, 2000 (inception) to September 30, 2004.....      5

                 Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended
                   September 30, 2004 and 2003 and for the period from November 10, 2000 (inception)
                   to September 30, 2004.................................................................      6

                 Notes to Unaudited Condensed Consolidated Financial Statements..........................      8

 Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations...     19

 Item 3.         Controls and Procedures.................................................................     35

PART II          OTHER INFORMATION

 Item 1.         Legal Proceedings.......................................................................     36

 Item 6.         Exhibits................................................................................     37

Signature          .....................................................................................      37


     Vyteris, Inc.(R) is our trademark. All other trademarks, servicemarks or tradenames referred to in this
Form 10-QSB are the property of their respective owners.


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                           TREASURE MOUNTAIN HOLDINGS, INC.
                                           (A DEVELOPMENT STAGE ENTERPRISE)
                                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                                             2004            2003
-------------------------------------------------------------------------------------    -------------  -------------
ASSETS                                                                                    (Unaudited)
Current assets:
    Cash and cash equivalents........................................................    $  10,932,724  $   2,286,167
    Prepaid expenses and other current assets........................................          619,941         93,238
                                                                                         -------------  -------------
      Total current assets...........................................................       11,552,665      2,379,405

Deferred financing costs.............................................................        1,275,000             --
Property and equipment, net..........................................................        2,992,161      2,934,902
                                                                                         -------------  -------------
TOTAL ASSETS.........................................................................    $  15,819,826  $   5,314,307
                                                                                         =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable.................................................................    $   1,268,308  $     887,858
    Accrued expenses and other liabilities...........................................        1,272,935      1,021,720
    Interest payable to related parties..............................................           50,081      2,056,495
    Convertible, secured promissory notes payable to related parties.................               --     20,350,000
    Secured promissory notes payable to related parties..............................               --      2,900,000
    Convertible promissory note payable to a related party...........................          250,000        500,000
                                                                                         -------------  -------------
      Total current liabilities......................................................        2,841,324     27,716,073
    Capital lease obligation, less current portion...................................           15,270         29,546
                                                                                         -------------  -------------
      Total liabilities..............................................................        2,856,594     27,745,619

Preferred stock, 0 and 50,000,000 shares authorized, par value $0.0001 per share;
        on September 30, 2004 and December 31, 2003, respectively:
    Vyteris Series A convertible, redeemable preferred stock; 0 and 333,333 shares issued and outstanding on September 30, 2004 and December 31, 2003, respectively; liquidation preference $0 and $9,999,990 at September 30, 2004
      and December 31, 2003, respectively............................................               --        333,333
    Vyteris Series B convertible, redeemable preferred stock; 0 and 3,000,000 shares issued and outstanding on September 30, 2004 and December 31, 2003, respectively; liquidation preference $0 and $9,000,000 at September 30, 2004
      and December 31, 2003, respectively............................................               --      2,917,640
    Treasure Mountain Series B convertible, redeemable preferred stock; 0 shares issued and outstanding on September 30, 2004 and December 31, 2003; 7,500,000
      and 0 preferred rights certificates outstanding on September 30, 2004 and
      December 31, 2003, respectively;  liquidation preference $7,500,000 and $0 at
      September 30, 2004 and December 31, 2003, respectively.........................        7,500,000             --
Stockholders' equity (deficit):
Common stock, Treasure Mountain par value $.001 per share; 50,000,000 shares authorized, 48,475,000 shares and 144,188,580 rights certificates issued and outstanding at September 30, 2004; Vyteris, par value $0.0001 per share;
    75,000,000 shares authorized, 1,812,479 shares issued and outstanding at
    December 31, 2003................................................................           48,475            181
Additional paid-in capital...........................................................       57,677,485      7,836,638
Deferred compensation ...............................................................         (172,248)       (43,347)
 Deficit accumulated in development stage............................................      (52,090,480)   (33,475,757)
                                                                                         -------------  -------------
Total stockholders' equity (deficit).................................................        5,463,232    (25,682,285)
                                                                                         -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT).................................    $  15,819,826  $   5,314,307
                                                                                         =============  =============


          The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                 TREASURE MOUNTAIN HOLDINGS, INC.
                                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)


                                                                                                                   PERIOD FROM
                                                                                                                   NOVEMBER 10,
                                                           THREE MONTHS ENDED            NINE MONTHS ENDED              2000
                                                              SEPTEMBER 30,                SEPTEMBER 30,          (INCEPTION) TO
                                                       ---------------------------   ---------------------------   SEPTEMBER 30,
                                                            2004         2003            2004          2003             2004
-----------------------------------------------------  ------------- -------------   ------------- -------------   -------------
Revenues:
  Contract research revenue..........................  $     32,500  $     55,000    $     92,500  $    200,000    $    720,500

Operating expenses:
  Research and development...........................     3,310,850     2,286,664       8,544,546     6,472,042      31,862,305
  General and administrative.........................     1,492,087       601,679       2,979,622     1,780,487      11,690,575
                                                       ------------- -------------   ------------- -------------   -------------
    Total operating expenses.........................     4,802,937     2,888,343      11,524,168     8,252,529      43,552,880

  Interest income....................................        (1,992)       (1,153)         (7,755)       (4,480)       (326,133)
  Interest expense to related parties................       111,106       477,044         787,299     1,248,969       3,410,014
  Interest expense...................................     4,431,554           949       6,403,511         3,710       6,412,803
                                                       ------------- -------------   ------------- -------------   -------------
     Loss before benefit from state income taxes.....    (9,311,105)   (3,310,183)    (18,614,723)   (9,300,728)    (52,329,064)

  Benefit from state income taxes....................            --            --              --            --        (238,584)
                                                       ------------- -------------   ------------- -------------   -------------
Net loss.............................................  $ (9,311,105) $ (3,310,183)   $(18,614,723) $ (9,300,728)   $(52,090,480)
                                                       ============= =============   ============= =============   =============

Net loss per common share:
      Basic and diluted..............................  $      (0.37) $      (1.83)   $      (1.06) $      (5.13)
      Basic and diluted, pro forma (1)...............  $      (0.09) $      (1.83)   $      (0.25) $      (5.13)

Weighted average number of common shares:
      Basic and diluted .............................    25,431,716     1,812,479      17,490,594     1,812,479
      Basic and diluted, pro forma (1)...............   106,076,584     1,812,479      73,036,919     1,812,479


(1)   To give effect to the conversion of rights certificates into common shares (see Note 1).


                The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                  TREASURE MOUNTAIN HOLDINGS, INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                                                   STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                         DEFICIT           TOTAL
                                                                           ADDITIONAL                  ACCUMULATED     STOCKHOLDERS'
                                                       COMMON STOCK         PAID-IN      DEFERRED     IN DEVELOPMENT      EQUITY /
                                                     SHARES     AMOUNT      CAPITAL    COMPENSATION       STAGE          (DEFICIT)
Balance at November 10, 2000 (inception)........          --   $      -    $         -   $       -     $          -    $          -
Issuance of common stock........................   1,666,667        167      6,501,860           -                -       6,502,027
    Net loss....................................           -          -              -           -         (716,621)       (716,621)
                                                  ----------------------------------------------------------------------------------
Balance at December 31, 2000....................   1,666,667        167      6,501,860           -         (716,621)      5,785,406
Compensation associated with stock option
  grants........................................           -          -        260,810    (260,810)               -               -
Amortization of deferred compensation...........           -          -              -      48,177                -          48,177
Exercise of stock options.......................      20,625          2         12,372           -                -          12,374
Issuance of warrants............................           -          -         64,000           -                -          64,000
Consultant compensation associated with stock
  options.......................................           -          -          8,799           -                -           8,799
    Net loss....................................           -          -              -           -       (9,458,865)     (9,458,865)
                                                  ----------------------------------------------------------------------------------
Balance at December 31, 2001....................   1,687,292        169      6,847,841    (212,633)     (10,175,486)     (3,540,109)
Issuance of common stock........................     125,000         12        499,988           -                -         500,000
Forfeited stock options.........................           -          -        (25,161)     25,161                -               -
Amortization of deferred compensation...........           -          -              -      80,669                -          80,669
Exercise of stock options.......................         187          -            112           -                -             112
Issuance of warrants............................           -          -        502,220           -                -         502,220
    Net loss....................................           -          -              -           -      (10,767,694)    (10,767,694)
                                                  ----------------------------------------------------------------------------------
Balance at December 31, 2002....................   1,812,479        181      7,825,000    (106,803)     (20,943,180)    (13,224,802)
Adjustment for cancelled-unamortized, stock
  option........................................           -          -           (272)        272                -               -
Compensation associated with stock option
  grants........................................           -          -          9,480      (9,480)               -               -
Amortization of deferred compensation...........           -          -              -      72,664                -          72,664
Consultant compensation associated with stock
  options.......................................           -          -          2,430           -                -           2,430
    Net loss....................................           -          -              -           -      (12,532,577)    (12,532,577)
                                                  ----------------------------------------------------------------------------------
Balance at December 31, 2003....................   1,812,479        181      7,836,638     (43,347)     (33,475,757)    (25,682,285)
Adjustment for cancelled-unamortized, stock
  option........................................           -          -         (6,340)      6,340                -               -
Compensation associated with stock option
  grants........................................           -          -        333,122    (333,122)               -               -
Amortization of deferred compensation...........           -          -              -     197,881                -         197,881
Exercise of stock options.......................      49,658          5         32,221           -                -          32,226
Issuance of common stock on conversion of
  debt and preferred stock......................  23,000,000      2,300     21,280,698           -                -      21,282,998
Issuance of warrants to convertible note
  holders.......................................           -          -      1,856,104           -                -       1,856,104
Beneficial conversion of convertible debt.......           -          -      2,401,057           -                -       2,401,057
Issuance of warrants associated with private
  placement........................                        -          -      1,182,264           -                -       1,182,264
Issuance of common stock in exchange of debt....     166,666         17        249,983           -                -         250,000
Issuance of common stock on conversion of
  preferred stock...............................     666,667         67        333,266           -                -         333,333
Issuance common stock for capital raised, net...  10,040,076      1,004     12,561,601           -                -      12,562,605
Issuance of common stock on conversion of
  debt..........................................   8,497,500        850      8,496,650           -                -       8,497,500
Reverse deferred financing costs upon
  conversion of debt............................           -          -       (462,863)          -                -        (462,863)
Issuance of common stock for working capital
  credit line...................................   1,000,000        100      1,274,900           -                -       1,275,000
Adjustment to common stock related to merger....    (170,163)    40,539        (40,539)          -                -               -
Treasure Mountain balance at January 1, 2004....   3,382,117      3,382        684,370           -         (695,391)         (7,639)
Issuance of warrants associated with merger.....           -          -        347,255           -                -         347,255
Capital contribution by Treasure Mountain
  officers......................................           -          -          9,519           -                -           9,519
Issuance of common stock in exchange of
  services......................................      30,000         30          2,970           -                -           3,000
Elimination of Treasure Mountain accumulated
  deficit.......................................           -          -       (695,391)          -          695,391               -
    Net loss....................................           -          -              -           -      (18,614,723)    (18,614,723)
                                                  ----------------------------------------------------------------------------------
Balance at September 30, 2004 (unaudited).......  48,475,000   $ 48,475    $57,677,485   $(172,248)    $(52,090,480)   $  5,463,232
                                                  ==================================================================================


                  The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                TREASURE MOUNTAIN HOLDINGS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)


                                                                                                                  PERIOD FROM
                                                                                                               NOVEMBER 10, 2000
                                                                                    NINE MONTHS ENDED           (INCEPTION) TO
                                                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                                                    2004           2003               2004
----------------------------------------------------------------------------   --------------  --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................................   $ (18,614,723)  $  (9,300,728)   $  (52,090,480)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization..............................................        293,818         210,654           933,318
  Amortization of notes payable discount.....................................      1,856,104         202,194         2,422,324
  Amortization of deferred compensation......................................        197,881          57,138           399,391
  Amortization of financing costs............................................      1,984,167              --         1,984,167
  Amortization of beneficial conversion feature of warrants..................      2,401,057              --         2,401,057
  Noncash compensation.......................................................             --              --            11,229
  Compensation for services paid with warrants and common stock..............        350,255              --           350,255
Change in operating assets and liabilities:
  Prepaid expenses and other current assets..................................       (460,884)        271,639          (554,122)
  Deferred offering costs....................................................             --         (44,827)               --
  Accounts payable...........................................................        377,854        (521,820)        1,265,712
  Accrued expenses and other liabilities.....................................        254,536          12,608         1,182,057
  Interest payable to related parties........................................        608,956       1,047,678         2,665,450
  Due to Spencer Trask.......................................................             --              --            71,577
                                                                               --------------  --------------    --------------
Net cash used in operating activities........................................    (10,750,979)     (8,065,464)      (38,958,065)
                                                                               --------------  --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase equipment.........................................................       (351,078)       (867,816)       (2,844,045)
                                                                               --------------  --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock.................................             --              --         6,335,360
  Net proceeds from private placement of common stock and warrants...........     12,562,605              --        12,562,605
  Deferred offering costs....................................................        (65,673)             --           (65,673)
  Net proceeds from issuance of convertible redeemable preferred stock.......             --              --         2,917,640
  Proceeds from exercise of options..........................................         32,226              --            44,712
  Proceeds from issuance of convertible promissory notes to related
    parties..................................................................             --       9,170,000        20,350,000
  Proceeds from issuance of secured promissory notes to related parties,
   net.......................................................................             --              --         2,900,000
  Proceeds from issuance of promissory note to related party.................             --              --           500,000
  Proceeds from issuance of secured promissory notes to related parties,
   net.......................................................................      7,232,730              --         7,232,730
  Notes payable to related parties and capital contribution from officers....          4,332              --             4,332
  Repayment of capital lease obligations.....................................        (17,606)        (13,810)          (46,872)
                                                                               --------------  --------------    --------------
Net cash provided by financing activities....................................     19,748,614       9,156,190        52,734,834
                                                                               --------------  --------------    --------------

  Net increase in cash and cash equivalents..................................      8,646,557         222,910        10,932,724
  Cash and cash equivalents at beginning of the period.......................      2,286,167         765,123                --
                                                                               --------------  --------------    --------------
  Cash and cash equivalents at end of the period.............................  $  10,932,724   $     988,033     $  10,932,724
                                                                               ==============  ==============    ==============


                The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        TREASURE MOUNTAIN HOLDINGS, INC.
                                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)


                                                                                                  PERIOD FROM
                                                                  NINE MONTHS ENDED             NOVEMBER 10, 2000
                                                                     SEPTEMBER 30,               (INCEPTION) TO
                                                           --------------------------------       SEPTEMBER 30,
                                                                2004              2003                2004
                                                           --------------    --------------      --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Issuance of capital stock in exchange for equipment........ $         --     $          --       $   1,000,000
                                                           ====================================================
Equipment acquired under capital lease.....................           --            25,216              81,434
                                                           ====================================================
Cancellation of warrants...................................           --                --            (566,220)
                                                           ====================================================
Issuance of warrants in connection with issuance of
   convertible secured promissory notes payable............    1,856,104                --           1,856,104
                                                           ====================================================
Issuance of warrants to placement agents...................    1,182,264                --           1,182,264
                                                           ====================================================
Beneficial conversion of convertible notes.................    2,401,057                --           2,401,057
                                                           ====================================================
Conversion of convertible secured promissory notes
   payable to related parties into convertible secured
   promissory notes payable................................      500,000                --             500,000
                                                           ====================================================
Conversion of convertible secured promissory notes
   payable into common stock...............................    8,497,500                --           8,497,500
                                                           ====================================================
Conversion of convertible secured promissory notes
   payable to related parties into common stock............      250,000                --             250,000
                                                           ====================================================
Conversion of convertible redeemable preferred stock into
   common stock............................................      333,333                --             333,333
                                                           ====================================================
Issuance of common stock in exchange for working capital
   facility................................................    1,275,000                --           1,275,000
                                                           ====================================================
Issuance of common stock in exchange for services..........        3,000                --               3,000
                                                           ====================================================
Interest paid..............................................      337,088             3,354             344,289
                                                           ====================================================

Recapitalization transaction:
    Exchanged:
       Interest payable to related parties................. $ (2,615,368)    $          --       $  (2,615,368)
       Convertible secured promissory notes payable to
         related parties...................................  (20,350,000)               --         (20,350,000)
       Warrants which were issued with convertible,
         secured promissory notes payable to related
         parties...........................................     (566,220)               --            (566,220)
       Secured promissory notes payable to related parties.   (2,900,000)               --          (2,900,000)
       Convertible redeemable preferred stock..............   (2,917,640)               --          (2,917,640)
    For:
       Due to Spencer Trask Specialty Group, LLC...........           10                --                  10
       Proceeds from issuance of convertible redeemable
         preferred stock...................................    7,500,000                --           7,500,000
       Common stock........................................        2,300                --               2,300
       Paid in capital.....................................   21,846,918                --          21,846,918
                                                           ----------------------------------------------------
                                                            $         --     $          --       $          --
                                                           ====================================================


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

MERGER

     On September 29, 2004 Vyteris, Inc. (the "Company," "Vyteris," "us," "we" or "our"), Vyteris merged with a subsidiary of Treasure Mountain Holdings, Inc. ("TMHI") (the "Merger"). After the Merger, Vyteris stockholders owned 98.2% of the outstanding common stock and rights to receive common stock of TMHI. The directors of TMHI resigned immediately prior to the Merger and the directors of Vyteris immediately prior to the Merger became the sole directors of TMHI, and the officers of TMHI resigned immediately prior to the Merger and the executive officers of Vyteris immediately prior to the Merger became the sole officers of TMHI. As a result of the merger, although TMHI is the parent company, the financial information included in the 10-QSB relate to Vyteris as it is the accounting acquiror.

     The accompanying condensed consolidated balance sheet as of September 30, 2004 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2004, consolidate the historical financial statements of TMHI with Vyteris after giving effect to the Merger where Vyteris is the accounting acquiror by recording the transaction as the issuance of Vyteris stock for the net monetary assets of TMHI, accompanied by a recapitalization with no goodwill or other intangibles recorded. TMHI had been engaged in the activity of the development and operations of mining properties and in 1957 the operations were abandoned and TMHI became inactive. TMHI has been in the developmental stage since that date. The effects of the Merger on Vyteris' condensed consolidated financial statements were not material.

     The condensed balance sheet at December 31, 2003 has been derived from the audited financial statements of Vyteris, Inc. at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, included in Vyteris, Inc.'s audited financial statements for the year ended December 31, 2003, as set forth in Treasure Mountain Holdings' Current Report on Form 8-K/A as filed with the SEC on November 5, 2004.

     TMHI did not have sufficient authorized shares of common and preferred stock to consummate the Merger. In lieu of issuing shares to the former stockholders of Vyteris, TMHI issued a combination of shares and rights certificates entitling the holders to receive additional shares ("Rights Certificates"). Prior to the Merger there were 45,233,046 shares of Vyteris common stock outstanding. The terms of the Merger called for each share of Vyteris common stock to be exchanged for 4.19 shares of TMHI common stock, as a result the holders of Vyteris common stock were entitled to receive 189,526,463 shares of TMHI common stock. TMHI had 45,337,883 shares of common stock available to be issued to Vyteris common stockholders in the Merger. All of these available shares were issued to Vyteris common stockholders as well as Rights Certificates for an additional 144,188,580 shares of common stock. Prior to the Merger there were 7,500,000 shares of Vyteris preferred stock outstanding. The terms of the Merger called for each share of Vyteris preferred stock to be exchanged for one share of TMHI preferred stock. TMHI had no shares of preferred stock authorized, therefore, the Vyteris preferred stockholders received Rights Certificates for 7,500,000 shares of TMHI preferred stock. All references to common stock in the condensed consolidated statements and accompanying notes are stated in TMHI shares as if TMHI had sufficient authorized shares to consummate the Merger. TMHI is taking the necessary steps to increase the number of authorized shares so that the holders of Rights Certificates can exchange their Rights Certificates for shares of common and preferred stock.

     Prior to the Merger, Vyteris consummated a $15.1 private placement transaction (the "Private Placement") of 2,510,019 units (the "Units"). The Private Placement included the conversion of $1.6 million of loans made to Vyteris during the month of September 2004 by Spencer Trask Specialty Group, LLC ("Spencer Trask") and certain of its related parties (the "September Notes"). Net proceeds to Vyteris from the Private Placement were approximately $12.6 million.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


ORGANIZATION

     Vyteris, formerly Drug Delivery Technologies, Inc., was incorporated on July 19, 2000 in the State of Delaware. Vyteris had no operating activity prior to November 10, 2000. Vyteris is engaged in the development of noninvasive, transdermal drug delivery systems. Vyteris holds over 60 U.S. patents relating to the delivery of drugs across the skin using a mild electric current. The Company operates in one business segment.

     Effective November 10, 2000, Vyteris, Becton Dickinson and Co. ("BD") and Spencer Trask entered into a stockholders' agreement ("Stockholders' Agreement"), in conjunction with a transaction agreement ("Transaction Agreement"), also effective on November 10, 2000, whereby BD agreed to transfer to Vyteris certain assets in exchange for common stock and Series A convertible redeemable preferred stock and Spencer Trask agreed to contribute $9.0 million in cash in exchange for common stock and Series B convertible redeemable preferred stock.

     Vyteris paid certain Transaction Agreement expenses on behalf of Spencer Trask approximating $0.3 million. The reimbursement was recorded as a reduction in additional paid-in capital associated with the common stock and Series B convertible redeemable preferred stock issued to Spencer Trask.

RECENT TRANSACTIONS

     On September 28, 2004 BD exchanged all 333,333 of its shares of Redeemable Preferred Shares (the "Series A Shares"). In lieu of cash, BD elected to exchanged its Series A Shares for 2,793,335 shares of common stock and warrants to purchase 698,335 shares of common stock at $0.45 per share.

     On September 28, 2004 BD agreed to the redemption of $0.25 million of the principal amount of the 8% convertible promissory note in exchange for 698,331 shares of common stock and warrants to purchase 174,585 shares of common stock at $0.45 per share. The remaining $0.25 million in principal amount of the 8% convertible promissory note and all interest accrued to date on the 8% convertible note was paid on October 1, 2004 (see Note 7).

     Immediately prior to the closing of the Private Placement, Spencer Trask, Vyteris' controlling stockholder, and certain of its related parties agreed to provide Vyteris with up to $5.0 million in working capital loans in the form of 11.5% secured demand promissory notes ("Working Capital Facility"). As consideration for the commitment of the Working Capital Facility, Vyteris issued 4,190,000 shares of its common stock to Spencer Trask and certain of its related parties (see Note 10).

     Simultaneously with the closing of the Private Placement, $8.5 million principal amount of Vyteris' 8% convertible secured promissory notes converted into 35,604,525 shares of common stock (see Note 5).

RECAPITALIZATION TRANSACTION

     On March 31, 2004, Spencer Trask and a related entity ("Spencer Trask and Related Party") consummated a transaction with Vyteris wherein Vyteris issued to Spencer Trask and Related Party 96.67 million shares of common stock, 7.5 million shares of Series C Convertible Redeemable Preferred Stock (the "Series C Preferred Stock") with a par value of $0.0001 per share, and other nominal consideration in exchange for $20.3 million principal amount of the convertible, secured promissory notes payable to related parties, $2.9 million of the secured promissory notes payable to related parties (collectively the "Spencer Trask Notes"), $2.6 million of accrued and unpaid interest on the Spencer Trask Notes, 3,000,000 shares of Series B convertible preferred stock and the cancellation of warrants to purchase 8,526,650 shares of common stock with a paid-in capital value of $0.6 million (the "Recapitalization Transaction") (see Note 8).

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

2.   SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

     Vyteris considers all highly liquid instruments with maturities of three months or less at the date of purchase to be cash equivalents.

PROPERTY AND EQUIPMENT, NET

     Property and equipment, net is stated at cost, except for certain equipment acquired in connection with the Transaction Agreement, which is recorded at the fair value of the equipment on the date of acquisition. Vyteris provides for depreciation using the straight-line method over the estimated useful lives of the respective assets (3-10 years). Equipment held under capital leases is recorded at the present value of the minimum lease payments at the inception of the lease and is amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the equipment. Amortization of equipment held under capital leases is included in depreciation and amortization expense in the accompanying financial statements. Leasehold improvements are amortized over the estimated useful life or over the term of the lease, whichever is shorter

REVERSE COMMON STOCK SPLIT

     On March 31, 2004 Vyteris completed a 1:4 reverse stock split of its common stock. All share information with respect to Vyteris' common stock, options, and warrants have been adjusted to give retroactive effect to the reverse stock split for all periods presented.

STOCK-BASED COMPENSATION

     As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations for its employee stock-based compensation. Under APB No. 25, no compensation expense is recognized at the time of option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair value of the underlying common stock on the date of grant and the number of shares to be issued pursuant to the exercise of such option are known and fixed at the date of grant. The Board of Directors determines the fair value of common stock.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


     The Company accounts for options issued to non-employees under SFAS No. 123 and Emerging Issues Task Force Issue ("EITF") No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Therefore, the fair value of options issued to non-employees is recorded as an expense and periodically re-measured over the vesting terms.

     The following table illustrates the effect on net loss as if the Company had applied the fair value recognition provisions for stock-based employee compensation of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure."

                                                                                                                    PERIOD FROM
                                                                                                                    NOVEMBER 10,
                                                          THREE MONTHS ENDED              NINE MONTHS ENDED             2000
                                                             SEPTEMBER 30,                  SEPTEMBER 30,           (INCEPTION) TO
                                                     ----------------------------   ----------------------------    SEPTEMBER 30,
                                                         2004           2003            2004             2003           2004
                                                     -------------  -------------   -------------  -------------    -------------
Net loss, as reported..............................  $ (9,311,105)  $ (3,310,183)   $(18,614,723)  $ (9,300,728)    $(52,090,480)
Add: stock-based employee compensation expense
  included in reported net income (loss)...........       111,234         17,845         197,881         57,138          399,391
Deduct: stock-based employee compensation expense
  determined under fair value based method for
  all awards.......................................      (225,062)       (35,883)       (412,160)      (104,269)        (742,411)
                                                     -------------  -------------   -------------  -------------    -------------
Pro forma net loss.................................  $ (9,424,933)  $ (3,328,221)   $(18,829,002)  $ (9,347,859)    $(52,433,500)
                                                     =============  =============   =============  =============    =============

Net loss per common share:
  Basic and diluted, as reported...................  $      (0.37)  $      (1.83)   $      (1.06)  $      (5.13)
  Basic and diluted, pro forma.....................  $      (0.37)  $      (1.84)   $      (1.08)  $      (5.16)

Weighted average number of common shares:
  Basic and diluted................................    25,431,716      1,812,479      17,490,594      1,812,479

     For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the option vesting periods. The fair value of each option was estimated at the date of grant using a minimum value option pricing model with the following weighted-average assumptions:

                                            WEIGHTED-
                                            AVERAGE                  WEIGHTED-
                                           RISK-FREE                 AVERAGE
                                            INTEREST    DIVIDEND     EXPECTED
             GRANT PERIOD                     RATE        YIELD     OPTION LIFE
----------------------------------------- ------------ ----------- -------------
Three months ended September 30, 2004....       3.65%          0%    six years
Three months ended September 30, 2003....         (1)         (1)      (1)
Nine months ended September 30, 2004.....       3.97%          0%    six years
Nine months ended September 30, 2003.....       2.78%          0%    six years

(1)  No stock options granted in the three months ended September 30, 2003.


     In addition, the option valuation models require input of highly subjective assumptions. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. The pro forma net loss may not be representative of future disclosure since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


INCOME TAXES

     Vyteris records deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities and on operating loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

DEFERRED REVENUE

     Non-refundable upfront fees are deferred and recognized as revenue on a straight-line basis over the lives of the agreements.

CONTRACT RESEARCH REVENUE

     During the three and nine-month periods ended September 30, 2004 and 2003, the Company had research arrangements with pharmaceutical companies to develop iontophoretic transdermal patch systems for the administration of drugs for use in pre-clinical and clinical development. Contract research revenue is recognized utilizing the percentage of completion method. The cost of contract research revenue was approximately $23,797 and $15,920 for the three month periods ended September 30, 2004 and 2003, respectively, $0.1 million and $0.2 million for the nine month periods ended September 30, 2004 and 2003, respectively, and $0.6 million for the period from November 10, 2000 (inception) to September 30, 2004, and is included in research and development expense in the accompanying condensed consolidated statements of operations.

RESEARCH AND DEVELOPMENT

     Research and development costs are charged to expense as incurred.

USE OF ESTIMATES

     The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NET LOSS PER SHARE

     The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computing by dividing net loss by the weighted average number of shares and dilutive common share equivalents then outstanding. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of preferred stock. Diluted EPS is identical to Basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive. For the three and nine months ended September 30, 2004, Basic EPS and Diluted EPS gives effect to the conversion of Rights Certificates into common stock.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


3.   PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         2004           2003
                                                     ------------  ------------
                                                     (Unaudited)

Manufacturing and laboratory equipment.............. $  1,509,563  $  1,235,815
Furniture and fixtures..............................       96,306        32,743
Office equipment....................................      141,002       104,516
Leasehold improvements..............................      122,193            --
Software............................................      102,542        82,200
                                                     ------------  ------------
                                                        1,971,606     1,455,274
Less: Accumulated depreciation and amortization.....     (933,316)     (639,498)
                                                     ------------  ------------
                                                        1,038,290       815,776

In-process equipment................................    1,796,328     1,888,396
Construction in progress............................      157,543       230,730
                                                     ------------  ------------
                                                     $  2,992,161  $  2,934,902
                                                     ============  ============

     At September 30, 2004 and December 31, 2003, equipment held under capital lease included manufacturing and laboratory equipment and software of approximately $81,000. Depreciation and amortization expense, included in research and development expense and general and administrative expense in the accompanying condensed consolidated financial statements, was approximately $0.1 million for each of the three month periods ended September 30, 2004 and 2003, $0.3 million, $0.2 million and $0.9 million for the nine month periods ended September 30, 2004 and 2003 and for the period from November 10, 2000 (inception) to September 30, 2004, respectively.

     At September 30, 2004 and December 31, 2003, in-process equipment included advances of approximately $1.6 million for a continuous motion patch machine that is being custom manufactured for the Company. Additionally, at September 30, 2004 and December 31, 2003, in-process equipment included advances of approximately $126,000 and $96,000 for patch controller manufacturing equipment that is being custom manufactured for Vyteris.

     Total open purchase commitments related to property and equipment were as follows at September 30, 2004:

                                                         SEPTEMBER 30,
                                                              2004
                                                         -------------
                                                          (Unaudited)
     Continuous motion patch machine.................... $     173,400
     Controller manufacturing equipment.................       232,400
     Laboratory equipment...............................        31,484
                                                         -------------
                                                         $     437,284
                                                         =============

4.   ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         2004           2003
                                                     ------------  ------------
                                                     (Unaudited)
Accrued expenses.................................... $   732,057   $   627,523
Deferred license fee revenue........................     450,000       300,000
Due to a related party..............................      71,587        71,577
Current portion of capital lease obligation.........      19,291        22,620
                                                     ------------  ------------
                                                     $ 1,272,935   $ 1,021,720
                                                     ============  ============

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


5.   CONVERTIBLE SECURED PROMISSORY NOTES PAYABLE

     During the nine months ended September 30, 2004, Vyteris issued $8.5 million of 8% convertible secured promissory notes payable, maturing December 31, 2004 (the "December Notes"), in a private placement transaction. Included in the December Notes are convertible secured promissory notes payable with principal of $0.2 million and 387,575 warrants issued to members of Vyteris Board of Directors and senior management, who purchased the December Notes on the same terms and conditions as all other purchasers of the December Notes.

     In connection with the issuance of the December Notes, Vyteris issued warrants ("Warrants") to purchase 17,802,262 shares of common stock at an exercise price of $0.24 per share. The Warrants had an expiration date of five years from the date of issuance. Management estimated that the Warrants had an aggregate fair value of approximately $1.9 million. In addition, Vyteris estimated that the December Notes contained a beneficial conversion feature valued at approximately $2.4 million. Therefore, Vyteris initially recorded a discount on the December Notes and increased additional paid-in capital by approximately $4.3 million. The discount and beneficial conversion feature was being amortized over the life of the December Notes and is included in interest expense in the accompanying condensed consolidated statements of operations.

     Simultaneously with the closing of the Private Placement (see Note 1), the $8.5 million principal amount of the December Notes converted into 35,604,525 shares of Vyteris common stock. Upon the conversion of the December Notes, the Company recorded the unamortized portion of the discount and beneficial conversion feature in interest expense in the accompanying condensed consolidated statements of operations.

     Spencer Trask Ventures, Inc., a related party to Vyteris' principal stockholder, acted as placement agent in this transaction. Spencer Trask Ventures, Inc. received a 10% placement fee, a 3% non-accountable expense allowance and warrants to purchase 10,681,358 shares of common stock at an exercise price of $0.24 as compensation for acting as placement agent. In addition, Vyteris granted Spencer Trask Ventures, Inc. an irrevocable right of first refusal for a period of two years following the closing of the aforementioned offering to either purchase for its own account or act as agent for any proposed private offering of our securities by us, other than notes or convertible notes to be issued to STSG.

     Costs relating to the private placement transaction were initially capitalized and amortized over the term of the December Notes. Total deferred financing costs of approximately $2.4 million included placement agent fees and non-accountable expenses of approximately $1.1 million, legal and other expenses of $0.1 million and warrants issued to the placement agent valued at approximately $1.2 million. Amortization expense, was included in interest expense in the accompanying condensed consolidated statements of operations. Upon the conversion of the December Notes, Vyteris recorded $0.5 million of non-cash financing costs in additional paid-in capital.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


     The resultant charges to interest expense by period were as follows:

                                                                    BENEFICIAL        DEFERRED
                                                    FAIR VALUE      CONVERSION        FINANCING
               ACCOUNT                               DISCOUNT         FEATURE           COSTS            TOTAL
-----------------------------------------------   -------------    -------------    -------------    -------------
                                                   (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
INTEREST EXPENSE AMORTIZATION:
    Six months ended June 30, 2004..........      $     518,817    $     671,142    $     689,342    $   1,879,301
    Three months ended September 30, 2004...            653,785          845,737          859,317        2,358,839
                                                  -------------    -------------    -------------    -------------
                                                      1,172,602        1,516,879        1,548,659        4,238,140
Interest expense recorded upon
    conversion of the December Notes on
    September 29, 2004......................            683,502          884,178          435,508        2,003,188
                                                  -------------    -------------    -------------    -------------
        Total noncash interest expense......      $   1,856,104    $   2,401,057    $   1,984,167    $   6,241,328
                                                  =============    =============    =============    =============

     In addition, $0.5 million was charged to additional paid-in capital upon conversion of the December Notes on September 29, 2004.

     Interest expense, including interest expense to related parties, on the condensed consolidated statement of operations for the three and nine months ended September 30, 2004 consist of the following:

                                                  Three months      Nine months
                                                     ended             ended
                                                  September 30,    September 30,
                                                      2004              2004
-----------------------------------------------   -------------    -------------
Noncash interest expense:
  Interest expense amortization................   $  2,358,839     $  4,238,140
  Interest expense recorded upon conversion....      2,003,188        2,003,188

Coupon and other interest......................        180,633          949,482
                                                  -------------    -------------
    Total interest expense.....................   $  4,542,660     $  7,190,810
                                                  =============    =============

6.   CONVERTIBLE SECURED PROMISSORY NOTES PAYABLE TO RELATED PARTIES

     During February 2004, Vyteris issued secured promissory notes (the "Notes") with principal of $1.0 million to Spencer Trask and related parties. Each of the Notes matured 120 days from its respective date of issuance and bears an annual interest rate of 12%, which is payable on maturity, and are convertible into common stock, at the option of the holders under certain circumstances at $1 per share.

     During May 2004, the holders of $0.5 million principal amount of the secured promissory notes issued to related parties converted their notes into convertible secured promissory notes and warrants in a private placement transaction.

     Holders of the remaining $0.5 million principal amount of the secured promissory note issued to related parties elected not to convert. On July 2004, $0.5 million of the secured promissory notes issued to related parties was repaid together with interest of $20,000.

7.   CONVERTIBLE PROMISSORY NOTE PAYABLE TO A RELATED PARTY

     On July 2004, the terms of the $0.5 million convertible promissory notes payable to BD (the "BD Convertible Note") were changed. The BD Note was originally due to be repaid on July 1, 2004. BD and Vyteris agreed to change the repayment date to the earlier of September 30, 2004 or the closing of the Private Placement and the Merger with TMHI. The note continued to accrue interest at a rate of 8%. In September 2004, BD agreed to the redemption of $0.25 million of the principal amount of the BD Note in exchange for 698,331 shares of common stock and warrants to purchase 174,585 shares of common stock at $0.45 per share. The remaining $0.25 million in principal amount and all interest accrued to date on the BD Convertible Note was paid on October 1, 2004.

     At September 30, 2004 and December 31, 2003, accrued and unpaid interest on the BD Convertible Note was approximately $50,000 and $40,000, respectively, and is reflected in the accompanying condensed consolidated balance sheets as interest payable to related parties.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


8.   RECAPITALIZATION TRANSACTION

     On March 31, 2004 Spencer Trask and Related Party consummated a transaction with Vyteris wherein Vyteris issued to Spencer Trask and Related Party 96.37 million shares of common stock, 7.5 million shares of Series C Preferred Stock with a par value of $0.0001 per share, and other nominal consideration in exchange for $20.3 million principal amount of the convertible, secured promissory notes payable to related parties, $2.9 million of the secured promissory notes payable to related parties (collectively the "Spencer Trask Notes"), $2,615,000 of accrued and unpaid interest on the Spencer Trask Notes, 3,000,000 shares of Series B convertible preferred stock and the cancellation of warrants to purchase 8,526,650 shares of common stock with a paid-in capital value of $566,000 (the "Recapitalization Transaction").

     Each holder of Series C Preferred Stock is entitled to receive dividends when, as and if declared by the Board of Directors as long as any shares of the Series A Preferred Stock shall remain outstanding. Effective upon cancellation of all outstanding shares of Series A Convertible Preferred Stock, the holders of Series C Redeemable Convertible Preferred Stock are entitled to receive, ratably, an annual cash dividend of 8% of the then applicable redemption price, as defined, out of funds legally available, payable quarterly. Subject to the prior rights of the Series A Preferred Stock, the dividends on the Series C Preferred Stock shall be cumulative, whether or not earned or declared and shall be paid quarterly in arrears. Additionally, the holders of Series A Convertible Preferred Stock are entitled to receive ratably, dividends if declared by the Board of Directors out of funds legally available, before any dividends are received by holders of common stock. In the event of liquidation, holders of Series C Redeemable Convertible Preferred Stock are entitled to receive a liquidation preference of $1.00 per share (adjusted for stock splits or combinations of such stock, recapitalizations, or other similar transactions that have the effect of increasing or decreasing the number of shares represented by each outstanding share of such stock), plus an amount equal to all declared but unpaid dividends on the Series C Redeemable Convertible Preferred Stock.

     With respect to the distribution of assets, Series C Redeemable Convertible Preferred Stock ranks senior to our common stock, but junior to Series A Convertible Preferred Stock. Each share of the Series C Redeemable Convertible Preferred Stock is convertible at any time, at the option of the holder, into common stock at a price per share if converted within 18 months from March 31, 2004, of $0.95; if converted within the next 18 months, $0.72; or if converted any time thereafter, $0.36. The holders of Series C Preferred Stock (and the holders of any other series of preferred stock with similar voting rights as the Series C Preferred Stock) vote together with the holders of shares of common stock and Series A Convertible Preferred Stock as a single class in all matters to be voted on by shareholders of Vyteris, except that the vote or consent of the holders of a majority of the shares of Series C Redeemable Convertible Preferred Stock is necessary to authorize or issue an equity security having any preference over or being on a parity with the Series C Redeemable Preferred Stock with respect to dividend or liquidation preference; increase the number of authorized shares of Series C Redeemable Convertible Preferred Stock; or amend, alter or repeal any provision of Vyteris Certificate of Incorporation, Certificate of Designations or By-laws, if such action would alter, in any material respect, the rights of the Series C Redeemable Preferred Stock. Commencing on of the first anniversary date of the first commercial sale of LidoSite, and continuing for one year thereafter, Vyteris will be required to redeem (on a quarterly basis) an amount of Series C Preferred Stock equal to 5% of the gross profits derived from the sale of LidoSite. During the following years, Vyteris will be required to redeem (on a quarterly basis) an amount of Series C Preferred Stock equal to 10% of the gross profits derived from the sale of LidoSite. The redemption price of the Series C Preferred Stock is $1.00 per share (adjusted for splits, etc.) plus any accrued but unpaid dividends.

     Since these transactions were between Vyteris and its majority shareholder, the transactions were treated as capital transactions and no gain or loss has been reflected in the accompanying condensed consolidated financial statements.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


9.   RELATED PARTY TRANSACTIONS WITH SPENCER TRASK

     In addition to the convertible secured promissory notes payable to related parties described in Note 6, the Recapitalization Transaction described in Note 8, and the Private Placement described in Note 1, Vyteris had the following transactions with Spencer Trask:

          o At September 30, 2004 and December 31, 2003, approximately $71,000 and $62,000, respectively, is included in due related party in the accompanying balance sheets for amounts owed to Spencer Trask and Spencer Trask Ventures, Inc. for certain expenses paid on behalf of Vyteris.

          o During December 2001, $10,000 of Spencer Trask's funds were deposited in Vyteris' bank account in error by Vyteris' bank. Therefore, at September 30, 2004 and December 31, 2003, $10,000 is included in due to related party in the accompanying balance sheets.

10.  WORKING CAPITAL FACILITY

     Immediately prior to the closing of the Private Placement, Spencer Trask and certain of its related parties agreed to provide Vyteris with up to $5,000,000 in working capital loans in the form of 11.5% secured demand promissory notes ("Working Capital Facility"). Pursuant to the current terms of the Working Capital Facility, amounts drawn under the facility must be repaid on or before November 15, 2005. As consideration for the commitment of the Working Capital Facility Vyteris issued 4,190,000 shares of its common stock to Spencer Trask and certain of its related parties and recorded the fair value of these shares as deferred financing costs of $1.3 million. Each time funds are loaned to Vyteris under the Working Capital Facility Vyteris shall issue to the lender a common stock purchase warrant to purchase such number of shares equal to the quotient obtained by dividing (i) 40% of the amount loaned by (ii) 0.36. The warrants are exercisable for five years from the date of issuance and have an initial exercise price of $0.36 per share. As of September 30, 2004 no amounts have been loaned to Vyteris under the Working Capital Facility.

11.  COMMITMENTS AND CONTINGENCIES

     LEGAL

     Vyteris is involved in patent defense litigation in the normal course of business. The ultimate outcome cannot be predicted at this time. Management does not believe that the litigation will have a material adverse effect on the financial position, results of operations or cash flows of Vyteris.

     EMPLOYMENT CONTRACT

     In June 2004 the Company entered into a two-year employment contract with a key executive. The contract calls for the issuance of options to purchase 1,780,750 shares of the Company's common stock at a price of $.24 per share upon execution of the contract. Such options were issued in September 2004. The contract also calls for the issuance of additional options to this key executive upon the closing of a financing or series of financings (including the Private Placement and the offering of convertible secured promissory notes and warrants) aggregating up to $27 million, such that that executive's total potential ownership of the Company is equal to 4% of the shares outstanding after such financing or series of financing.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


     UNIVERSITY RESEARCH AGREEMENTS

     During 2003, Vyteris funded two separate University research programs. The first aimed to advance the iontophoretic delivery of drugs through the skin. The second targeted the delivery of therapeutic drugs for a specific condition. The cost of the research programs was approximately $49,500 and $51,250 for the three month periods ended September 30, 2004 and 2003, respectively, $0.1 million for each of the nine month periods ended September 30, 2004 and 2003, and $0.3 million for the period from November 10, 2000 (inception) to September 30, 2004, and is included in research and development expense in the accompanying financial statements. The agreements provide for future funding of approximately $49,000 in 2004, $84,000 in 2005 and $6,000 in 2006.

12.  MATERIAL AGREEMENTS

     In September 2004, Vyteris entered into an agreement with a pharmaceutical company for the licensing and development of an iontophoretic product for the treatment of female infertility. In July 2004 a non-refundable payment of $0.1million was made to Vyteris by this pharmaceutical company.

     Vyteris is required to pay BD a royalty in respect of sales of each iontophoresis product stemming from intellectual property received from BD. For Vyteris' LidoSite product, on a country-by-country basis, that obligation continues for the later of 10 years after the date of the first commercial sale in a country and the date of the original expiration of the last-to-expire patent granted in such country. The royalty on the LidoSite product, which is to be calculated semi-annually, will be 5% of all direct revenues as defined in the Transaction Agreement. No royalties will be earned by BD prior to November 10, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE OTHER FINANCIAL INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS FORM 10-QSB. THIS DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING THOSE DISCUSSED IN "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-QSB.

MERGER

     On September 29, 2004 Vyteris, Inc. (the "Company," "Vyteris," "us," "we" or "our") consummated a $15.1 private placement transaction (the "Private Placement") of 2,510,019 units consisting of common stock and warrants. The Private Placement included the conversion of $1.6 million of loans made to Vyteris during the month of September 2004 by Spencer Trask Specialty Group, LLC ("Spencer Trask") and certain of its related parties (the "September Notes"). Net proceeds to Vyteris from the Private Placement were approximately $12.6 million.

     Immediately thereafter, Vyteris merged with a subsidiary of Treasure Mountain Holdings, Inc. ("TMHI") (the "Merger"). After the Merger, Vyteris stockholders owned 98.2% of the outstanding common stock and rights to receive common stock of TMHI. The directors of TMHI resigned immediately prior to the Merger and the directors of Vyteris immediately prior to the Merger became the sole directors of TMHI, and the officers of TMHI resigned immediately prior to the Merger and the executive officers of Vyteris immediately prior to the Merger became the sole officers of TMHI.

     TMHI did not have sufficient authorized shares of common and preferred stock to consummate the Merger. In lieu of issuing shares to the former stockholders of Vyteris, TMHI issued a combination of shares and rights certificates entitling the holders to receive additional shares ("Rights Certificates"). Prior to the Merger there were 45,233,046 shares of Vyteris common stock outstanding. The terms of the Merger called for each share of Vyteris common stock to be exchanged for 4.19 shares of TMHI common stock, as a result the holders of Vyteris common stock were entitled to receive 189,526,463 shares of TMHI common stock. TMHI had 45,337,883 shares of common stock available to be issued to Vyteris common stockholders in the Merger. All of these available shares were issued to Vyteris common stockholders as well as Rights Certificates for an additional 144,188,580 shares of common stock. Prior to the Merger there were 7,500,000 shares of Vyteris preferred stock outstanding. The terms of the Merger called for each share of Vyteris preferred stock to be exchanged for one share of TMHI preferred stock. TMHI had no shares of preferred stock authorized; therefore the Vyteris preferred stockholders received Rights Certificates for 7,500,000 shares of TMHI preferred stock. All references to common stock in this Management's Discussion and Analysis are stated in TMHI shares as if TMHI had sufficient authorized shares to consummate the Merger. TMHI is taking the necessary steps to increase the number of authorized shares so that the holders of Rights Certificates can exchange their Rights Certificates for shares of common and preferred stock.

     The accompanying condensed consolidated balance sheet as of September 30, 2004 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2004, consolidate the historical financial statements of TMHI with Vyteris after giving effect to the Merger where Vyteris is the accounting acquiror by recording the transaction as the issuance of Vyteris stock for the net monetary assets of TMHI, accompanied by a recapitalization with no goodwill or other intangibles recorded. TMHI had been engaged in the activity of the development and operations of mining properties and in 1957 the operations were abandoned and TMHI became inactive. TMHI has been in the developmental stage since that date. The effects of the Merger on Vyteris' condensed consolidated financial statements were not material.

OVERVIEW

     Vyteris, Inc. has developed and produced the first intelligent, pre-filled, active transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to non-invasively administer certain small molecule, peptide, and protein therapeutics in a wide range of programmed doses, both systemically and locally. Vyteris, Inc. is a development stage enterprise and, as yet, has not generated any revenues from product sales. Since we began our operations in November 2000, we have devoted the majority of our resources to the development of our first product, LidoSite. We have been unprofitable since our inception and have incurred a cumulative loss of $52.1 million through September 30, 2004. These losses have resulted principally from expenses incurred in research and development activities. From inception through September 30, 2004, we have incurred approximately $31.9 million of research and development expenses, $11.7 million of general and administrative expenses and $9.8 million of interest expense. Losses are expected to continue as we advance our product candidates to commercialization.

     On May 6, 2004, we received approval from the FDA to commercially launch our first product, LidoSite. LidoSite is a topical delivery system indicated for use on normal intact skin to provide local anesthesia for needle stick procedures such as injections and intravenous therapies as well as superficial dermatological procedures. We have entered into a marketing agreement with B. Braun to act as our exclusive, worldwide sales and marketing distributor for LidoSite. We expect to commence shipments of our LidoSite product to B. Braun during the fourth quarter of 2004 and we expect sales by B. Braun to commence during the first quarter of 2005. We will have royalty obligations to Becton Dickinson resulting from such sales and other sales of iontophoretic products, commencing on November 10, 2005.

     We have funded our operations from inception through September 30, 2004 through a series of financing transactions, an initial $9.0 million equity investment made by Spencer Trask Specialty Group, LLC, or STSG, $24.0 million of debt financing from STSG and its related parties which was converted to equity on March 31, 2004 and $8.5 million from the sale of bridge notes and warrants through a private placement; $0.5 million of debt financing from Becton Dickinson; $0.8 million received under a license, development and marketing agreement covering LidoSite; $0.2 million through the sale of our New Jersey net operating losses; and on September 29, 2004, Vyteris, Inc. consummated an offering in which we raised gross proceeds of $15 million from the sale of stock and warrants.

RECENT TRANSACTIONS

     On September 28, 2004 BD exchanged all 333,333 of its shares of Redeemable Preferred Shares (the "Series A Shares"). In lieu of cash, BD elected to exchange its Series A Shares for 2,793,335 shares of common stock and warrants to purchase 698,335 shares of common stock at $0.45 per share.

     On September 28, 2004 BD agreed to the redemption of $0.25 million of the principal amount of the 8% convertible promissory note in exchange for 698,331 shares of common stock and warrants to purchase 174,585 shares of common stock at $0.45 per share. The remaining $0.25 million in principal amount of the 8% convertible promissory note and all interest accrued to date on the 8% convertible note was paid on October 1, 2004.

     Simultaneously with the closing of the Private Placement, the $8.5 million principal amount of 8% convertible secured promissory notes converted into 35,604,525 shares of Vyteris common stock.

     Immediately prior to the closing of the Private Placement, Spencer Trask and certain of its related parties agreed to provide Vyteris with up to $5,000,000 in working capital loans in the form of 11.5% secured demand promissory notes ("Working Capital Facility"). Pursuant to the current terms of the Working Capital Facility, amounts drawn under the facility must be repaid on or before November 15, 2005. As consideration for the commitment of the Working Capital Facility Vyteris issued 4,190,000 shares of its common stock to Spencer Trask and certain of its related parties and recorded the fair value of these shares as deferred financing costs of $1.3 million. Each time funds are loaned to Vyteris under the Working Capital Facility Vyteris shall issue to the lender a common stock purchase warrant to purchase such number of shares equal to the quotient obtained by dividing (i) 40% of the amount loaned by (ii) 0.36. The warrants are exercisable for five years from the date of issuance and have an initial exercise price of $0.36 per share

     In September 2004 we entered into an agreement with a pharmaceutical company for the development, licensing and supply of a product for female infertility. Product development activities and related revenues to Vyteris are expected to commence during the fourth quarter of 2004.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial position and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported revenues and expenses during the period.

     We consider certain accounting policies related to revenue recognition, research and development and stock-based compensation to be critical to our business operations and the understanding of our results of operations.

     REVENUE RECOGNITION

     Contract revenue from collaborative research and marketing agreements is recorded when earned based on the performance requirements of the contract. Revenue from non-refundable up-front license fees and certain guaranteed payments where we continue involvement through collaborative development are deferred and recognized as revenue over the contract life or period of continued involvement. Revenue from feasibility arrangements is recognized on the percentage completed basis. Our research revenue is derived from pharmaceutical companies and consists of reimbursement of development costs and reimbursement of certain expenses. Payments relating to our marketing agreement for milestones achieved are deferred and recorded as revenue over the contract life.

     RESEARCH AND DEVELOPMENT

     Research and development costs are charged to expense as incurred.

     STOCK-BASED COMPENSATION

     Stock-based compensation charges represent the difference between the exercise price of options granted to employees and directors and the fair value of our common stock on the date of grant for financial statement purposes in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. We recognize the compensation charge over the vesting periods of the shares purchasable upon the exercise of options.

     CONSOLIDATED RESULTS OF OPERATIONS

     The following table sets forth the percentage increases or decreases in certain line items on our condensed consolidated statement of operations for the three and nine months ended September 30, 2004 and 2003.

                                         THREE MONTHS         NINE MONTHS
                                             ENDED               ENDED
                                      SEPTEMBER 30, 2004   SEPTEMBER 30, 2004
                                             VERSUS              VERSUS
                                      SEPTEMBER 30, 2003   SEPTEMBER 30, 2003
                                      ------------------   ------------------

     Contract research revenue.....          (40.9)%             (53.8)%
     Research and development......           44.8%               32.0%
     General and administrative....          148.0%               67.4%
     Interest income...............           72.8%               73.1%
     Interest expense..............          850.4%              474.0%
     Net loss......................          181.3%              100.1%

     REVENUES

     Our revenues from inception through September 30, 2004 have been minimal, totaling $0.7 million and derived solely from research feasibility studies for pharmaceutical companies. We signed a License, Development and Distribution Agreement with B. Braun on September 20, 2002. Upon execution of that agreement,
B. Braun made a milestone payment of $0.3 million to us and invested $0.5 million in Vyteris common stock. The agreement also provides B. Braun with the option to invest up to $0.5 million to purchase additional shares of common stock upon the commercial introduction of LidoSite. The $0.3 million milestone payment will be recognized as revenue ratably over the ten-year contract term beginning with the commercial introduction of LidoSite.

     Our current production capacity is limited, as we will be launching LidoSite from a pilot manufacturing operation. Therefore, our revenues from LidoSite during the early part of 2005 will be constrained by our production capacity.

     OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT EXPENSES. Since inception our research and development activities have been focused primarily on completing the development of, gaining regulatory approval for, and preparing for the commercial launch of, our first product, LidoSite.

     All costs related to the development of, and gaining regulatory approval for, a product, and all costs incurred in preparing for the commercial launch of a product that must be approved by the FDA before commercial sales can commence, are expensed as incurred, including raw materials costs, manufacturing labor and allocation of overhead. Products manufactured with raw materials acquired subsequent to FDA approval will be capitalized as inventory. We expect that our research and development expenses associated with LidoSite may be reduced in the latter part of 2004 and subsequent periods as a result of this accounting treatment; however, we do not expect our total cash outlays to be less.

     GENERAL AND ADMINISTRATIVE EXPENSES. Since inception, our general and administrative activities have been focused primarily on supporting our LidoSite product, attracting pharmaceutical partners, fundraising activities, maintenance and defense of our patent portfolio, building our staff and preparing ourselves to be part of a publicly-held company.

COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses were $3.3 million for the three months ended September 30, 2004, compared to $2.3 million for the three months ended September 30, 2003, an increase of 44.8% or $1.0 million. Research and development expenses were $8.5 million and $6.5 million for the nine month periods ended September 30, 2004 and 2003, receptively. These increases were primarily due to an increase in our production, quality control and quality assurance staff in anticipation of commercializing LidoSite and expenditures for raw materials for practice production runs, as well as continued spending on stabilizing raw material suppliers and in preparation of the FDA's inspection of our facility and processes. We intend to continue to invest a significant percentage of our capital in our research and development efforts.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expense was $1.5 million in the three months ended September 30, 2004, compared to $0.6 million in the three months ended September 30, 2003, an increase of 148% or $0.9 million. General and administrative expense was $3.0 million and $1.8 million for the nine month periods ended September 30, 2004 and 2003, receptively, an increase of $1.2 million. Theses increases of $0.9 million and $1.2 million are principally attributable to the $0.8 million of Merger related expenses incurred in the three month period ended September 30, 2004.

     INTEREST (INCOME) EXPENSE, NET

     Interest (income) expense, net, was $4.5 million in the three months ended September 30, 2004, compared to $0.5 million in the three months ended September 30, 2003, an increase of $4.1 million. Interest (income) expense, net was $7.2 million and $1.3 million for the nine moth periods ended September 30, 2004 and 2003, respectively, an increase of $5.9 million. These increases of $4.1 million and $5.9 million are principally attributable to non-cash interest expenses. Non-cash interest expense totaled $4.3 million and $6.2 million for the three and nine month periods ended September 30, 2004, respectively. The non-cash interest expenses related to the December Notes, specifically the costs of the offering, the fair value of the warrants issued to the investors, the fair value of the warrants issued to the placement agent and the beneficial conversion feature.

     Management estimated that the warrants issued to the investors with the December Notes had an aggregate fair value of approximately $1.9 million, that the warrants issued to the placement agent had a fair value of $1.2 million and the beneficial conversion feature had a value of $2.4 million. All of these costs were recognized as interest expense during the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations and equipment purchases through our financing activities, producing $52.7 million in net cash from inception through September 30, 2004.

     From inception through September 30, 2004, we have used $39.0 million in cash in our operating activities. The principal factor in this use of cash has been our net loss, which aggregated $52.1 million from November 1, 2000, our inception date, through September 30, 2004. Our cumulative net loss, in turn, has resulted principally from the expenditures we have incurred in our research and development efforts. We have funded our operations and equipment purchases through our financing activities.

     From inception through September 30, 2004, we used $2.8 million of cash in investing activities, reflecting purchases of equipment, the largest component of which is our manufacturing line. We have nearly completed the payments, $1.6 million paid by September 30, 2004 of the total purchase price of $1.8 million, on our second automated manufacturing line. We can expect a significant increase in equipment purchases when and if it becomes necessary to add additional manufacturing capacity.

     Net cash provided by financing activities for the nine months ended September 30, 2004 was $19.7 million, compared with net cash provided by financing activities of $9.2 million for the comparable period in the prior year. This increase in net cash provided by financing activities was primarily due to the Private Placement consummated in September 2004 and the issuance of convertible notes during March, April and May, 2004. We realized net proceeds from the Private Placement of $12.6 million and net proceeds from the issuance of convertible notes of $7.2 million. Additionally, $0.5 million principal amount of convertible debt issued to related parties in the first quarter of 2004 converted into the Private Placement financing. Spencer Trask Ventures, Inc., a related party to STSG, acted as principal placement agent in both transactions and received a 10% placement fee and a 3% non-accountable expense allowance and warrants to purchase shares of Vyteris, Inc. common stock as compensation for acting as placement agent.

     We evaluate our liquidity in terms of quick capital. Quick capital is calculated by adding our cash and accounts receivable balances and subtracting our accounts payable and accrued liability balances, excluding interest and other amounts payable to related parties. We have used quick capital as our primary liquidity metric, rather than the more traditional working capital metric, because a substantial portion of our financing to date has been debt in the form of short-term, convertible debt. As of September 30, 2004, we had a cash balance of $10.9 million and quick capital of $8.5 million. As of December 31, 2003, we had a cash balance of $2.3 million and quick capital of $0.8 million.

     On September 30, 2004, our cash position was $10.9 million. We expect that our cash position of $10.9 million together with the funds to be made available to us under the working capital facility, will be sufficient to finance our operations at least through September 2005. We may need to raise additional funds, however, in order to fund operating contingencies, to develop new applications of our technologies, to respond to competitive pressures and/or to acquire or invest in complementary businesses, technologies or services. Additional funding may not be available on favorable terms or at all.

     We expect that the internal and external costs of complying with the Sarbanes-Oxley Act of 2002 will be substantial.

     We expect to devote substantial resources to scale-up the manufacturing process for our LidoSite product and to continue the development of our infertility and migraine products. Our funding requirements will depend on numerous factors, including the following:

          o the shipments of our initial product, LidoSite, which are expected to begin in the fourth quarter of 2004;

          o the time required for us to install our second manufacturing line and to have that line become operational;

          o our ability to enter into development partnerships with pharmaceutical companies;

          o the results of the development activities on our planned new products; and

          o the cost involved in preparing, filing, prosecuting, defending, maintaining and enforcing patent claims and other patent related costs.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

     Our contractual obligations and commitments include obligations associated with capital and operating leases and university research agreements as set forth in the table below:


                                                   PAYMENTS DUE BY PERIOD AS OF SEPTEMBER 30, 2004
                                            -------------------------------------------------------------
                                                         LESS THAN                             MORE THAN 5
                                              TOTAL       1 YEAR      1-3 YEARS    3-5 YEARS      YEARS
                                            ---------    ---------    ---------    ---------    ---------
     Operating lease obligations........    $  608,000   $ 304,000    $ 304,000    $      --    $      --
     Manufacturing equipment............       173,400     173,400           --           --           --
     Capital lease obligations..........        34,560         444       34,116           --           --
     Employee agreements................       554,000     444,000      110,000           --           --
     University research agreement......       138,645      49,500       89,145           --           --
                                            ----------   ---------    ---------    ---------    ---------
     Total..............................    $1,508,605   $ 971,344    $ 537,261    $      --    $      --
                                            ==========   =========    =========    =========    =========

     Effective as of September 28, 2004 upon cancellation of all outstanding shares of the Vyteris Series A Convertible Preferred Stock, the holders of the TMHI Series B Redeemable Convertible Preferred Stock ("Series B Preferred Stock") are entitled to receive, an annual cash dividend of 8% of the then applicable redemption price, as defined, out of funds legally available, payable quarterly. The dividends on the Series B Preferred Stock shall be cumulative, whether or not earned or declared and shall be paid quarterly in arrears.

     Commencing on of the first anniversary date of the first commercial sale of LidoSite, and continuing for one year thereafter, Vyteris will be required to redeem (on a quarterly basis) an amount of Series B Preferred Stock equal to 5% of the gross profits derived from the sale of LidoSite. During the following years, Vyteris will be required to redeem (on a quarterly basis) an amount of Series B Preferred Stock equal to 10% of the gross profits derived from the sale of LidoSite. The redemption price of the Series B Preferred Stock is $1.00 per share (adjusted for splits, etc.) plus any accrued but unpaid dividends.

FORWARD-LOOKING INFORMATION

     This Form 10-QSB contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). When used in this Form 10-QSB, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward looking statements contained in this Form 10-QSB. Important factors that could cause actual results to differ materially from our forward looking statements are set forth in this Form 10-QSB, including under the heading "Risk Factors." All forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-QSB. Except as required by federal securities laws, we are under no obligation to update any forward looking statement, whether as a result of new information, future events, or otherwise.

RISK FACTORS

     YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED IN THIS FORM 10-QSB WHEN EVALUATING THE COMPANY AND ITS BUSINESS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS COULD SUFFER. IN THAT CASE, THE PRICE OF OUR COMMON STOCK COULD DECLINE AND OUR STOCKHOLDERS MAY LOSE ALL OR PART OF THEIR INVESTMENT.


RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF OPERATING LOSSES AND IT IS UNCERTAIN WHETHER WE WILL BE PROFITABLE IN THE FUTURE.

     From November 2000 through September 30, 2004, we incurred net losses in excess of $52.1 million, as we have been engaged primarily in clinical testing and development activities, and have had no revenues from the sale of products. We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur significant losses for the foreseeable future.

WE WILL LIKELY BE REQUIRED TO RAISE ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS, OR AT ALL.

     The success of our business depends on our ability to develop products based on our drug delivery technologies, put those products through rigorous and time-consuming clinical testing, and obtain regulatory approval for and manufacture those products. The development of complex drug delivery products requires that we maintain a relatively large staff of skilled engineers and scientists. Further, our manufacturing equipment must be custom made for us. Substantial expenditures must be made on a particular product for several years before we can commence sales of that product, even if we have a marketing and development partner. We believe that we have sufficient capital to finance operations through September 30, 2005. At present, we have a working capital facility which allows us to borrow up to $5.0 million, assuming that certain borrowing base conditions are met. We expect that we will need to rely on the capital available to us under the working capital facility to finance our operations from time to time during the next twelve months. Pursuant to the current terms of the working capital facility, amounts drawn under the facility must be repaid on or before November 15, 2005. We do not anticipate having sufficient capital to meet such obligation and may be forced to seek additional financing to fund such repayment. Such additional financing may not be available to us on favorable terms, if at all. The working capital facility is secured by a first priority lien on all of the assets of Vyteris, Inc. If we are unable to raise sufficient capital to timely repay our obligations under the working capital facility, the lenders, each of whom are affiliated with our principal stockholder, will be entitled to enforce their lien and take title to substantially all of our assets, which may be critical to our continuing operations.

     The exact amount of future capital requirements will depend on numerous factors, some of which are not within our control, including the progress of our research and development efforts, the costs of testing and manufacturing products, and changes in governmental regulation. If we are unable to raise adequate additional capital on acceptable terms, we may be forced to restrict new product development. We expect to finance certain new products through technical and financial collaborations with pharmaceutical companies. We cannot assure potential investors that such collaborations will be put in place or successful.

THE MOST RECENT REPORT OF OUR INDEPENDENT AUDITORS ON OUR FINANCIAL STATEMENTS CONTAINS AN EXPLANATORY PARAGRAPH REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     The report of independent auditors accompanying the audit of the Vyteris, Inc. financial statements for the year ended December 31, 2003 contained an explanatory paragraph expressing uncertainty regarding our ability to continue as a going concern because of our operating losses and our need for additional capital. A similar qualification was given by the auditors for Treasure Mountain Holdings in connection with the Treasure Mountain Holdings financial statements for the year ended December 31, 2003. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern.

     While Vyteris, Inc. did raise additional capital during the first nine months of 2004, we anticipate that unless we raise additional capital prior to the release of our 2004 year-end financial statements, a similar explanatory paragraph will be contained in the report of the independent auditors accompanying the audit of our 2004 year-end financial statements. If a going concern explanatory paragraph is included in the report of our independent auditors, such inclusion could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any financing that we may obtain.

SINCE WE ARE A COMPANY WITH A LIMITED INDEPENDENT OPERATING HISTORY AS A DRUG DELIVERY BUSINESS, IT IS DIFFICULT TO PREDICT OUR FUTURE GROWTH AND OPERATING RESULTS.

     Our limited operating history as an independent drug delivery business makes predicting our future growth and operating results difficult. Vyteris, Inc. was incorporated in Delaware in 2000, although a substantial portion of Vyteris' business was developed by Becton Dickinson from prior to 1990 until 2000. Potential investors should consider the risks and uncertainties that a company with a limited independent existence will face in the rapidly evolving market for drug delivery technologies.

     In particular, potential investors should consider that we have not proven that we can:

     o    raise significant capital in the public or private markets;

     o obtain the regulatory approvals necessary to commence selling drug delivery systems that we may develop in the future,

     o manufacture products, including our LidoSite product, in a manner that enables us to be profitable or meets regulatory, strategic partner or customer requirements;

     o attract, retain and manage a large, diverse staff of engineers and scientists;

     o develop the relationships with strategic partners and key vendors that are necessary to our ability to exploit the processes and technologies that we develop;

     o develop new products and drug delivery processes and new applications for our drug delivery technology; or

     o    respond effectively to competitive pressures.

     If we cannot accomplish these goals, our business is not likely to succeed.

TO DATE, OUR DRUG DELIVERY BUSINESS HAS NOT GENERATED ANY REVENUE FROM SALES OF PRODUCTS.

     To date, we have not generated any revenue from sales of drug delivery products, including our LidoSite product. We may not be successful in obtaining regulatory approval for additional products or in engaging strategic partners to finance and manage the sales and marketing of such other products. As a result of those and other factors, we cannot assure potential investors that we will be able to generate revenue from sales of drug delivery systems.

EVEN THOUGH WE HAVE RECEIVED THE NECESSARY APPROVALS TO COMMENCE THE SALE OF OUR LIDOSITE PRODUCT IN THE UNITED STATES, WE WILL CONTINUE TO FACE SUBSTANTIAL REGULATORY HURDLES WITH RESPECT TO NEW PRODUCTS THAT WE MAY DEVELOP AND THE SALE OF LIDOSITE OUTSIDE OF THE UNITED STATES.

     Any drug delivery systems that we may develop in the future cannot be sold in the United States until the FDA approves such products for medical use. Similar foreign regulatory approvals will be needed in order to sell any drug delivery system, including our LidoSite product, outside of the U.S. We may not be able to obtain FDA or foreign regulatory approval for our products in a timely manner, or at all.

FOR THE FORESEEABLE FUTURE, WE WILL RELY ON A SINGLE PRODUCT, OUR LIDOSITE PRODUCT, TO GENERATE PRODUCT REVENUE.

     Although we have other products in various stages of early development, our primary focus at this time is the manufacture, sale and marketing in the United States of our LidoSite product in collaboration with B. Braun Medical, Inc., or
B. Braun. Currently, our LidoSite product is our only product that could provide revenue for us. Our ability to achieve profitability in the foreseeable future is principally dependent on the manufacture and sale of our LidoSite product. If our LidoSite product is not commercially successful, our business, financial condition, operating results and future prospects would likely suffer significantly.

FOR THE FORESEEABLE FUTURE, WE WILL RELY ON A SINGLE CUSTOMER, B. BRAUN, TO GENERATE PRODUCT REVENUE.

     We have granted B. Braun the right to be our exclusive, worldwide sales and marketing distributor for LidoSite. As a result, we are dependent on B. Braun and its ability to effectively market our only current product. If B. Braun is unable to sell our LidoSite product effectively, we will not have the ability to seek other customers for our LidoSite product at least until such time as satisfactory arrangements are made with B. Braun.

WE DEPEND ON SINGLE SUPPLIERS FOR CERTAIN KEY MATERIALS AND COMPONENTS USED IN OUR LIDOSITE PRODUCT.

     Certain raw materials and components used in the manufacture of our LidoSite product are available only from single suppliers. Some of those materials or components are custom-made for us and are the result of long periods of collaboration with our suppliers. The hydrogel that we use to hold lidocaine in the patch and the electrodes that we use to carry current through our lidocaine delivery system, for example, are both provided by single suppliers. Any curtailment of the availability of such raw materials or components could be accompanied by production or other delays and could result in a material loss of sales, with resulting adverse effects on our business and operating results. In addition, because raw material sources for pharmaceutical products must generally be approved by regulatory authorities, changes in raw material suppliers may eventually result in production delays, higher raw material costs and loss of sales, customers and market share.

     We believe that, if necessary, alternative sources of raw materials and components could be located, alternate raw materials and components can be substituted for each single-sourced raw material or component, or we could redesign products to avoid the need for single-sourced raw materials or components. However, the development or identification of alternative sources, or redesigning products, could be time-consuming and expensive. Although we have not experienced difficulty acquiring raw materials and components on commercially reasonable terms and in sufficient quantities to maintain required production levels for our clinical testing, we cannot assure potential investors that price increases or interruptions in the supply of these materials will not occur in the future or that we will not have to seek alternate suppliers or obtain substitute raw materials or components, which may require additional product validations and regulatory approvals. Further, our suppliers could experience price increases or interruptions in the supply of materials from their suppliers, or could fail to meet our or governmental manufacturing standards. Any significant price increase, interruption of supply, our inability to secure an alternate source or our inability to qualify a substitute material could have a material adverse effect on our ability to manufacture our LidoSite product or maintain regulatory approval.

AS AN ORGANIZATION, WE HAVE NO EXPERIENCE WITH MANUFACTURING DRUG DELIVERY SYSTEMS FOR COMMERCIAL SALE.

     Although some of our management personnel have manufacturing experience, as an organization we do not have any experience in manufacturing drug delivery systems for commercial sale. We must increase our production capabilities significantly beyond our present manufacturing capacity, which has been focused on producing small quantities of our LidoSite product for research and clinical testing, in order to be able to sell our LidoSite product in commercial quantities. The equipment and machinery that we use to manufacture the drug and patches for our LidoSite product are expensive and custom-built, and have never been used in the large-scale production of pre-filled drug delivery patches.

     We cannot assure investors that we can:

          o successfully increase our manufacturing capabilities and develop large-scale manufacturing processes on a profitable basis;

          o hire and retain skilled personnel to oversee our manufacturing operations;

          o    avoid design and manufacturing defects; or

          o develop and maintain our manufacturing facility in compliance with governmental regulations, including the FDA's good manufacturing practices.

     We may not be able to manufacture our LidoSite product, or any future products, in a manner that ensures that the systems provide reproducible dosages of stable formulations of drugs for sufficient periods after manufacture. If we cannot ensure that our products have sufficient post-production shelf-life, we may be unable to produce our products in sufficient quantities to develop an economical supply chain. Accordingly, we may not be able to successfully manage our inventory.

WE CANNOT ASSURE POTENTIAL INVESTORS THAT WE WILL BE ABLE TO CONTINUE MANUFACTURING PRODUCTS FROM OUR CURRENT FACILITY WITH OUR CURRENT EQUIPMENT EFFECTIVELY, OR IN A COST-EFFECTIVE MANNER.

     All of our manufacturing, research and development and administrative functions are operated out of a single facility that we sublease from Becton Dickinson. We have developed and installed our first generation manufacturing line, which will only provide sufficient capacity to meet the anticipated first year's demand for our LidoSite product. Additional capacity, and additional capital expense, including the purchase of additional equipment and upgrading the heating, ventilation and air conditioning, or HVAC, system and other aspects of our manufacturing facility, is needed before we will be able to manufacture our LidoSite product in commercial volumes in a cost effective manner. If we are unable to manufacture products in our current facility, it would be necessary to make additional capital expenditures to prepare a new facility for manufacturing, which could also result in a substantial delay in our ability to manufacture products. We are currently exploring the leasing of a second facility to be utilized as we expand our manufacturing capacity. At least until we operate out of more than one facility, we are subject to substantial business disruption risks in the event that events outside of our control - such as a fire, adverse weather conditions or acts of terrorism - preclude us from operating in our existing facility.

MARKET ACCEPTANCE OF OUR PRODUCTS, INCLUDING OUR LIDOSITE PRODUCT, IS VITAL TO OUR FUTURE SUCCESS.

     Our future success depends upon the acceptance of our LidoSite product and any of our potential future products by health care providers and patients. In addition, our future success may be dependent upon acceptance by third-party payors (including, without limitation, health insurance companies, Medicaid and Medicare) of products that we may develop in the future. Such market acceptance may depend on numerous factors, many of which may not be under our control, including:

     o    the safety and efficacy of our products;

     o    regulatory approval and product labeling;

     o the availability, safety, efficacy and ease of use of alternative technologies;

     o    the price of our products relative to alternative technologies; and

     o    for future products, the availability of third-party reimbursement.

     Our LidoSite product is based upon a method of transdermal drug delivery called iontophoresis that, to date, has not gained widespread market acceptance. We cannot assure potential investors that LidoSite or any future product will ever gain broad market acceptance.

     In addition, the adoption of new pharmaceutical products is greatly influenced by health care administrators, inclusion in hospital formularies, and reimbursement by third party payors. Because our existing and proposed drug delivery systems encompass both a device and a drug and may be used by many different departments within a hospital or health care facility, buying decisions in these settings require more departmental approvals than are required for either a stand-alone drug or a stand-alone device. As a result, it may be more difficult and more time consuming to achieve market penetration with our products. We cannot assure investors that health care administrators, hospitals or third party payors will accept our products on a large scale or on a timely basis, if at all, or that we will be able to obtain approvals for additional indications and labeling for our products which facilitate or expand their market acceptance or use. In addition, unanticipated side effects, patient discomfort, defects or unfavorable publicity concerning any of our products, or any other product incorporating technology similar to that used by our products, could have a material adverse effect on our ability to commercialize our products or achieve market acceptance.

IT WILL BE NECESSARY FOR US TO SECURE STRATEGIC PARTNERS FOR MARKETING, SALES AND DISTRIBUTION OF OUR PRODUCTS.

     We plan to seek to enter into arrangements with strategic partners with respect to the marketing, sales and distribution of our potential future products, similar to our agreement with B. Braun for our LidoSite product. With respect to such potential future products, we expect that strategic partners will finance some of our research and development costs and finance most of the costs of marketing, sales and distribution, while we remain responsible for manufacturing. Although we are exploring potential strategic arrangements with respect to marketing, sales and distribution of our future products, and with respect to the development of new applications for our drug delivery technology, we cannot assure investors that we will be able to negotiate such agreements on terms that are acceptable to us, or at all. Nor can we guarantee that any strategic partner, including B. Braun, will not also engage in independent development of competitive delivery technologies.

OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGY AND PRESERVE OUR TRADE SECRETS.

     Our ability to successfully commercialize our LidoSite product and any other products that we develop will depend, in large measure, on our ability to protect those products and our technology with United States and foreign patents. We will also need to continue to preserve our trade secrets. The issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. The patent positions of pharmaceutical, biotechnology and drug delivery companies, including our company, are uncertain and involve complex legal and factual issues.

     We cannot assure potential investors that our patents will prevent other companies from developing similar or therapeutically equivalent products, or that other companies will not be issued patents that may prevent the sale of our products or require us to pay significant licensing fees in order to market our products. Accordingly, if our patent applications are not approved or, even if approved, if such patents are circumvented or not upheld in a court of law, our ability to competitively exploit our patented products and technologies may be significantly reduced. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, we do not know whether any of our patent applications will be granted with broad coverage or whether the claims that eventually issue or that relate to our current patents will be circumvented. Since patent applications in the United States can be maintained in secrecy until patents issue, and since publication of discoveries in scientific or patent literature often lag behind actual discoveries, we cannot be certain that we were the first inventor of inventions covered by our issued patents or pending patent applications or that we were the first to file patent applications for such inventions. Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost to us, even if the eventual outcome is favorable. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require us to cease using the technology in dispute.

     Also, patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by competitors, in which case our ability to commercially exploit these products may be diminished.

     From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties in order to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially exploit such products may be inhibited or prevented. Additionally, we cannot assure investors that any of our products or technology will be patentable or that any future patents we obtain will give us an exclusive position in the subject matter claimed by those patents. Nor can we assure investors that our pending patent applications will result in issued patents, that patent protection will be secured for any particular technology, or that our issued patents will be valid, enforceable and provide us with meaningful protection.

     Although we have entered into invention assignment agreements with our employees and with the members of our scientific advisory board, if those employees or scientific advisory board members develop inventions or processes independently which may relate to products or technology under development by us, disputes may arise about the ownership of those inventions or processes. Protracted and costly litigation could be necessary to enforce and determine the scope of our rights.

     We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our strategic partners, customers, suppliers, employees and consultants. It is possible that these agreements will be breached or will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. It is also possible that our trade secrets will otherwise become known or independently developed by competitors.

     We may find it necessary to initiate litigation to enforce our patent rights, to protect our trade secrets or know-how or to determine the scope and validity of the proprietary rights of others. We plan to aggressively defend our proprietary technology and any issued patents. Litigation concerning patents, trademarks, copyrights and proprietary technologies can often be protracted and expensive and, as with litigation generally, the outcome is inherently uncertain.

OTHER COMPANIES MAY CLAIM THAT OUR TECHNOLOGY INFRINGES ON THEIR INTELLECTUAL PROPERTY OR PROPRIETARY RIGHTS.

     Because of the complex and difficult legal and factual questions that relate to patent positions in our industry, we cannot assure potential investors that our products or technology will not be found to infringe upon the intellectual property or proprietary rights of others. Third parties may claim that our products or technology infringe on their patents, copyrights, trademarks or other proprietary rights and demand that we cease development or marketing of those products or technology or pay license fees. We may not be able to avoid costly patent infringement litigation, which will divert the attention of management away from the development of new products and the operation of our business. We cannot assure investors that we would prevail in any such litigation. If we are found to have infringed on a third party's intellectual property rights, we may be liable for money damages, encounter significant delays in bringing products to market or be precluded from manufacturing particular products or using particular technology.

     Other parties, have challenged certain of our foreign patents. If such parties are successful in opposing our foreign patents, we will lose some or all of the protection afforded by those patents in particular jurisdictions and may face additional proceedings with respect to similar patents in other jurisdictions, as well as related patents. The loss of patent protection in one jurisdiction may influence our ability to maintain patent protection for the same technology in another jurisdiction.

     THE DEVELOPMENT AND MANUFACTURE OF DRUG DELIVERY SYSTEMS REQUIRES SIGNIFICANT CAPITAL INVESTMENT; WE MAY NOT ACCURATELY PREDICT DEMAND FOR OUR PRODUCTS WHEN DECIDING TO INVEST IN NEW PRODUCTS.

     Research and development, clinical testing and obtaining regulatory approvals for new drug delivery systems takes a significant amount of time and requires significant investment in skilled engineering and scientific personnel and in expensive equipment. Furthermore, manufacturing our lidocaine delivery system requires expensive, custom-built machinery. We have made these investments, and intend to continue to make such investments, for our LidoSite product based on internal projections of the potential market for that system and of our potential profit margins on sales of that system. If those projections are inaccurate, we may not be able to obtain an acceptable return on our investment in the development of our LidoSite product. If our projections of the prospects of new products are inaccurate, we may make investments in the development, testing and approval of those products that may result in unsatisfactory returns.

     WE MUST HIRE AND RETAIN SKILLED ENGINEERS AND SCIENTISTS IN A TIGHT LABOR MARKET.

     Skilled employees in our industry are in great demand. We are competing for employees against companies located near our headquarters that are more established than we are and have the ability to pay more cash compensation than we do. We require scientific and engineering personnel in many fields, some of which are addressed by relatively few companies. As a result, we may continue to experience difficulty in hiring and retaining highly skilled employees, particularly engineers and scientists. If we are unable to hire and retain skilled engineers and scientists, our business, financial condition, operating results and future prospects could be materially adversely affected.

     WE MUST RETAIN OUR KEY MANAGEMENT PERSONNEL IN ORDER TO BE SUCCESSFUL.

     Our future success depends, to a significant degree, on the skills, experience and efforts of our key management personnel, principally Vincent De Caprio, Ph.D., our president and chief executive officer, Michael McGuinness, our chief financial officer, and James Garrison, our vice president of business development. If any of those individuals were unable or unwilling to continue in their present positions, our business, financial condition, operating results and future prospects could be materially adversely affected. Mr. McGuinness is not bound by an employment agreement with the Company. We do not maintain key person life insurance on any of our management personnel.

     WE MAY NOT BE ABLE TO DEVELOP PRODUCTS OR TECHNOLOGIES THAT WILL BE MARKETABLE.

     We may not be able to develop drug delivery products or technologies that will be marketable. Even if we are able to develop marketable drug delivery products or technologies, we may not be able to develop them or obtain patent protection, successful clinical trial results or regulatory approval for them. Our research and development efforts may be hampered by a variety of factors, many of which are outside of our control.

     WE FACE SUBSTANTIAL COMPETITION FOR OUR LIDOSITE PRODUCT AND ANY FUTURE PRODUCTS THAT WE MAY DEVELOP, AS WELL AS FOR STRATEGIC PARTNERSHIP TRANSACTIONS.

     There is substantial competition to develop alternative drug delivery solutions from both drug delivery technology and pharmaceutical companies, most of which are much larger and have far greater resources than we do. Further, the drug delivery, pharmaceutical and biotechnology industries are highly competitive and rapidly evolving. We expect that significant developments in those industries will continue at a rapid pace. Our success will depend on our ability to establish and maintain a strong competitive position for our LidoSite product while developing new products that are effective and safe. We cannot assure potential investors that any of our products will have advantages over alternative products and technologies that may be developed later and that may be significant enough to cause health care providers to prefer those products or technologies over ours.

     In the active transdermal, or iontophoretic, drug delivery segment, we are aware of several companies that are developing or marketing products based on this process, including Alza, Iomed Inc., Smith and Nephew, Empi and LifeTech, Inc. We also face competition from companies that are currently testing or already marketing delivery systems or products for lidocaine or similar topical anesthetics, including AstraZeneca's EMLA(R) product, Iomed's Numby Stuff(R) product, Smith & Nephew's amethocaine patch and other creams and ointments. We face indirect competition from companies that are actively involved in the development and commercialization of modified drug delivery technologies, including oral, pulmonary, bucal, nasal and needle-less injections, as well as companies working on passive transdermal systems.

     We also expect to compete with other drug delivery companies and technologies in the establishment of strategic partnering arrangements with large pharmaceutical companies to assist in the development or marketing of products. Current and future competitors for such strategic partnering arrangements include companies such as Alza, Alkermes, Aradigm, Emisphere Technologies, Genetronics, Nektar, Nastech, AlgoRx, SkyePharma, Watson Pharmaceuticals, Inc., Noven Pharmaceuticals, Inc. and others. Competition is expected to intensify as more companies enter the field. Potential future competitors for strategic partner arrangements may include companies such as Altea, EpiCept and ZARS.

     Many competitors, including public and private businesses, academic institutions, governmental agencies and public and private research organizations, are involved in the development of drug delivery systems, including the development of transdermal and iontophoretic processes. Many of those competitors have substantially greater financial, technical, research and other resources, are more experienced in research and development, manufacturing, pre-clinical and clinical testing, and obtaining regulatory approvals, and are larger, more established and have more collaborative partners than we do. In addition, those other entities may offer broader product lines and have greater name recognition than we do. Those other entities may succeed in developing competing technologies and obtaining regulatory approvals and market share more rapidly than we can. Some of those companies have competing products that have already been approved by the FDA and foreign authorities, or are further along in development than is our LidoSite product. We cannot assure potential investors that those competitors will not succeed in developing or marketing products that are more effective or more commercially acceptable than our lidocaine delivery system or any future product. We cannot assure potential investors that we will have the financial resources, technical or management expertise or manufacturing and sales capability to compete in the future.

     Becton Dickinson has substantial insight into the potential applications of our drug delivery technologies, and our business model, as we were operated as a division of Becton Dickinson for over ten years. Further, Becton Dickinson had a designee on our Board of Directors until May 2001. Becton Dickinson is in the business of developing alternative drug delivery technologies and we may compete in the future with alternative technologies developed or acquired by Becton Dickinson.

     Increased competition may result in price cuts, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

     WE MAY NOT BE ABLE TO LICENSE COMPLEMENTARY DRUG DELIVERY TECHNOLOGIES OR DRUG REFORMULATIONS TO EXPAND OUR PRODUCT OFFERINGS.

     In order to enhance our platform technology, strengthen our intellectual property portfolio and expand our overall market opportunity beyond that for our LidoSite product, we may seek to acquire or license rights to additional drug delivery technologies or reformulations of FDA-approved drugs that compliment our core drug delivery platform. We may not be able to acquire or license such other technologies or drug reformulations on terms that are acceptable to us, if at all. Further, efforts to identify such technologies and attempts to negotiate the terms of such acquisitions or licenses may divert the attention of our management away from the internal development of new applications for our existing technology and from the operation of our business.

     IF ANY OF OUR PRODUCTS INJURES A USER, WE COULD BE SUBJECT TO PRODUCT LIABILITY EXPOSURE IN EXCESS OF AMOUNTS FOR WHICH WE ARE INSURED.

     Clinical trials and subsequent sales of our LidoSite product or any other drug delivery system we may develop or manufacture in the future may result in injuries to persons using those products as a result of mislabeling, misuse or product failure. While we carry product liability insurance with respect to the now-completed clinical trials and for the commercial sale of our LidoSite product, there can be no assurance that our coverage will be adequate to protect us against future liability claims. Although we have liability insurance with respect to the commercial sale of our LidoSite product, we cannot assure potential investors that that we can afford to maintain that insurance. Product liability insurance is expensive and there can be no assurance that this insurance will be available to us in the future for the commercial sale of our lidocaine delivery system or for any new products, on terms satisfactory to us, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage could have a material adverse effect on our business, financial condition, results of operations and future prospects.

     TREASURE MOUNTAIN HOLDINGS DOES NOT INTEND TO PAY DIVIDENDS.

     Treasure Mountain Holdings does not expect to pay cash dividends in the foreseeable future on our common stock.

     IF TREASURE MOUNTAIN HOLDINGS IS UNABLE TO REGISTER CERTAIN SECURITIES IN A TIMELY MANNER, TREASURE MOUNTAIN HOLDINGS WILL BE REQUIRED TO MAKE LIQUIDATED DAMAGES PAYMENTS TO CERTAIN OF THE SELLING STOCKHOLDERS, WHICH COULD MATERIALLY AFFECT OUR FINANCIAL CONDITION.

     Treasure Mountain Holdings has entered into a registration rights agreement which requires it to file a registration statement with the SEC. In the event that the registration statement is not declared effective by the SEC by February 25, 2005, Treasure Mountain Holdings must pay to certain stockholders an amount, for each month, or portion of a month, in which such delay shall occur, equal to
(a) for the first month, 1% of the purchase price paid by such selling stockholder for the shares owned by such selling stockholder which are covered by this prospectus and (b) for each month thereafter, 2% of such purchase price, until Treasure Mountain Holdings has cured the delay, with an overall cap on such liquidated damages of 10% of the aggregate purchase price paid by such selling stockholders for such shares. There are many reasons, including those over which Treasure Mountain Holdings has no control, which could keep the registration statement from being declared effective within 150 days after the closing, resulting from the SEC review process and comments raised by the SEC during that process. If Treasure Mountain Holdings is required to pay such liquidated damages (which could amount to up to $2.4 million), Treasure Mountain Holdings' financial condition may be materially harmed.

     TREASURE MOUNTAIN HOLDINGS' COMPLIANCE WITH THE SARBANES-OXLEY ACT AND SEC RULES CONCERNING INTERNAL CONTROLS MAY BE TIME CONSUMING, DIFFICULT AND COSTLY.

     Although individual members of our management have experience as officers of publicly-traded companies, that experience came prior to the adoption of the Sarbanes-Oxley Act of 2002. Vyteris, Inc. had never operated as a publicly-traded company. It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.

     TREASURE MOUNTAIN HOLDINGS' PRINCIPAL STOCKHOLDER CONTROLS US AND HAS THE POWER TO MAKE IMPORTANT DECISIONS ON OUR BEHALF.

     Kevin Kimberlin, though his ownership of Spencer Trask Specialty Group, or STSG and related parties is, and has been since our inception, our controlling stockholder. Mr. Kimberlin and related parties beneficially own more than a majority of the outstanding voting stock of Treasure Mountain Holdings. Accordingly, Mr. Kimberlin controls Treasure Mountain Holdings and has the power to elect Treasure Mountain Holdings' directors and to generally approve all actions requiring the approval of the holders of Treasure Mountain Holdings' voting stock, including adopting amendments to Treasure Mountain Holdings' certificate of incorporation and bylaws and approving mergers, certain acquisitions or sales of all or substantially all of Treasure Mountain Holdings' assets, which could delay or prevent someone from acquiring or merging with us.

     THERE HAS BEEN NO ACTIVE PUBLIC MARKET FOR TREASURE MOUNTAIN HOLDINGS COMMON STOCK, AND STOCKHOLDERS MAY NOT BE ABLE TO RESELL THEIR SHARES AT OR ABOVE THE PURCHASE PRICE PAID BY SUCH STOCKHOLDER, OR AT ALL.

     There is no current active public market for Treasure Mountain Holdings common stock. An active public market for Treasure Mountain Holdings common stock may not develop or be sustained in the future. The market price of Treasure Mountain Holdings common stock may fluctuate significantly in response to factors, some of which are beyond our control, such as: the announcement of new products or product enhancements by us or our competitors; developments concerning intellectual property rights and regulatory approvals; quarterly variations in our competitors' results of operations; changes in earnings estimates or recommendations by securities analysts; developments in our industry; and general market conditions and other factors, including factors unrelated to our own operating performance. The stock market in general has recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of Treasure Mountain Holdings common stock, which could cause a decline in the value of Treasure Mountain Holdings common stock. Prospective investors should also be aware that price volatility might be worse if the trading volume of Treasure Mountain Holdings common stock is low.

     WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

     Security analysts of major brokerage firms may not provide coverage of Treasure Mountain Holdings since there is no incentive to brokerage firms to recommend the purchase of Treasure Mountain Holdings common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of Treasure Mountain Holdings in the future.

     WE CANNOT ASSURE YOU THAT WE WILL LIST TREASURE MOUNTAIN HOLDINGS COMMON STOCK ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE.

     Although Treasure Mountain Holdings may apply to list its common stock on Nasdaq or the American Stock Exchange in the future, we cannot assure you that Treasure Mountain Holdings will be able to meet the initial listing standards, including the minimum per share price and minimum capitalization requirements, of either of those or any other stock exchange, or that Treasure Mountain Holdings will be able to maintain a listing of its common stock on either of those or any other stock exchange. If Treasure Mountain Holdings is unable to list its common stock on Nasdaq, the American Stock Exchange or another stock exchange, or to maintain its listing, we expect that Treasure Mountain Holdings common stock will trade on the OTC Bulletin Board maintained by Nasdaq, another over-the-counter quotation system, or on the "pink sheets," where an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, Treasure Mountain Holdings is subject to an SEC rule that, if Treasure Mountain Holdings fails to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling Treasure Mountain Holdings common stock, which may further affect the liquidity of Treasure Mountain Holdings common stock. It would also make it more difficult for Treasure Mountain Holdings to raise additional capital.

     TREASURE MOUNTAIN HOLDINGS COMMON STOCK MAY BE CONSIDERED A "PENNY STOCK" AND MAY BE DIFFICULT TO SELL.

     The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of Treasure Mountain Holdings common stock is less than $5.00 per share and therefore may be designated as a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell Treasure Mountain Holdings common stock and may affect the ability of investors to sell their shares.

     WHEN AND IF THE SHARES COVERED BY THE TREASURE MOUNTAIN HOLDINGS REGISTRATION RIGHTS AGREEMENT MAY BE RESOLD, A SIGNIFICANT NUMBER OF SHARES WILL BE ELIGIBLE FOR SALE, AND SUCH SALES COULD DEPRESS THE MARKET PRICE OF OUR STOCK.

     Sales of a significant number of shares of Treasure Mountain Holdings common stock in the public market could harm the market price of Treasure Mountain Holdings common stock. As additional shares of Treasure Mountain Holdings common stock become available for resale pursuant to the Treasure Mountain Holdings registration rights agreement, the supply of Treasure Mountain Holdings registration rights agreement common stock will increase, which could decrease its market price.


ITEM 3. CONTROLS AND PROCEDURES

     We carried out an evaluation required by the Securities Exchange Act of 1934, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports.

     During the most recent fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In January 1999, Alza Corporation filed an opposition in the European Patent Office, or EPO, against European Patent No. 0 547 482, entitled "Iontophoresis System Having Features for Reducing Skin Irritation". We refer to this patent as the 482 patent. Becton Dickinson owned the `482 patent at the time Alza filed the opposition and filed an answer challenging the opposition. Becton Dickinson subsequently assigned the patent to Vyteris, Inc. The EPO issued a preliminary opinion on November 11, 2000 upholding the `482 patent. During an oral hearing in the opposition on March 5, 2001, however, the EPO ruled that the `482 patent's claims lacked an inventive step, and it therefore revoked the patent. Vyteris appealed the EPO's decision. Vyteris requested oral arguments and submitted written arguments to the EPO on March 26, 2004 to the EPO for its consideration of amended claims believed patentable over the prior art of record.

     In August 2000, Alza filed an opposition in the EPO against European Patent No. 0 783 346, entitled "Improved Iontophoretic Drug Delivery Device". We refer to this patent as the "'346 patent". Becton Dickinson then owned the '346 patent, and subsequently assigned the patent to Vyteris, Inc. In the opposition, Alza alleged that the patent should be revoked because, among other things, each of the claims lacks novelty or an inventive step over the prior art. Vyteris responded to the opposition by amending the specification of the patent, canceling two of the patent's claims, and submitting arguments that the remaining claims are patentable over the prior art. Subsequently the opposition was heard at the EPO on October 8, 2002 and the EPO panel ruled in favor of Vyteris. Alza has appealed the EPO panel's decision and final oral arguments will be required prior to a decision on the appeal.

     In September of 2004, Alza filed an opposition in the EPO against European Patent No. 0 971 769, entitled, Circuit and Method for Automatically Turning Off an Iontophoretic System, which we refer to as the "769 patent". In the opposition, Alza has alleged that the `769 Patent should be revoked because each of the claims lacks novelty or an inventive step over the prior art. A deadline for a response has currently not been set.

     From time to time, we are involved in other lawsuits, claims, investigations and proceedings, including patent defense litigation, that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

ITEM 6. EXHIBITS

   ITEM 6(A)                           EXHIBITS

   31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

   31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

   32.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

   32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350



                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 17, 2004            Treasure Mountain Holdings, Inc.

                                   /s/ Michael McGuinness
                                   ---------------------------------------------
                                   Michael McGuinness
                                   Vice President and Chief Financial Officer,
                                   Assistant Secretary and Treasurer

                                  EXHIBIT INDEX


EXHIBITS NO.                             DESCRIPTION

   31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

   31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

   32.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

   32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350