Form 10QSB/A
period 2004-09-30
TREASURE MOUNTAIN HOLDINGS INC
filed 2005-01-19
CIK 1139950

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

_______________________________________

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
(Issuer’s telephone number)

1390 South 1100 East #204, Salt Lake City, Utah 84105 (801) 322-0253
(Former address and telephone number if changed from last report)

Indicate by check mark (“X”) whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒     NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

CLASS	OUTSTANDING AT NOVEMBER 11, 2004
Common stock, par value $.001 share	48,475,000

Transitional Small Business Disclosure Format (Check one):   __Yes    X  No

Explanatory Note: This Quarterly Report on Form 10-QSB/A has been filed to conform the registrant’s 10-QSB filing with modifications that the registrant has made in its filing on Registration Statement Form SB-2.

TREASURE MOUNTAIN HOLDINGS, INC.
FORM 10-QSB/A

INDEX

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2004 and 2003 and for the period from November 10, 2000 (inception) to September 30, 2004	4

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period from November 10, 2000 (inception) to September 30, 2004	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2004 and 2003 and for the period from November 10, 2000 (inception) to September 30, 2004	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Controls and Procedures	42

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 6.	Exhibits	44

Signature		44

Vyteris, Inc.® is our trademark. LidoSite® is a registered trademark which we use under license from B. Braun Medical, Inc., or B. Braun, the trademark’s owner. All other trademarks, servicemarks or tradenames referred to in this Quarterly Report on Form 10-QSB/A are the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TREASURE MOUNTAIN HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$10,932,724	$2,286,167
Prepaid expenses and other current assets	619,941	93,238
Total current assets	11,552,665	2,379,405

Deferred financing costs	1,275,000	—
Property and equipment, net	2,992,161	2,934,902
TOTAL ASSETS	$15,819,826	$5,314,307

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,268,308	$887,858
Accrued expenses and other liabilities	1,272,935	1,021,720
Interest payable to related parties	50,081	2,056,495
Convertible, secured promissory notes payable to related parties	—	20,350,000
Secured promissory notes payable to related parties	—	2,900,000
Convertible promissory note payable to a related party	250,000	500,000
Total current liabilities	2,841,324	27,716,073

Capital lease obligation, less current portion	15,270	29,546

Preferred stock, 0 and 50,000,000 shares authorized, par value $0.0001 per share; on September 30, 2004 and December 31, 2003, respectively:
Vyteris Series A convertible, redeemable preferred stock; 0 and 333,333 shares issued and outstanding on September 30, 2004 and December 31, 2003, respectively; liquidation preference $0 and $9,999,990 at September 30, 2004 and December 31, 2003, respectively	—	333,333
Vyteris Series B convertible, redeemable preferred stock; 0 and 3,000,000 shares issued and outstanding on September 30, 2004 and December 31, 2003, respectively; liquidation preference $0 and $9,000,000 at September 30, 2004 and December 31, 2003, respectively	—	2,917,640
Treasure Mountain Series B convertible, redeemable preferred stock; 0 shares issued and outstanding on September 30, 2004 and December 31, 2003; 7,500,000 and 0 preferred rights certificates outstanding on September 30, 2004 and December 31, 2003, respectively; liquidation preference $7,500,000 and $0 at September 30, 2004 and December 31, 2003, respectively	7,500,000	—
Stockholders’ equity (deficit):
Common stock, Treasure Mountain par value $.001 per share; 50,000,000 shares authorized, 48,475,000 shares and 144,188,580 rights certificates issued and outstanding at September 30, 2004; Vyteris, par value $0.0001 per share; 75,000,000 shares authorized, 1,812,479 shares issued and outstanding at December 31, 2003	48,475	181
Additional paid-in capital	57,677,485	7,836,638
Deferred compensation	(172,248)	(43,347)
Deficit accumulated in development stage	(52,090,480)	(33,475,757)
Total stockholders’ equity (deficit)	5,463,232	(25,682,285)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$15,819,826	$5,314,307

The accompaning notes are an integral part of these condensed consolidated financial statements.

TREASURE MOUNTAIN HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,		Period from November 10, 2000 (inception) to September 30,
	2004	2003	2004	2003	2004
Revenues:
Contract research revenue	$32,500	$55,000	$92,500	$200,000	$720,500

Operating expenses:
Research and development	3,310,850	2,286,664	8,544,546	6,472,042	31,862,305
General and administrative	1,492,087	601,679	2,979,622	1,780,487	11,690,575
Total operating expenses	4,802,937	2,888,343	11,524,168	8,252,529	43,552,880

Interest income	(1,992)	(1,153)	(7,755)	(4,480)	(326,133)
Interest expense to related parties	111,106	477,044	787,299	1,248,969	3,410,014
Interest expense	4,431,554	949	6,403,511	3,710	6,412,803
Loss before benefit from state income taxes	(9,311,105)	(3,310,183)	(18,614,723)	(9,300,728)	(52,329,064)

Benefit from state income taxes	—	—	—	—	(238,584)
Net loss	$(9,311,105)	$(3,310,183)	$(18,614,723)	$(9,300,728)	$(52,090,480)

Net loss per common share:
Basic and diluted	$(0.37)	$(1.83)	$(1.06)	$(5.13)
Basic and diluted, pro forma (1)	$(0.09)	$(1.83)	$(0.25)	$(5.13)

Weighted average number of common shares:
Basic and diluted	25,431,716	1,812,479	17,490,594	1,812,479
Basic and diluted, pro forma (1)	106,076,584	1,812,479	73,036,919	1,812,479

(1) To give effect to the conversion of rights certificates into common shares (see Note 1).

The accompaning notes are an integral part of these condensed consolidated financial statements.

TREASURE MOUNTAIN HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
					Deficit
			Additional		Accumulated	Total
	Common Stock		Paid-in	Deferred	in Development	Stockholders’
	Shares	Amount	Capital	Compensation	Stage	Equity (Deficit)
Balance at November 10, 2000 (inception)	-	$-	$-	$-	$-	$-
Issuance of common stock	1,666,667	167	6,501,860	-	-	6,502,027
Net loss	-	-	-	-	(716,621)	(716,621)
Balance at December 31, 2000	1,666,667	167	6,501,860	-	(716,621)	5,785,406
Compensation associated with stock option grants	-	-	260,810	(260,810)	-	-
Amortization of deferred compensation	-	-	-	48,177	-	48,177
Exercise of stock options	20,625	2	12,372	-	-	12,374
Issuance of warrants	-	-	64,000	-	-	64,000
Consultant compensation associated with stock options	-	-	8,799	-	-	8,799
Net loss	-	-	-	-	(9,458,865)	(9,458,865)
Balance at December 31, 2001	1,687,292	169	6,847,841	(212,633)	(10,175,486)	(3,540,109)
Issuance of common stock	125,000	12	499,988	-	-	500,000
Forfeited stock options	-	-	(25,161)	25,161	-	-
Amortization of deferred compensation	-	-	-	80,669	-	80,669
Exercise of stock options	187	-	112	-	-	112
Issuance of warrants	-	-	502,220	-	-	502,220
Net loss	-	-	-	-	(10,767,694)	(10,767,694)
Balance at December 31, 2002	1,812,479	181	7,825,000	(106,803)	(20,943,180)	(13,224,802)
Adjustment for cancelled-unamortized, stock option	-	-	(272)	272	-	-
Compensation associated with stock option grants	-	-	9,480	(9,480)	-	-
Amortization of deferred compensation	-	-	-	72,664	-	72,664
Consultant compensation associated with stock options	-	-	2,430	-	-	2,430
Net loss	-	-	-	-	(12,532,577)	(12,532,577)
Balance at December 31, 2003	1,812,479	181	7,836,638	(43,347)	(33,475,757)	(25,682,285)
Adjustment for cancelled-unamortized, stock option grants	-	-	(6,340)	6,340	-	-
Compensation associated with stock option grants	-	-	333,122	(333,122)	-	-
Amortization of deferred compensation	-	-	-	197,881	-	197,881
Exercise of stock options	49,658	5	32,221	-	-	32,226
Issuance of common stock on conversion of debt and preferred stock	23,000,000	2,300	21,280,698	-	-	21,282,998
Issuance of warrants to convertible note holders	-	-	1,856,104	-	-	1,856,104
Beneficial conversion of convertible debt	-	-	2,401,057	-	-	2,401,057
Issuance of warrants associated with private placement	-	-	1,182,264	-	-	1,182,264
Issuance of common stock in exchange of debt	166,666	17	249,983	-	-	250,000
Issuance of common stock on conversion of preferred stock	666,667	67	333,266	-	-	333,333
Issuance common stock for capital raised, net	10,040,076	1,004	12,561,601	-	-	12,562,605
Issuance of common stock on conversion of debt and preferred stock	8,497,500	850	8,496,650	-	-	8,497,500
Reverse deferred financing costs upon conversion of debt	-	-	(462,863)	-	-	(462,863)
Issuance of common stock for working capital credit line	1,000,000	100	1,274,900	-	-	1,275,000
Adjustment to common stock related to merger	(170,163)	40,539	(40,539)	-	-	-
Treasure Mountain balance at January 1, 2004	3,382,117	3,382	684,370	-	(695,391)	(7,639)
Issuance of warrants associated with merger	-	-	347,255	-	-	347,255
Capital contribution by Treasure Mountain officers	-	-	9,519	-	-	9,519
Issuance of common stock in exchange of services	30,000	30	2,970	-	-	3,000
Elimination of Treasure Mountain accumulated deficit	-	-	(695,391)	-	695,391	-
Net loss	-	-	-	-	(18,614,723)	(18,614,723)
Balance at September 30, 2004 (unaudited)	48,475,000	$48,475	$57,677,485	$(172,248)	$(52,090,480)	$5,463,232

The accompaning notes are an integral part of these condensed consolidated financial statements.

TREASURE MOUNTAIN HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,		Period from November 10, 2000 (inception) to September 30,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,614,723)	$(9,300,728)	$(52,090,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	293,818	210,654	933,318
Amortization of notes payable discount	1,856,104	202,194	2,422,324
Amortization of deferred compensation	197,881	57,138	399,391
Amortization of financing costs	1,984,167	—	1,984,167
Amortization of beneficial conversion feature of warrants	2,401,057	—	2,401,057
Noncash compensation	—	—	11,229
Compensation for services paid with warrants and common stock	350,255	—	350,255
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(460,884)	271,639	(554,122)
Deferred offering costs	—	(44,827)	—
Accounts payable	377,854	(521,820)	1,265,712
Accrued expenses and other liabilities	254,536	12,608	1,182,057
Interest payable to related parties	608,956	1,047,678	2,665,450
Due to Spencer Trask	—	—	71,577
Net cash used in operating activities	(10,750,979)	(8,065,464)	(38,958,065)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase equipment	(351,078)	(867,816)	(2,844,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	—	6,335,360
Net proceeds from private placement of common stock and warrants	12,562,605	—	12,562,605
Deferred offering costs	(65,673)	—	(65,673)
Net proceeds from issuance of convertible redeemable preferred stock	—	—	2,917,640
Proceeds from exercise of options	32,226	—	44,712
Proceeds from issuance of convertible promissory notes to related parties	—	9,170,000	20,350,000
Proceeds from issuance of secured promissory notes to related parties, net	—	—	2,900,000
Proceeds from issuance of promissory note to related party	—	—	500,000
Proceeds from issuance of secured promissory notes to related parties, net	7,232,730	—	7,232,730
Notes payable to related parties and capital contribution from officers	4,332	—	4,332
Repayment of capital lease obligations	(17,606)	(13,810)	(46,872)
Net cash provided by financing activities	19,748,614	9,156,190	52,734,834

Net increase in cash and cash equivalents	8,646,557	222,910	10,932,724
Cash and cash equivalents at beginning of the period	2,286,167	765,123	—
Cash and cash equivalents at end of the period	$10,932,724	$988,033	$10,932,724

The accompaning notes are an integral part of these condensed consolidated financial statements.

TREASURE MOUNTAIN HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine months ended September 30,		Period from November 10, 2000 (inception) to September 30,
	2004	2003	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Issuance of capital stock in exchange for equipment	$—	$—	$1,000,000
Equipment acquired under capital lease	—	25,216	81,434
Cancellation of warrants	—	—	(566,220)
Issuance of warrants in connection with issuance of convertible secured promissory notes payable	1,856,104	—	1,856,104
Issuance of warrants to placement agents	1,182,264	—	1,182,264
Beneficial conversion of convertible notes	2,401,057	—	2,401,057
Conversion of convertible secured promissory notes payable to related parties into convertible secured promissory notes payable	500,000	—	500,000
Conversion of convertible secured promissory notes payable into common stock	8,497,500	—	8,497,500
Conversion of convertible secured promissory notes payable to related parties into common stock	250,000	—	250,000
Conversion of convertible redeemable preferred stock into common stock	333,333	—	333,333
Issuance of common stock in exchange for working capital facility	1,275,000	—	1,275,000
Issuance of common stock in exchange for services	3,000	—	3,000
Interest paid	337,088	3,354	344,289
Recapitalization transaction:
Exchanged:
Interest payable to related parties	$(2,615,368)	$—	$(2,615,368)
Convertible secured promissory notes payable t related parties	(20,350,000)	—	(20,350,000)
Warrants which were issued with convertible, secured promissory notes payable to related parties	(566,220)	—	(566,220)
Secured promissory notes payable to related parties	(2,900,000)	—	(2,900,000)
Convertible redeemable preferred stock	(2,917,640)	—	(2,917,640)
For:		—
Due to Spencer Trask Specialty Group, LLC	10	—	10
Proceeds from issuance of convertible redeemable preferred stock	7,500,000	—	7,500,000
Common stock	2,300	—	2,300
Paid in capital	21,846,918	—	21,846,918
	$—	$—	$—

The accompaning notes are an integral part of these condensed consolidated financial statements.

TREASURE MOUNTAIN HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Basis of Presentation

Merger

On September 29, 2004 Vyteris, Inc. (the “Company” or “Vyteris”) merged with a subsidiary of Treasure Mountain Holdings, Inc. (“TMHI”) (the “Merger”). After the Merger, Vyteris stockholders owned 98.2% of the outstanding common stock and rights to receive common stock of TMHI. The directors of TMHI resigned immediately prior to the Merger and the directors of Vyteris immediately prior to the Merger became the sole directors of TMHI, and the officers of TMHI resigned immediately prior to the Merger and the executive officers of Vyteris immediately prior to the Merger became the sole officers of TMHI. As a result of the Merger, although TMHI is the parent company, the financial information included in the 10-QSB/A relate to Vyteris as it is the accounting acquiror.

The accompanying condensed consolidated balance sheet as of September 30, 2004 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2004, consolidate the historical financial statements of TMHI with Vyteris after giving effect to the Merger where Vyteris is the accounting acquiror by recording the transaction as the issuance of Vyteris stock for the net monetary assets of TMHI, accompanied by a recapitalization with no goodwill or other intangibles recorded. TMHI had been engaged in the activity of the development and operations of mining properties and in 1957 the operations were abandoned and TMHI became inactive. TMHI has been in the developmental stage since that date. The effects of the Merger on Vyteris’ condensed consolidated financial statements were not material.

The condensed balance sheet at December 31, 2003 has been derived from the audited financial statements of Vyteris, Inc. at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, included in Vyteris, Inc.’s audited financial statements for the year ended December 31, 2003, as set forth in Treasure Mountain Holdings’ Current Report on Form 8-K/A as filed with the SEC on November 5, 2004.

TMHI did not have sufficient authorized shares of common and preferred stock to consummate the Merger. In lieu of issuing shares to the former stockholders of Vyteris, TMHI issued a combination of shares and rights certificates entitling the holders to receive additional shares (“Rights Certificates”). Prior to the Merger there were 45,233,046 shares of Vyteris common stock outstanding. The terms of the Merger called for each share of Vyteris common stock to be exchanged for 4.19 shares of TMHI common stock; as a result the holders of Vyteris common stock were entitled to receive 189,526,463 shares of TMHI common stock. TMHI had 45,337,883 shares of common stock available to be issued to Vyteris common stockholders in the Merger. All of these available shares were issued to Vyteris common stockholders as well as Rights Certificates for an additional 144,188,580 shares of common stock. Prior to the Merger there were 7,500,000 shares of Vyteris preferred stock outstanding. The terms of the Merger called for each share of Vyteris preferred stock to be exchanged for one share of TMHI preferred stock. TMHI had no shares of preferred stock authorized; therefore, the Vyteris preferred stockholders received Rights Certificates for 7,500,000 shares of TMHI preferred stock. Except as otherwise stated, all references to common stock in the condensed consolidated statements and accompanying notes are stated in TMHI shares as if TMHI had sufficient authorized shares to consummate the Merger. TMHI is taking the necessary steps to increase the number of authorized shares so that the holders of Rights Certificates can exchange their Rights Certificates for shares of common and preferred stock.

TREASURE MOUNTAIN HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

Immediately prior to the consummation of the Merger, Vyteris consummated a $15.1 million private placement transaction (the “Private Placement”) of 2,510,019 units (the “Units”). Each Unit consisted of four shares of common stock (correlating with 16.76 shares of TMHI common stock) and a warrant to purchase one share of common stock (correlating with 4.19 shares of TMHI common stock (the “Recent Warrants”)). The Private Placement included the conversion of $1.6 million of loans made to Vyteris during the month of September 2004 by Spencer Trask Specialty Group, LLC (“Spencer Trask”) and certain of its related parties (the “September Notes”). Net proceeds to Vyteris from the Private Placement were approximately $12.6 million. The Recent Warrants have an initial exercise price equal to $1.875 per share (or, after giving effect to the Merger, $0.447 per share). The Recent Warrants are exercisable immediately upon issuance and have a term of five years. In addition, as part of the Private Placement, Vyteris agreed to sell to each of the placement agents or their respective designees, for nominal consideration, warrants to purchase the number of shares of common stock equal to 20% of (i) the aggregate number of shares of common stock included in the units placed by such placement agent, plus (ii) the aggregate number of shares of common stock underlying the Recent Warrants included in the units placed by such placement agent, at an exercise price of $1.50 per share (or, after giving effect to the Merger, $0.358 per share). The placement agents' warrants are exercisable for a period of five years from issuance.

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

Effective November 10, 2000, Vyteris, Becton Dickinson and Co. (“BD”) and Spencer Trask entered into a stockholders’ agreement (“Stockholders’ Agreement”), in conjunction with a transaction agreement (“Transaction Agreement”), also effective on November 10, 2000, whereby BD agreed to transfer to Vyteris certain assets in exchange for common stock and Series A convertible redeemable preferred stock and Spencer Trask agreed to contribute $9.0 million in cash in exchange for common stock and Series B convertible redeemable preferred stock.

Vyteris paid certain Transaction Agreement expenses on behalf of Spencer Trask approximating $0.3 million. The reimbursement was recorded as a reduction in additional paid-in capital associated with the common stock and Series B convertible redeemable preferred stock issued to Spencer Trask.

Recent Transactions

On September 28, 2004 BD exchanged all 333,333 of its shares of Redeemable Preferred Shares (the “Series A Shares”). In lieu of cash, BD elected to exchanged its Series A Shares for 2,793,335 shares of common stock and warrants to purchase 698,335 shares of common stock at $0.45 per share.

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

Immediately prior to the closing of the Private Placement, Spencer Trask, Vyteris’ controlling stockholder, and certain of its related parties agreed to provide Vyteris with up to $5.0 million in working capital loans in the form of 11.5% secured demand promissory notes (“Working Capital Facility”). As consideration for the commitment of the Working Capital Facility, Vyteris issued 4,190,000 shares of its common stock to Spencer Trask and certain of its related parties (see Note 10).

Simultaneously with the closing of the Private Placement, $8.5 million principal amount of Vyteris’ 8% convertible secured promissory notes converted into 35,604,525 shares of common stock (see Note 5).

TREASURE MOUNTAIN HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

Recapitalization Transaction

On March 31, 2004, Spencer Trask and a related entity (“Spencer Trask and Related Party”) consummated a transaction with Vyteris wherein Vyteris issued to Spencer Trask and Related Party 96.67 million shares of common stock, 7.5 million shares of Series C Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”) with a par value of $0.0001 per share, and other nominal consideration in exchange for $20.3 million principal amount of the convertible, secured promissory notes payable to related parties, $2.9 million of the secured promissory notes payable to related parties (collectively the “Spencer Trask Notes”), $2.6 million of accrued and unpaid interest on the Spencer Trask Notes, 3,000,000 shares of Series B convertible preferred stock and the cancellation of warrants to purchase 8,526,650 shares of common stock with a paid-in capital value of $0.6 million (the “Recapitalization Transaction”) (see Note 8).

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

Property and Equipment, net

Property and equipment, net is stated at cost, except for certain equipment acquired in connection with the Transaction Agreement, which is recorded at the fair value of the equipment on the date of acquisition. Vyteris provides for depreciation using the straight-line method over the estimated useful lives of the respective assets (3-10 years). Equipment held under capital leases is recorded at the present value of the minimum lease payments at the inception of the lease and is amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the equipment. Amortization of equipment held under capital leases is included in depreciation and amortization expense in the accompanying financial statements. Leasehold improvements are amortized over the estimated useful life or over the term of the lease, whichever is shorter.

Reverse Common Stock Split

On March 31, 2004 Vyteris completed a 1:4 reverse stock split of its common stock. All share information with respect to Vyteris’ common stock, options, and warrants have been adjusted to give retroactive effect to the reverse stock split for all periods presented.

TREASURE MOUNTAIN HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations for its employee stock-based compensation. Under APB No. 25, no compensation expense is recognized at the time of option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair value of the underlying common stock on the date of grant and the number of shares to be issued pursuant to the exercise of such option are known and fixed at the date of grant. The Board of Directors determines the fair value of common stock.

The Company accounts for options issued to non-employees under SFAS No. 123 and Emerging Issues Task Force Issue (“EITF”) No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Therefore, the fair value of options issued to non-employees is recorded as an expense and periodically re-measured over the vesting terms.

The following table illustrates the effect on net loss as if the Company had applied the fair value recognition provisions for stock-based employee compensation of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

	Three months ended September 30,		Nine months ended September 30,		Period from November 10, 2000 (inception) to September 30,
	2004	2003	2004	2003	2004

Net loss, as reported	$(9,311,105)	$(3,310,183)	$(18,614,723)	$(9,300,728)	$(52,090,480)
Add: stock-based employee compensation expense included in reported net income (loss)	111,234	17,845	197,881	57,138	399,391
Deduct: stock-based employee compensation expense determined under fair value based method for all awards	(225,062)	(35,883)	(412,160)	(104,269)	(742,411)
Pro forma net loss	$(9,424,933)	$(3,328,221)	$(18,829,002)	$(9,347,859)	$(52,433,500)

Net loss per common share:
Basic and diluted, as reported	$(0.37)	$(1.83)	$(1.06)	$(5.13)
Basic and diluted, pro forma	$(0.37)	$(1.84)	$(1.08)	$(5.16)

Weighted average number of common shares:
Basic and diluted	25,431,716	1,812,479	17,490,594	1,812,479

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the option vesting periods. The fair value of each option was estimated at the date of grant using a minimum value option pricing model with the following weighted-average assumptions:

Grant period	Weighted- average risk-free interest rate	Dividend yield	Weighted- average expected option life
Three months ended September 30, 2004	3.65%	0%	six years
Three months ended September 30, 2003	(1)	(1)	(1)
Nine months ended September 30, 2004	3.97%	0%	six years
Nine months ended September 30, 2003	2.78%	0%	six years

(1) No stock options granted in the three months ended September 30, 2003.

TREASURE MOUNTAIN HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

In addition, the option valuation models require input of highly subjective assumptions. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. The pro forma net loss may not be representative of future disclosure since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

During the nine months ended September 30, 2004, 37,500 stock options were exercised, 6,500 stock options were forfeited, and 129,416 stock options were cancelled. 91,917 of the cancelled stock options were reissued with an exercise price of $0.80. In accordance with APB No. 25 and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” the reissued options are accounted for as a direct re-pricing, which requires the Company to re-measure the option value until the option is exercised, expired or forfeited. Additionally, 1,001,807 stock options were granted with an exercise price of $0.80.

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

Contract Research Revenue

During the three and nine-month periods ended September 30, 2004 and 2003, the Company had research arrangements with pharmaceutical companies to develop iontophoretic transdermal patch systems for the administration of drugs for use in pre-clinical and clinical development. Contract research revenue is recognized using the proportional-performance method. The cost of contract research revenue was approximately $23,797 and $15,920 for the three month periods ended September 30, 2004 and 2003, respectively, $0.1 million and $0.2 million for the nine month periods ended September 30, 2004 and 2003, respectively, and $0.6 million for the period from November 10, 2000 (inception) to September 30, 2004, and is included in research and development expense in the accompanying condensed consolidated statements of operations.

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

TREASURE MOUNTAIN HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computing by dividing net loss by the weighted average number of shares and dilutive common share equivalents then outstanding. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of preferred stock. Diluted EPS is identical to Basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive. For the three and nine months ended September 30, 2004, Basic EPS and Diluted EPS on a pro forma basis gives effect to the conversion of Rights Certificates into common shares.

Long-Lived Assets

The Company reviews long-lived assets, including fixed assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. Through September 30, 2004, no impairment has occurred.

Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities reported in the condensed consolidated balance sheets equal or approximate their fair value due to their short term to maturity.

The Financial Accounting Standards Board (“FASB”) has issued Statement No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer’s equity shares by transferring assets, and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a “freestanding financial instrument” as a financial instrument that (1) is entered into separately and apart from any of the entity’s other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. Accordingly, we have classified our Vyteris Series A, Vyteris Series B and Treasure Mountain Series B convertible redeemable preferred stock as liabilities in the accompanying condensed consolidated balance sheets.

Recently Issued Accounting Standards

The FASB recently issued Statement No. 123 (revised 2004), “Share-Based Payment”, an Amendment of FASB Statements No. 123 and 95. The change in accounting would replace existing requirements under SFAS No. 123 and APB No. 25. This statement covers a wide range of equity-based compensation arrangements. All forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. The Company believes that the impact of this new standard will have a material effect on its results of operations.

TREASURE MOUNTAIN HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

In November of 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. SFAS No. 151 also requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities.  The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Companies must apply the standard prospectively.  The Company does not believe that the impact of this new standard will have a material effect on its prospective financial condition or results of operations.

3. Property and Equipment, net

Property and equipment, net consist of the following:
	September 30, 2004	December 31, 2003
	(Unaudited)

Manufacturing and laboratory equipment	$1,509,563	$1,235,815
Furniture and fixtures	96,306	32,743
Office equipment	141,002	104,516
Leasehold improvements	122,193	—
Software	102,542	82,200
	1,971,606	1,455,274
Less: Accumulated depreciation and amortization	(933,316)	(639,498)
	1,038,290	815,776

In-process equipment	1,796,328	1,888,396
Construction in progress	157,543	230,730
	$2,992,161	$2,934,902

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

Total open purchase commitments related to property and equipment were as follows at September 30, 2004:

September 30, 2004
(Unaudited)
Continuous motion patch machine	$173,400
Controller manufacturing equipment	232,400
Laboratory equipment	31,484
$437,284

TREASURE MOUNTAIN HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:
	September 30, 2004	December 31, 2003
	(Unaudited)
Accrued expenses	$732,057	$627,523
Deferred license fee revenue	450,000	300,000
Due to a related party	71,587	71,577
Current portion of capital lease obligation	19,291	22,620
	$1,272,935	$1,021,720

5. Convertible Secured Promissory Notes Payable

During the nine months ended September 30, 2004, Vyteris issued $8.5 million of 8% convertible secured promissory notes payable, maturing December 31, 2004 (the “December Notes”), in a private placement transaction. Included in the December Notes are convertible secured promissory notes payable with principal of $0.2 million and 387,575 warrants issued to members of Vyteris Board of Directors and senior management, who purchased the December Notes on the same terms and conditions as all other purchasers of the December Notes.

In connection with the issuance of the December Notes, Vyteris issued warrants (“Warrants”) to purchase 17,802,262 shares of common stock at an exercise price of $0.24 per share. The Warrants had an expiration date of five years from the date of issuance. Management estimated that the Warrants had an aggregate fair value of approximately $1.9 million. In addition, Vyteris estimated that the December Notes contained a beneficial conversion feature valued at approximately $2.4 million. Therefore, Vyteris initially recorded a discount on the December Notes and increased additional paid-in capital by approximately $4.3 million. The discount and beneficial conversion feature was being amortized over the life of the December Notes and is included in interest expense in the accompanying condensed consolidated statements of operations.

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

Spencer Trask Ventures, Inc., a related party to Vyteris’ principal stockholder, acted as placement agent in this transaction. Spencer Trask Ventures, Inc. received a 10% placement fee, a 3% non-accountable expense allowance and warrants to purchase 10,681,358 shares of common stock at an exercise price of $0.239 as compensation for acting as placement agent. These warrants also provide for a cashless exercise right and certain customary anti-dilution and price protection provisions. In addition, Vyteris granted Spencer Trask Ventures, Inc. an irrevocable right of first refusal for a period of two years following the closing of the aforementioned offering to either purchase for its own account or act as agent for any proposed private offering of our securities by us, other than notes or convertible notes to be issued to STSG.

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

TREASURE MOUNTAIN HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

The resultant charges to interest expense and by period were as follows:

		Beneficial	Deferred
	Fair Value	Conversion	Financing
Account	Discount	Feature	Costs	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest expense amortization:
Six months ended June 30, 2004	$518,817	$671,142	$689,342	$1,879,301
Three months ended September 30, 2004	653,785	845,737	859,317	2,358,839
	1,172,602	1,516,879	1,548,659	4,238,140
Interest expense recorded upon conversion of the December Notes on September 29, 2004	683,502	884,178	435,508	2,003,188
Total noncash interest expense	$1,856,104	$2,401,057	$1,984,167	$6,241,328

In addition, $0.5 million was charged to additional paid-in capital upon conversion of the December Notes on September 29, 2004.

Interest expense, including interest expense to related parties, on the condensed consolidated statement of operations for the three and nine months ended September 30, 2004 consist of the following:

	Three months ended September 30, 2004	Nine months ended September 30, 2003
Noncash interest expense:
Interest expense amortization	$2,358,839	$4,238,140
Interest expense recorded upon conversion	2,003,188	2,003,188

Coupon and other interest	180,633	949,482
Total interest expense	$4,542,660	$7,190,810

6. Convertible Secured Promissory Notes Payable to Related Parties

During February 2004, Vyteris issued secured promissory notes (the “Notes”) with principal of $1.0 million to Spencer Trask and related parties. Each of the Notes matured 120 days from its respective date of issuance and bears an annual interest rate of 12%, which is payable on maturity, and are convertible into common stock, at the option of the holders under certain circumstances at $1 per share.

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

TREASURE MOUNTAIN HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

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

8. Recapitalization Transaction

On March 31, 2004 Spencer Trask and Related Party consummated a transaction with Vyteris wherein Vyteris issued to Spencer Trask and Related Party 96.37 million shares of common stock, 7.5 million shares of Series C Preferred Stock with a par value of $0.0001 per share, and other nominal consideration in exchange for $20.3 million principal amount of the convertible, secured promissory notes payable to related parties, $2.9 million of the secured promissory notes payable to related parties (collectively the “Spencer Trask Notes”), $2.6 million of accrued and unpaid interest on the Spencer Trask Notes, 3,000,000 shares of Series B convertible preferred stock and the cancellation of warrants to purchase 8,526,650 shares of common stock with a paid-in capital value of $0.6 million (the “Recapitalization Transaction”).

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

With respect to the distribution of assets, Series C Redeemable Convertible Preferred Stock ranks senior to our common stock, but junior to Series A Convertible Preferred Stock. Each share of the Series C Redeemable Convertible Preferred Stock is convertible at any time, at the option of the holder, into common stock at a price per share if converted within 18 months from March 31, 2004, of $4.00; if converted within the next 18 months, $3.00; or if converted any time thereafter, $1.50. The holders of Series C Preferred Stock (and the holders of any other series of preferred stock with similar voting rights as the Series C Preferred Stock) vote together with the holders of shares of common stock and Series A Convertible Preferred Stock as a single class in all matters to be voted on by shareholders of Vyteris, except that the vote or consent of the holders of a majority of the shares of Series C Redeemable Convertible Preferred Stock is necessary to authorize or issue an equity security having any preference over or being on a parity with the Series C Redeemable Preferred Stock with respect to dividend or liquidation preference; increase the number of authorized shares of Series C Redeemable Convertible Preferred Stock; or amend, alter or repeal any provision of Vyteris Certificate of Incorporation, Certificate of Designations or By-laws, if such action would alter, in any material respect, the rights of the Series C Redeemable Preferred Stock. Commencing on of the first anniversary date of the first commercial sale of LidoSite, and continuing for one year thereafter, Vyteris will be required to redeem (on a quarterly basis) an amount of Series C Preferred Stock equal to 5% of the gross profits derived from the sale of LidoSite. During the following years, Vyteris will be required to redeem (on a quarterly basis) an amount of Series C Preferred Stock equal to 10% of the gross profits derived from the sale of LidoSite. The redemption price of the Series C Preferred Stock is $1.00 per share (adjusted for splits, etc.) plus any accrued but unpaid dividends.

TREASURE MOUNTAIN HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

The terms of the Merger called for each share of Series C preferred stock to be exchanged for one share of TMHI preferred stock. TMHI had no shares of preferred stock authorized; therefore, the Vyteris preferred stockholders received Rights Certificates for 7.5 million shares of TMHI Series B preferred stock.

In accordance with paragraph with EITF Issue No. 00-27, “Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments,” (“EITF No. 00-27”), the Company utilized the most favorable conversion price that would be in effect at the conversion date to determine if there would be a beneficial conversion feature in connection with the Series C Redeemable Convertible Preferred Stock. The Series C did not have a beneficial conversion feature at the commitment date since even though the conversion has three different conversion prices depending upon how long the shares are held, the most favorable conversion price is $1.50 per share, which is still in excess of the fair value of a common share at the date of the issuance of the Series C of $0.92. If there had been any intrinsic value at the commitment date, it would not be recognized until and unless the triggering event occurs.

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

9. Related Party Transactions with Spencer Trask

In addition to the convertible secured promissory notes payable to related parties described in Note 6, the Recapitalization Transaction described in Note 8, and the Private Placement described in Note 1, Vyteris had the following transactions with Spencer Trask:

•	At September 30, 2004 and December 31, 2003, approximately $71,000 and $62,000, respectively, is included in due related party in the accompanying balance sheets for amounts owed to Spencer Trask and Spencer Trask Ventures, Inc. for certain expenses paid on behalf of Vyteris.

•	During December 2001, $10,000 of Spencer Trask’s funds were deposited in Vyteris’ bank account in error by Vyteris’ bank. Therefore, at September 30, 2004 and December 31, 2003, $10,000 is included in due to related party in the accompanying balance sheets.

10. Working Capital Facility

Immediately prior to the closing of the Private Placement, Spencer Trask and certain of its related parties agreed to provide Vyteris with up to $5,000,000 in working capital loans in the form of 11.5% secured demand promissory notes (“Working Capital Facility”). Pursuant to the current terms of the Working Capital Facility, amounts drawn under the facility must be repaid on or before November 15, 2005. As consideration for the commitment of the Working Capital Facility Vyteris issued 4,190,000 shares of its common stock to Spencer Trask and certain of its related parties and recorded the fair value of these shares as deferred financing costs of $1.3 million. Each time funds are loaned to Vyteris under the Working Capital Facility Vyteris shall issue to the lender a common stock purchase warrant to purchase such number of shares equal to the quotient obtained by dividing (i) 40% of the amount loaned by (ii) 0.36. The warrants are exercisable for five years from the date of issuance and have an initial exercise price of $0.36 per share. As of September 30, 2004 no amounts have been loaned to Vyteris under the Working Capital Facility.

TREASURE MOUNTAIN HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

11. Commitments and Contingencies

Legal

Vyteris is involved in pending opposition proceedings involving its patents. The ultimate outcome cannot be predicted at this time. Management does not believe that the pending opposition proceedings will have a material adverse effect on the financial position, results of operations or cash flows of Vyteris.

Employment Contract

In June 2004 the Company entered into a two-year employment contract with a key executive. The contract calls for the issuance of options to purchase 1,780,750 shares of the Company’s common stock at a price of $.24 per share upon execution of the contract. Such options were issued in September 2004. The contract also calls for the issuance of additional options to this key executive upon the closing of a financing or series of financings (including the Private Placement and the offering of convertible secured promissory notes and warrants) aggregating up to $27 million, such that that executive’s total potential ownership of the Company is equal to 4% of the shares outstanding after such financing or series of financing.

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

Other

Treasure Mountain filed a registration statement with SEC on November 12, 2004. In the event that the registration statement is not declared effective by the SEC by February 25, 2005, Treasure Mountain must pay to certain of the selling stockholders an amount, for each month, or portion of a month, in which such delay occurs, equal to (a) for the first month, 1% of the purchase price paid by such selling stockholder for the shares owned by such selling stockholder which are covered by the prospectus and (b) for each month thereafter, 2% of such purchase price, until we have cured the delay, with an overall cap on such liquidated damages of 10% of the aggregate purchase price paid by such selling stockholders for such shares. There are many reasons, including those over which the Company has no control, which could keep the registration statement from being declared effective by February 25, 2005, resulting from the SEC review process and comments raised by the SEC during that process. If the Company is required to pay such liquidated damages, which could amount up to $2.4 million, Treasure Mountain’s financial condition may be materially harmed.

TREASURE MOUNTAIN HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

12. Stock Compensation Plan

In March 2001, the Board of Directors and stockholders of Vyteris approved the adoption of the Vyteris, Inc. 2001 Stock Option Plan (the “Option Plan”). The Option Plan provides for the granting of both incentive and nonqualified stock options to employees, officers, directors, and consultants of Vyteris to purchase up to 1,500,000 shares of Vyteris’ common stock, in the aggregate. Only employees of Vyteris may be granted incentive stock options under the Option Plan.

Options granted under the Option Plan vest as determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) and terminate after the earliest of the following events: expiration of the option as provided in the option agreement, termination of the employee, or ten years from the date of grant (five years from the date of grant for incentive options granted to an employee who owns more than 10% of the total combined voting power of all classes of Vyteris stock at the date of grant). Granted stock options are immediately exercisable into restricted shares of common stock, which vest in accordance with the original terms of the related options. If an optionee’s status as an employee or consultant changes due to termination, Vyteris has the right to purchase from the optionee all unvested shares at the original option exercise price.

The option price of each share of common stock shall be determined by the Compensation Committee, provided that with respect to incentive stock options, the option price per share shall in all cases be equal to or greater than 100% of the fair value of a share of common stock on the date of the grant, except an incentive option granted under the Option Plan to a shareholder that at any time an option is granted owns more than 10% of the total combined voting power of all classes of Vyteris stock, shall have an exercise price of not less than 110% of the fair value of a share of common stock on the date of grant. No participant may be granted incentive stock options, which would result in shares with an aggregate fair value of more than $100,000 first becoming exercisable in one calendar year.

13. Material Agreements

In September 2004, the Company entered into a license and development agreement for an infertility product with Ferring Pharmaceuticals, Inc., or Ferring. Vyteris and Ferring will jointly develop the infertility product, Vyteris will be responsible for manufacturing the product, and Ferring will be responsible for the marketing and sales of the product. The agreement provides for Ferring and Vyteris to share development costs, for Ferring to fund the clinical trials and regulatory filings, for Ferring to make payments to Vyteris upon reaching certain milestones, for Ferring to pay a royalty on sales of this infertility product to Vyteris, and for the payment of a transfer price by Ferring to Vyteris upon shipments of the infertility product by Vyteris to Ferring. In July 2004 a non-refundable payment of $0.1 million was made to Vyteris by Ferring.

Vyteris is required to pay BD a royalty in respect of sales of each iontophoresis product stemming from intellectual property received from BD. For Vyteris’ LidoSite product, on a country-by-country basis, that obligation continues for the later of 10 years after the date of the first commercial sale in a country and the date of the original expiration of the last-to-expire patent granted in such country. The royalty on the LidoSite product, which is to be calculated semi-annually, will be 5% of all direct revenues as defined in the Transaction Agreement. No royalties will be earned by BD prior to November 10, 2005.

TREASURE MOUNTAIN HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

14. Concentrations of Credit Risk

Financial instruments that potentially subject Vyteris to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Vyteris deposits its cash and cash equivalents with major financial institutions. At September 30, 2004, Vyteris had a cash balance in a financial institution that exceeded federal deposit insurance limits. Management believes that credit risk related to this deposit is minimal. Vyteris extends credit without collateral to companies that contract with it under contract research arrangements.

Vyteris also purchases parts from single-source suppliers. Although Vyteris has not experienced significant supply delays attributable to supply changes, Vyteris believes that, for integrated circuits and hydrogel in particular, alternative sources of supply would be difficult to develop over a short period of time. Because Vyteris has no direct control over its third-party suppliers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary parts or products, Vyteris may be unable to redesign or adapt its technology to work without such parts or find alternative suppliers or manufacturers. In such events, Vyteris could experience interruptions, delays, increased costs, or quality control problems.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the other financial information and consolidated financial statements and related notes appearing elsewhere in this Form 10-QSB/A. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of a variety of factors, including those discussed in “Risk Factors” and elsewhere in this Form 10-QSB/A.

Merger

On September 29, 2004 Vyteris, Inc. (the “Company,” “Vyteris,” “us,” “we” or “our”) consummated a $15.1 private placement transaction (the “Private Placement”) of 2,510,019 units consisting of common stock and warrants. See Note 1 of the Notes To Condensed Consolidated Financial Statements. The Private Placement included the conversion of $1.6 million of loans made to Vyteris during the month of September 2004 by Spencer Trask Specialty Group, LLC (“Spencer Trask”) and certain of its related parties (the “September Notes”). Net proceeds to Vyteris from the Private Placement were approximately $12.6 million.

Immediately thereafter, Vyteris merged with a subsidiary of Treasure Mountain Holdings, Inc. (“TMHI”) (the “Merger”). After the Merger, Vyteris stockholders owned 98.2% of the outstanding common stock and rights to receive common stock of TMHI. The former directors of TMHI resigned immediately prior to the Merger and the directors of Vyteris immediately prior to the Merger became the sole directors of TMHI, and the former officers of TMHI resigned immediately prior to the Merger and the executive officers of Vyteris immediately prior to the Merger became the sole officers of TMHI.

TMHI did not have sufficient authorized shares of common and preferred stock to consummate the Merger. In lieu of issuing shares to the former stockholders of Vyteris, TMHI issued a combination of shares and rights certificates entitling the holders to receive additional shares (“Rights Certificates”). Prior to the Merger there were 45,233,046 shares of Vyteris common stock outstanding. The terms of the Merger called for each share of Vyteris common stock to be exchanged for 4.19 shares of TMHI common stock; as a result the holders of Vyteris common stock were entitled to receive 189,526,463 shares of TMHI common stock. TMHI had 45,337,883 shares of common stock available to be issued to Vyteris common stockholders in the Merger. All of these available shares were issued to Vyteris common stockholders as well as Rights Certificates for an additional 144,188,580 shares of common stock. Prior to the Merger there were 7,500,000 shares of Vyteris preferred stock outstanding. The terms of the Merger called for each share of Vyteris preferred stock to be exchanged for one share of TMHI preferred stock. TMHI had no shares of preferred stock authorized; therefore the Vyteris preferred stockholders received Rights Certificates for 7,500,000 shares of TMHI preferred stock. All references to common stock in this Management’s Discussion and Analysis are stated in TMHI shares as if TMHI had sufficient authorized shares to consummate the Merger. TMHI is taking the necessary steps to increase the number of authorized shares so that the holders of Rights Certificates can exchange their Rights Certificates for shares of common and preferred stock.

The accompanying condensed consolidated balance sheet as of September 30, 2004 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2004, consolidate the historical financial statements of TMHI with Vyteris after giving effect to the Merger where Vyteris is the accounting acquiror by recording the transaction as the issuance of Vyteris stock for the net monetary assets of TMHI, accompanied by a recapitalization with no goodwill or other intangibles recorded. TMHI had been engaged in the activity of the development and operations of mining properties and in 1957 the operations were abandoned and TMHI became inactive. TMHI has been in the developmental stage since that date. The effects of the Merger on Vyteris’ condensed consolidated financial statements were not material.

Overview

Vyteris has developed and produced an electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to administer certain therapeutics either directly to the skin or into the bloodstream.

Vyteris is a development stage enterprise and, as yet, has not generated any revenues from product sales. Since we began our operations on November 10, 2000, we have devoted the majority of our resources to the development of our first product, LidoSite. We have been unprofitable since our inception and have incurred a cumulative loss of $52.1 million through September 30, 2004. These losses have resulted principally from expenses incurred in research and development activities. From inception through September 30, 2004, we have incurred approximately $31.9 million of research and development expenses, $11.7 million of general and administrative expenses and $9.8 million of interest expense. Losses are expected to continue as we advance our product candidates to commercialization.

On May 6, 2004, we received approval from the FDA to commercially launch our first product, LidoSite. LidoSite is a topical delivery system indicated for use on normal intact skin to provide local anesthesia for needle stick procedures such as injections and intravenous therapies as well as superficial dermatological procedures. Our clinical data indicates that LidoSite reduces the pain associated with needle-stick procedures.

In 2002, we entered into an agreement with B. Braun. Under that agreement, B. Braun has agreed to market, sell and distribute our transdermal lidocaine delivery system, which we refer to as our LidoSite product. The agreement provides, in general, that Vyteris is responsible for the cost of manufacturing the product and B. Braun is responsible for the cost of marketing and selling the product. Vyteris and B. Braun will share the revenues generated by the product in accordance with the agreement. Upon signing the agreement, B. Braun made an upfront, non-refundable license fee payment of $0.3 million to Vyteris, and purchased $0.5 million of Vyteris’ common stock. B. Braun has an option to invest another $0.5 million in equity upon commencement of sales of LidoSite. We expect sales by B. Braun to commence during the first quarter of 2005. We will have royalty obligations to Becton Dickinson equal to 5% of our revenues from the LidoSite product earned after November 10, 2005.

In September 2004, we entered into a license and development agreement for an infertility product with Ferring Pharmaceuticals, Inc., or Ferring. Vyteris and Ferring will jointly develop the infertility product, Vyteris will be responsible for manufacturing the product, and Ferring will be responsible for the marketing and sales of the product. The agreement provides for Ferring and Vyteris to share development costs, for Ferring to fund the clinical trials and regulatory filings, for Ferring to make payments to Vyteris upon our reaching certain milestones, for Ferring to pay a royalty on sales of this infertility product, and for the payment of a transfer price by Ferring to Vyteris upon shipments of the infertility product by Vyteris to Ferring.

We have funded our operations from inception through September 30, 2004 through a series of financing transactions, an initial $9.0 million equity investment made by Spencer Trask Specialty Group, LLC, or STSG, $24.0 million of debt financing from STSG and its related parties which was converted into common stock, preferred stock and warrants on March 31, 2004; $15 million from the sale of common stock and warrants through a private placement; $8 million from the sale of bridge notes, also referred to as the December Notes, subsequently converted to equity and warrants through a private placement; $0.8 million received in connection with the B. Braun agreement; and $0.2 million of cash realized through the sale of approximately $3.0 million of our New Jersey net operating losses under a program sponsored by the State of New Jersey. In addition, STSG has agreed to provide us with up to $5.0 million in a working capital facility.

On September 30, 2004 our cash position was $10.9 million. We expect that our cash position of $10.9 million, together with the funds to be made available to us under the working capital facility, will be sufficient to finance our operations at least through September 2005. We may need to raise additional funds, however, in order to fund operating contingencies, to develop new applications of our technologies, to respond to competitive pressures and/or to acquire or invest in complementary businesses, technologies or services. Additional funding may not be available on favorable terms or at all.

Recent Transactions

On September 28, 2004 BD exchanged all 333,333 of its shares of Redeemable Preferred Shares (the “Series A Shares”). In lieu of cash, BD elected to exchange its Series A Shares for 2,793,335 shares of common stock and warrants to purchase 698,335 shares of common stock at $0.45 per share.

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

Immediately prior to the closing of the Private Placement, Spencer Trask and certain of its related parties agreed to provide Vyteris with up to $5,000,000 in working capital loans in the form of 11.5% secured demand promissory notes (“Working Capital Facility”). Pursuant to the current terms of the Working Capital Facility, amounts drawn under the facility must be repaid on or before November 15, 2005. As consideration for the commitment of the Working Capital Facility Vyteris issued 4,190,000 shares of its common stock to Spencer Trask and certain of its related parties and recorded the fair value of these shares as deferred financing costs of $1.3 million. Each time funds are loaned to Vyteris under the Working Capital Facility Vyteris shall issue to the lender a common stock purchase warrant to purchase such number of shares equal to the quotient obtained by dividing (i) 40% of the amount loaned by (ii) 0.36. The warrants are exercisable for five years from the date of issuance and have an initial exercise price of $0.36 per share

Critical Accounting Policies

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

We consider certain accounting policies related to accrued expenses, stock-based compensation and operating expenses to be critical to our business operations and the understanding of our results of operations.

Accrued Expenses

As part of the process of preparing our financial statements, we are required to estimate certain expenses. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated expenses for which we accrue include professional service fees, contract service fees and fees paid to contract research organizations in connection with the conducting of clinical trials. Our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. In the event that we do not identify certain costs which have begun to be incurred or we under-estimate or over-estimate the level of services performed or the costs of such services for a period, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often estimated. We make these estimates based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.

Stock-Based Compensation

As permitted by SFAS No. 123, we elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our employee option plans. Under APB 25, no compensation expense is recognized at the time of an option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of the grant and the number of shares to be issued pursuant to the exercise of such options are fixed on the date of the grant.

We account for options issued to non-employees under SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The fair value of options issued to non-employees is recorded as an expense and we periodically re-measure the option value until the option is exercised, expired or forfeited.

Currently there is no active trading market for our common stock. Additionally, prior to the merger with Treasure Mountain in September 2004, Vyteris was a private company. Therefore determining the fair value of our common stock involves significant estimates and judgments. In considering the fair value of the underlying stock when we grant options, we consider several factors, including third party valuations and the fair values established by market transactions. Stock-based compensation includes estimates of when stock options might be exercised and stock price volatility. The timing for exercise of options is out of our control and will depend, among other things, upon a variety of factors, including our market value and the financial objectives of the holders of the options. We have limited historical data to determine volatility in accordance with Black-Scholes modeling. In addition, future volatility is inherently uncertain and the model has its limitations. These estimates can have a material impact on stock-based compensation expense in our statement of operations but will have no impact on our cash flows.

Operating Expenses

Research and Development Expenses. Since inception on November 10, 2000, our research and development activities have been focused primarily on completing the development of, gaining regulatory approval for, and preparing for the commercial launch of our first product, LidoSite.

All costs related to the development of, and gaining regulatory approval for a product, and all costs incurred in preparing for the commercial launch of a product that must be approved by the FDA before commercial sales can commence, are expensed as incurred, including raw materials costs, manufacturing labor and allocation of overhead. Products manufactured with raw materials acquired subsequent to FDA approval will be capitalized as inventory. We expect that our research and development expenses associated with LidoSite may be reduced in the first part of 2005 and subsequent periods as a result of this accounting treatment; however, we do not expect our total cash outlays to be less.

General and Administrative Expenses. Since inception on November 10, 2000, our general and administrative activities have been focused primarily on supporting our LidoSite product, attracting pharmaceutical partners, capital-raising activities, maintenance of our patent portfolio, building our staff and, more recently preparing ourselves to be part of a publicly-held company.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) recently issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, an Amendment of FASB Statements No. 123 and 95. The change in accounting would replace existing requirements under SFAS No. 123, “Accounting for Stock-Based Compensation,” and APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement covers a wide range of equity-based compensation arrangements. All forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. We believe that the impact of this new standard will have a material effect on our results of operations.

In November of 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. SFAS No. 151 also requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities.  The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Companies must apply the standard prospectively.  We do not believe that the impact of this new standard will have a material effect on our prospective financial condition or results of operations.

Consolidated Results of Operations

The following table sets forth the percentage increases or decreases in certain line items on our condensed consolidated statement of operations for the three and nine months ended September 30, 2004 and 2003.

	Three months ended September 30, 2004 Versus September 30, 2003	Nine months ended September 30, 2004 Versus September 30, 2003

Contract research revenue	(40.9)%	(53.8)%
Research and development expense	44.8%	32.0%
General and administrative expense	148.0%	67.4%
Interest income	72.8%	73.1%
Interest expense	850.4%	474.0%
Net loss	181.3%	100.1%

Comparison of the Three and Nine Month Periods Ended September 30, 2004 and 2003

Revenues

Our revenues from inception (November 10, 2000) through September 30, 2004 have been minimal, totaling $0.7 million and derived solely from research feasibility studies for pharmaceutical companies. Total revenues were $32,500 for the three months ended September 30, 2004 compared to $55,000 for the three months ended September 30, 2003, a decrease of 40.9% or $22,500. Total revenues were $92,500 for the nine months ended September 30, 2004 compared to $200,000 for the nine months ended September 30, 2003, a decrease of 53.8% or $107,500. The decrease in revenues in 2004 was related to a decrease in feasibility study income earned during the period.

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

We expect our revenues to increase beginning in the first quarter of 2005 with the expected commencement of sales of our LidoSite product by B. Braun. Our current production capacity is limited, as we will be launching LidoSite from a pilot manufacturing operation and, therefore, our revenues during the early part of 2005 from LidoSite will be constrained by our production capacity.

We recently entered into an agreement with Ferring for the development, licensing and supply of a product for female infertility. Product development activities and related revenues to Vyteris are expected to commence during the fourth quarter of 2004. We received a license fee of $0.15 million during the nine months ended September 30, 2004 and are due to receive an additional license fee of $0.1 million in the fourth quarter of 2004. Additionally, we could receive an additional $8.75 million in payments upon the completion of significant milestones during the implementation of the development plan. When the product is commercially launched, Vyteris will receive revenue share payments based upon a percentage of net sales. In addition, a percentage of Vyteris’ product development activities will be reimbursed. License fees revenues will be deferred and recognized over the term of the agreement and reimbursement of product development activities will be recognized as incurred. This agreement may be canceled on short notice and may be terminated in the event that Vyteris does not maintain at least three months’ cash, as defined in the agreement, during the development period.

Research and Development Expenses

Research and development expenses were $3.3 million for the three months ended September 30, 2004, compared to $2.3 million for the three months ended September 30, 2003, an increase of 44.8% or $1.0 million. Research and development expenses were $8.5 million and $6.5 million for the nine month periods ended September 30, 2004 and 2003, receptively. These increases were primarily due to an increase in our production, quality control and quality assurance staff in anticipation of commercializing LidoSite and expenditures for raw materials for practice production runs, as well as continued spending on stabilizing raw material suppliers and in preparation of the FDA’s inspection of our facility and processes. We intend to continue to invest a significant percentage of our capital in our research and development efforts.

General and Administrative Expenses

General and administrative expense was $1.5 million in the three months ended September 30, 2004, compared to $0.6 million in the three months ended September 30, 2003, an increase of 148% or $0.9 million. General and administrative expense was $3.0 million and $1.8 million for the nine month periods ended September 30, 2004 and 2003, receptively, an increase of $1.2 million. These increases of $0.9 million and $1.2 million for the three and nine months ended September 30, 2004, respectively, are principally attributable to the $0.8 million of merger related expenses incurred in the three month period ended September 30, 2004.

Interest Expense, net

Interest expense, net, was $4.5 million in the three months ended September 30, 2004, compared to $0.5 million in the three months ended September 30, 2003, an increase of $4.1 million. Interest expense, net was $7.2 million and $1.3 million for the nine month periods ended September 30, 2004 and 2003, respectively, an increase of $5.9 million. These increases of $4.1 million and $5.9 million for the three and nine months ended September 30, 2004, respectively, are principally attributable to non-cash interest expenses. Non-cash interest expense totaled $4.3 million and $6.2 million for the three and nine month periods ended September 30, 2004, respectively. The non-cash interest expenses related to our 8% convertible secured promissory notes due December 31, 2004, which we refer to as the December Notes; such expenses reflect the costs of the offering of the December Notes, the fair value of the warrants we issued to the investors in that offering, the fair value of the warrants issued to the placement agent in that offering and the beneficial conversion feature associated with the December Notes.

Management estimated that the warrants issued to the investors with the December Notes had an aggregate fair value of approximately $1.9 million, that the warrants issued to the placement agent had a fair value of $1.2 million and the beneficial conversion feature had a value of $2.4 million. All of these costs were recognized as interest expense during the nine months ended September 30, 2004.

Liquidity and Capital Resources

From inception (November 10, 2000) through September 30, 2004, we have used $39.0 million in cash in our operating activities. The principal factor in this use of cash has been our net loss, which aggregated $52.1 million from November 10, 2000, our inception date, through September 30, 2004. Our cumulative net loss, in turn, has resulted principally from $31.9 million of expenditures we have incurred in our research and development efforts, $11.7 million of general and administrative expenses and $9.8 million of interest expense. Partially offsetting our cumulative net loss is depreciation and amortization expense of $8.1 million and a $5.2 million increase in accounts payable, accrued expenses and amounts due to related parties.

From inception (November 10, 2000) through September 30, 2004, we used $2.8 million of cash in investing activities, reflecting purchases of equipment, the largest component of which is our manufacturing line. We have nearly completed the payments on our second manufacturing line: through September 30, 2004, we had paid $1.6 million of the total purchase price of $1.8 million. We can expect a significant increase in equipment purchases when and if it becomes necessary to add additional manufacturing capacity.

We have funded our operations and equipment purchases through our financing activities, producing $52.7 million in net cash from inception (November 10, 2000) through September 30, 2004. Our principal stockholder, STSG, contributed $9 million at our inception; we used those funds to fund our initial operations after we acquired the transdermal systems unit of Becton Dickinson from Becton Dickinson. From that time until 2004, STSG remained our principal source of capital. During 2002 we financed our operations through the issuance of $9.7 million of convertible debt to STSG and other related parties, as well as through a $0.5 million equity investment by B. Braun and an up-front license fee payment by B. Braun of $0.3 million. During 2003, we issued $10 million of convertible debt and $2.9 million of secured debt to STSG and other related parties.

On March 31, 2004, we consummated a transaction with STSG and a related entity. We issued to STSG and such related party an aggregate of 96.4 million shares of Vyteris common stock, and 7.5 million shares of Vyteris Series C convertible preferred stock in exchange for (i) the cancellation of $20.4 million principal amount of convertible, secured promissory notes, $2.9 million principal amount of secured promissory notes and $2.6 million of accrued and unpaid interest, (ii) the return of 3,000,000 shares of Vyteris Series B convertible preferred stock and (iii) the cancellation of warrants to purchase 2,035,000 shares of Vyteris common stock. This transaction reduced our debt by approximately $25.9 million, increased our preferred stock by approximately $4.6 million and increased our common stock and paid-in capital by approximately $21.3 million. On the same date, we completed a 1:4 reverse stock split of the Vyteris common stock. All Vyteris share figures presented in this prospectus give retroactive effect to that stock split.

During March, April and May, 2004, we issued $8.0 million of bridge notes, maturing December 31, 2004 and referred to in this prospectus as our December Notes or our Bridge Notes. Additionally, $0.5 million principal amount of convertible debt issued to related parties in the first quarter of 2004 converted into that financing. Spencer Trask Ventures, Inc., an affiliate of our controlling stockholder, acted as placement agent in that transaction and received a 10% placement fee, a 3% non-accountable expense allowance and warrants to purchase 10,681,357 shares of Vyteris common stock at $0.239 per share as compensation for acting as placement agent. We also issued warrants to the investors to purchase 17,802,262 shares of Vyteris common stock at an exercise price of $0.239 per share. During September 2004 the $8.5 million of December Notes converted into a total of 35,604,525 shares of Vyteris common stock.

In an offering consummated in September 2004, Vyteris received gross proceeds of approximately $15 million -- including debt incurred in September 2004 which was subsequently converted into equity -- upon the sale of Vyteris common stock and warrants. We issued to the investors a total of 42,067,918 shares of Vyteris common stock and also issued warrants to the investors to purchase 10,516,979 shares of Vyteris, Inc, common stock at an exercise price of $0.447 per share. Spencer Trask Ventures also acted as one of the two placement agents in that offering. The placement agents received a 10% placement fee, a 3% non-accountable expense allowance and warrants to purchase 10,516,979 shares of Vyteris common stock at $0.358 per share as compensation for acting as placement agents. We realized net proceeds from the offering of $12.6 million.

In September 2004, we entered into a credit facility with affiliates of our controlling stockholder. The credit facility enables us to borrow up to the lesser of $5.0 million or the sum of qualifying accounts receivable and inventory. At present, our qualifying accounts receivable and inventory are de minimus, pending commencement of the commercialization of our first product.

Cash Position

As of September 30, 2004, we had a cash balance of $10.9 million and working capital of $8.7 million as compared with a cash balance of $2.3 million and negative working capital of $25.3 million at December 31, 2003. The increase in working capital is primarily due to the March 31, 2004 transaction with STSG and a related entity, the issuance of $8.5 million of Bridge Notes and the September 2004 sale of approximately $15 million of Vyteris common stock and warrants.

We expect that our cash position of $10.9 million at September 30, 2004 together with the funds to be made available to us under the working capital facility, will be sufficient to finance our operations at least through September 2005. We may need to raise additional funds, however, in order to fund operating contingencies, to develop new applications of our technologies, to respond to competitive pressures and/or to acquire or invest in complementary businesses, technologies or services. Additional funding may not be available on favorable terms or at all.

We expect that the internal and external costs of complying with the Sarbanes-Oxley Act of 2002 will be substantial.

We expect to devote substantial resources to scale-up the manufacturing process for our LidoSite product, to expand our manufacturing capacity for LidoSite and to continue the development of our infertility product. Our funding requirements will depend on numerous factors, including the following:

•	manufacturing costs of LidoSite

•	the sales of our initial product, LidoSite, which are expected to begin in the first quarter of 2005;

•	the time and costs required for us to scale-up the manufacturing process

•	our ability to enter into development partnerships with pharmaceutical companies;

•	the results of the development activities on our planned new products; and

•	the cost involved in preparing, filing, prosecuting, defending, maintaining and enforcing patent claims and other patent related costs.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with capital and operating leases and university research agreements as set forth in the table below:

	Total	Less than 1 year	1-3 Years	3-5years	More than 5 years
Operating lease obligations	$608,000	$304,000	$304,000	$—	$—
Manufacturing equipment	173,400	173,400	—	—	—
Capital lease obligations	34,560	444	34,116	—	—
Employee agreements	554,000	444,000	110,000	—	—
University research agreement	138,645	49,500	89,145	—	—
Total	$1,508,605	$971,344	$537,261	$—	$—

Effective as of September 28, 2004 upon cancellation of all outstanding shares of the Vyteris Series A Convertible Preferred Stock, the holders of the TMHI Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) are entitled to receive, an annual cash dividend of 8% of the then applicable redemption price, as defined, out of funds legally available, payable quarterly. The dividends on the Series B Preferred Stock shall be cumulative, whether or not earned or declared and shall be paid quarterly in arrears.

Commencing on of the first anniversary date of the first commercial sale of LidoSite, and continuing for one year thereafter, Vyteris will be required to redeem on a quarterly basis an amount of Series B Preferred Stock equal to 5% of the gross profits derived from the sale of LidoSite. During the following years, Vyteris will be required to redeem on a quarterly basis an amount of Series B Preferred Stock equal to 10% of the gross profits derived from the sale of LidoSite. The redemption price of the Series B Preferred Stock is $1.00 per share (adjusted for splits, etc.) plus any accrued but unpaid dividends.

We recently entered into a lease for additional space located at 17-01 Pollitt Drive in Fair Lawn, New Jersey, approximately 200 yards from our headquarters building. The lease covers approximately 26,255 square feet of space. We intend to utilize the majority of this space as a second manufacturing facility. The lease term expires in March 2015. Future minimum annual lease payments, which we expect will commence on March 1, 2005, are as follows:

Period ending:
September 2005	$103,218
September 2006	226,882
September 2007	264,926
September 2008	277,367
September 2009	286,335
September 2010	318,010
Thereafter	1,568,280

Forward-Looking Information

This Form 10-QSB/A contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). When used in this Form 10-QSB/A, the words “anticipate,” “believe,” “estimate,” “will,” “plan,” “seeks,” “intend,” and “expect” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward looking statements contained in this Form 10-QSB/A. Important factors that could cause actual results to differ materially from our forward looking statements are set forth in this Form 10-QSB/A, including under the heading “Risk Factors.” All forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-QSB/A. Except as required by federal securities laws, we are under no obligation to update any forward looking statement, whether as a result of new information, future events, or otherwise.

Risk Factors

You should carefully consider the risks described below together with all of the other information included in this Form 10-QSB/A when evaluating the Company and its business. If any of the following risks actually occurs, our business, financial condition, or results of operations could suffer. In that case, the price of our common stock could decline and our stockholders may lose all or part of their investment.

Risks Related to Our Business

We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability.

From November 10, 2000 (inception) through September 30, 2004, Vyteris incurred net losses in excess of $52.1 million, as we have been engaged primarily in clinical testing and development activities, and have had no revenues from the sale of products. Vyteris has never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur significant losses for the foreseeable future.

We will likely be required to raise additional capital, which if not available to us on acceptable terms, or at all, will materially and adversely harm our business and threaten our capacity to remain in business.

We believe that we have sufficient capital to finance operations through September 30, 2005. At present, we have a working capital facility which allows us to borrow up to $5.0 million, assuming that certain borrowing base conditions are met. We expect that we will need to rely on the capital available to us under the working capital facility to finance our operations from time to time during the next twelve months. Pursuant to the current terms of that working capital facility, amounts drawn under the facility must be repaid on or before November 15, 2005. We do not anticipate having sufficient capital to meet such obligation and may be forced to seek additional financing to fund such repayment. Such additional financing may not be available to us on favorable terms, if at all. In addition, if we are unable to raise adequate additional capital on acceptable terms, we may be forced to restrict new product development. We expect to finance certain new products through technical and financial collaborations with pharmaceutical companies. We cannot assure you that such collaborations will be put in place or successful.

We may be unable to continue as a going concern.

The report of independent auditors accompanying the audit of the Vyteris financial statements for the year ended December 31, 2003 contained an explanatory paragraph expressing uncertainty regarding our ability to continue as a going concern because of our operating losses and our need for additional capital. A similar qualification was given by the auditors for Treasure Mountain in connection with the Treasure Mountain financial statements for the year ended December 31, 2003. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern.

While Vyteris did raise additional capital during the first nine months of 2004, we anticipate that unless we raise additional capital prior to the release of our 2004 year-end financial statements, a similar explanatory paragraph will be contained in the report of the independent auditors accompanying the audit of our 2004 year-end financial statements. If a going concern explanatory paragraph is included in the report of our independent auditors, such inclusion could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any financing that we may obtain.

Since we are a company with a limited independent operating history, it is difficult to predict our future growth and operating results, thereby making investment decisions difficult.

Our limited operating history as an independent drug delivery business makes predicting our future growth and operating results difficult. Vyteris was incorporated in Delaware in 2000, although a substantial portion of its business was developed by Becton Dickinson from prior to 1990 until 2000.

As a company with a limited independent operating history, we face many challenges, any of which if not met, could have a material adverse effect on the success of our business.

You should consider the risks and uncertainties that a company with a limited independent existence will face in the rapidly evolving market for drug delivery technologies.

In particular, you should consider that we have not proven that we can:

•	raise significant capital in the public or private markets;

•	obtain the regulatory approvals necessary to commence selling drug delivery systems that we may develop in the future,

•	manufacture products, including our LidoSite product, in a manner that enables us to be profitable or meets regulatory, strategic partner or customer requirements;

•	attract, retain and manage a large, diverse staff of engineers and scientists;

•	develop the relationships with strategic partners and key vendors that are necessary to our ability to exploit the processes and technologies that we develop;

•	develop new products and drug delivery processes and new applications for our drug delivery technology; or

•	respond effectively to competitive pressures.

If we cannot accomplish these goals, our business is not likely to succeed.

Our drug delivery business may not generate any material revenues from sales of the one product that we are currently permitted to sell, in which case our results of operations, financial condition and liquidity will be materially and adversely impacted and our opportunities to develop, market and sell other products may be jeopardized significantly.

To date, we have not generated any revenue from sales of our first drug delivery product, LidoSite. As is common in our industry, we have spent many years and substantial sums of money in developing LidoSite. To develop that product to the point where we are able to commence commercial sales, it has been necessary for us to prove our concepts, develop patent positions, engage in substantial clinical trials, develop appropriate manufacturing processes, obtain necessary regulatory approvals and establish a mutually beneficial marketing and distribution agreement with B. Braun. With all of this work effort and the attendant capital and operating expenditures, we still have not tested the market in a manner that can assure us or our investors that we will derive material revenues from LidoSite. If we are unable to derive material revenues from the sale of our LidoSite product, our liquidity will be materially and adversely impacted, we will require additional capital even sooner than we had anticipated and we may find it more difficult to attract marketing partners for subsequent products that we may develop.

We cannot expect that we will be able to derive material revenues from the sale of products other than LidoSite in the near future.

While we have commenced development of other products and believe that our technology can and should be pursued with respect to several applications that could result in commercially viable products, the process of developing drug delivery products to the point of commercial sales takes significant time and requires a substantial commitment of financial and other resources that may not be available to us. We cannot assure investors that we will have the financial resources necessary to bring future products to market or that developments in our industry will not preclude us from expanding our product line beyond LidoSite. If we are unable to bring additional products to market, our business model will be compromised and the likelihood of our succeeding will be reduced significantly.

We may not be able to obtain FDA or foreign regulatory approval for our products in a timely manner, or at all, which could have a material adverse effect on our business.

Drug delivery systems that we may develop in the future cannot be sold in the United States until the FDA approves such products for medical use. Similar foreign regulatory approvals will be needed in order to sell any drug delivery system, including our LidoSite product, outside of the U.S. We may not be able to obtain FDA or foreign regulatory approval for our products in a timely manner, or at all. If we fail to obtain necessary regulatory approvals, our business will likely suffer significantly.

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

For the foreseeable future, we will rely on a single customer, B. Braun, to generate product revenue. If B. Braun is unable to sell our LidoSite product effectively, it would materially and adversely affect the results of our operations.

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

We rely on single suppliers for certain key materials and components used in our LidoSite product, which makes us dependent on persons that we cannot control.

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

We believe that, if necessary, alternative sources of raw materials and components could be located, alternate raw materials and components can be substituted for each single-sourced raw material or component, or we could redesign products to avoid the need for single-sourced raw materials or components. However, the development or identification of alternative sources, or redesigning products, could be time-consuming and expensive. Although we have not experienced difficulty acquiring raw materials and components on commercially reasonable terms and in sufficient quantities to maintain required production levels for our clinical testing, we cannot assure you that price increases or interruptions in the supply of these materials will not occur in the future or that we will not have to seek alternate suppliers or obtain substitute raw materials or components, which may require additional product validations and regulatory approvals. Further, our suppliers could experience price increases or interruptions in the supply of materials from their suppliers, or could fail to meet our or governmental manufacturing standards. Any significant price increase, interruption of supply, our inability to secure an alternate source or our inability to qualify a substitute material could have a material adverse effect on our ability to manufacture our LidoSite product or maintain regulatory approval.

We have no experience in manufacturing drug delivery systems for commercial resale and may be unable to manufacture our products for commercial sale on a profitable or reliable basis.

Although some of our management personnel have manufacturing experience, as an organization we do not have any experience in manufacturing drug delivery systems for commercial sale. We must increase our production capabilities significantly beyond our present manufacturing capacity, which has been focused on producing small quantities of our LidoSite product for research and clinical testing, and incur significant capital expense in order to be able to sell our LidoSite product in commercial volumes in a cost effective manner. The equipment and machinery that we use to manufacture the drug and patches for our LidoSite product are expensive and custom-built, and have never been used in the large-scale production of pre-filled drug delivery patches.

We cannot assure investors that we can:

•	successfully increase our manufacturing capabilities and develop large-scale manufacturing processes on a profitable basis;

•	hire and retain skilled personnel to oversee our manufacturing operations;

•	avoid design and manufacturing defects; or

•	develop and maintain our manufacturing facility in compliance with governmental regulations, including the FDA’s good manufacturing practices.

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

Our need to expand our facilities will expose us to additional expenses that may materially adversely affect our results of operations.

To date, all of our manufacturing, research and development and administrative functions have been operated out of a single facility that we sublease from Becton Dickinson. We recently entered into a lease for a second facility to be utilized as we expand our manufacturing capacity. We expect to incur substantial expenses in preparing this facility for production and recognize that in addition, we will incur ongoing redundancy costs in order to protect against the risks of having a single facility become disabled.

At least until we operate out of more than one facility, we are subject to substantial business disruption risks.

In the event that events outside of our control - such as a fire, adverse weather conditions or acts of terrorism - preclude us from operating in our existing facility, we will have no facility available us for our manufacturing processes until our second facility becomes operational. In the interim, we would likely experience substantial delays in our ability to manufacture products. In such instances, it could become necessary for us to incur substantial expenditures to assure that our customers’ orders are fulfilled.

The failure of any of our products, including our Lidosite product, to achieve market acceptance could materially and adversely impact our future success.

Our future success depends upon the acceptance of our LidoSite product and any of our potential future products by health care providers and patients. In addition, our future success may be dependent upon acceptance by third-party payors -- including, without limitation, health insurance companies, Medicaid and Medicare -- of products that we may develop in the future. Such market acceptance may depend on numerous factors, many of which may not be under our control, including:

•	the safety and efficacy of our products;

•	regulatory approval and product labeling;

•	the availability, safety, efficacy and ease of use of alternative technologies;

•	the price of our products relative to alternative technologies; and

•	for future products, the availability of third-party reimbursement.

Our LidoSite product is based upon a method of drug delivery through the skin that, to date, has not gained widespread market acceptance. We cannot assure you that LidoSite or any future product will ever gain broad market acceptance.

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

We may be unable to secure strategic partnering relationships, which could limit our ability to effectively market, sell or distribute our products.

In order for us to develop, market, sell and distribute future products, we will be dependant on entering into satisfactory arrangements with strategic partners. We cannot assure investors that we will be able to negotiate such agreements on terms that are acceptable to us, or at all. In addition, we cannot assure any investor that any strategic partner, including B. Braun, will not also engage in independent development of competitive delivery technologies.

If we are unable to protect our proprietary technology and preserve our trade secrets, we will increase our vulnerability to competitors which could take actions that could materially adversely impact our ability to remain in business.

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

We cannot assure you that our patents will prevent other companies from developing similar products or products which produce benefits substantially the same as our products, or that other companies will not be issued patents that may prevent the sale of our products or require us to pay significant licensing fees in order to market our products. Accordingly, if our patent applications are not approved or, even if approved, if such patents are circumvented or not upheld in a court of law, our ability to competitively exploit our patented products and technologies may be significantly reduced. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued.

From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties in order to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially exploit such products may be inhibited or prevented. Additionally, we cannot assure investors that any of our products or technology will be patentable or that any future patents we obtain will give us an exclusive position in the subject matter claimed by those patents. Furthermore, we cannot assure investors that our pending patent applications will result in issued patents, that patent protection will be secured for any particular technology, or that our issued patents will be valid, enforceable and provide us with meaningful protection.

If we are required to engage in expensive and lengthy litigation to enforce our intellectual property rights, the costs of such litigation could be material to our results of operations, financial condition and liquidity and, if we are unsuccessful, the results of such litigation could materially adversely impact our entire business.

We may find it necessary to initiate litigation to enforce our patent rights, to protect our trade secrets or know-how or to determine the scope and validity of the proprietary rights of others. We plan to aggressively defend our proprietary technology and any issued patents. Litigation concerning patents, trademarks, copyrights and proprietary technologies can often be time-consuming and expensive and, as with litigation generally, the outcome is inherently uncertain.

Although we have entered into invention assignment agreements with our employees and with certain advisors, if those employees or advisors develop inventions or processes independently which may relate to products or technology under development by us, disputes may also arise about the ownership of those inventions or processes. Time-consuming and costly litigation could be necessary to enforce and determine the scope of our rights under these agreements.

We also rely on confidentiality agreements with our strategic partners, customers, suppliers, employees and consultants to protect our trade secrets and proprietary know-how. We may be required to commence litigation to enforce such agreements and it certainly possible that we will not have adequate remedies for breaches of our confidentiality agreements.

Other companies may claim that our technology infringes on their intellectual property or proprietary rights and commence legal proceedings against us which could be time-consuming and expensive and could result in our being prohibited from developing, marketing, selling or distributing our products.

Because of the complex and difficult legal and factual questions that relate to patent positions in our industry, we cannot assure you that our products or technology will not be found to infringe upon the intellectual property or proprietary rights of others. Third parties may claim that our products or technology infringe on their patents, copyrights, trademarks or other proprietary rights and demand that we cease development or marketing of those products or technology or pay license fees. We may not be able to avoid costly patent infringement litigation, which will divert the attention of management away from the development of new products and the operation of our business. We cannot assure you that we would prevail in any such litigation. If we are found to have infringed on a third party’s intellectual property rights, we may be liable for money damages, encounter significant delays in bringing products to market or be precluded from manufacturing particular products or using particular technology.

Other parties have challenged certain of our foreign patent applications. If such parties are successful in opposing our foreign patent applications, we may not gain the protection afforded by those patent applications in particular jurisdictions and may face additional proceedings with respect to similar patents in other jurisdictions, as well as related patents. The loss of patent protection in one jurisdiction may influence our ability to maintain patent protection for the same technology in another jurisdiction.

If we do not accurately predict demand for our products when deciding to invest in new products, we will likely incur substantial capital expenditures that will not benefit our business.

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

We may be unable to hire and retain skilled engineers and scientists in a tight labor market, in which case we will be severely hampered in our product development efforts and in our ability to attract marketing and distribution partners.

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

If we are unable to retain our key management personnel, our business, financial condition, operating results and future prospects could be materially adversely affected.

Our future success depends, to a significant degree, on the skills, experience and efforts of our key management personnel, principally Vincent De Caprio, Ph.D., our president and chief executive officer, Michael McGuinness, our chief financial officer, and James Garrison, our vice president of business development. If any of those individuals were unable or unwilling to continue in their present positions, it would be necessary for us to identify and hire replacements, which could be time-consuming and expensive and could divert our focus from our business objectives. Furthermore, such replacements may not be as successful in attracting and retaining marketing and distribution partners as our current management may be. Mr. McGuinness is not bound by an employment agreement with the Company. We do not maintain key person life insurance on any of our management personnel.

If we are unable to develop products or technologies that will be marketable, we will not be able to remain in business.

We may not be able to develop drug delivery products or technologies that will be marketable. Even if we are able to develop marketable drug delivery products or technologies, we may not be able to develop them or obtain patent protection, successful clinical trial results or regulatory approval for them. Our research and development efforts may be hampered by a variety of factors, many of which are outside of our control. Sustained development failures could materially adversely impact our business.

We face substantial competition for our LidoSite product and any future products that we may develop, as well as for strategic partnership transactions. Our failure to adequately compete could have a material adverse effect on our business.

There is substantial competition to develop alternative drug delivery solutions from both drug delivery technology and pharmaceutical companies, most of which are much larger and have far greater resources than we do. Further, the drug delivery, pharmaceutical and biotechnology industries are highly competitive and rapidly evolving. We expect that significant developments in those industries will continue at a rapid pace. Our success will depend on our ability to establish and maintain a strong competitive position for our LidoSite product while developing new products that are effective and safe. We cannot assure you that any of our products will have advantages over alternative products and technologies that may be developed later and that may be significant enough to cause health care providers to prefer those products or technologies over ours.

In our drug delivery segment, focused on the process of actively delivering drugs through the skin, we are aware of several companies that are developing or marketing products based on this process. We also face competition from companies that are currently testing or already marketing delivery systems or products for lidocaine or similar topical anesthetics. We face indirect competition from companies that are actively involved in the development and commercialization of modified drug delivery technologies, including oral, pulmonary, bucal, nasal and needle-less injections, as well as companies working on processes that passively deliver drugs through the skin. We also expect to compete with other drug delivery companies and technologies in the establishment of strategic partnering arrangements with large pharmaceutical companies to assist in the development or marketing of products. Competition is expected to intensify as more companies enter the field.

Many of our competitors have substantially greater financial, technical, research and other resources, are more experienced in research and development, manufacturing, pre-clinical and clinical testing, and obtaining regulatory approvals, and are larger, more established and have more collaborative partners than we do. In addition, those other entities may offer broader product lines and have greater name recognition than we do. Those other entities may succeed in developing competing technologies and obtaining regulatory approvals and market share more rapidly than we can. Some of those companies have competing products that have already been approved by the FDA and foreign authorities, or are further along in development than is our LidoSite product. We cannot assure you that those competitors will not succeed in developing or marketing products that are more effective or more commercially acceptable than our lidocaine delivery system or any future product. We cannot assure you that we will have the financial resources, technical or management expertise or manufacturing and sales capability to compete in the future.

Increased competition may result in price cuts, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We may be especially exposed to competition from Becton Dickinson, which could have a direct and immediate material adverse impact on our business.

Becton Dickinson has substantial insight into the potential applications of our drug delivery technologies, and our business model, as we were operated as a division of Becton Dickinson for over ten years. Further, Becton Dickinson had a designee on our Board of Directors until May 2001. Becton Dickinson is in the business of developing alternative drug delivery technologies and we may compete in the future with alternative technologies developed or acquired by Becton Dickinson. Given its size, access to capital and familiarity with our business, Becton Dickinson could make substantial inroads into our business prospects if it decides to compete directly with us.

We may not be able to license complementary drug delivery technologies or drug reformulations to expand our product offerings, in which case we will be significantly limited in our product offerings.

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

Clinical trials and subsequent sales of our LidoSite product or any other drug delivery system we may develop or manufacture in the future may result in injuries to persons using those products as a result of mislabeling, misuse or product failure. While we carry product liability insurance with respect to the now-completed clinical trials and for the commercial sale of our LidoSite product, there can be no assurance that our coverage will be adequate to protect us against future liability claims. Furthermore, we cannot assure you that that we can afford to maintain the insurance that we have obtained. Product liability insurance is expensive and there can be no assurance that this insurance will be available to us in the future for the commercial sale of our lidocaine delivery system or for any new products, on terms satisfactory to us, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage could have a material adverse effect on our business, financial condition, results of operations and future prospects.

If we default under our working capital facility, our lenders will be able to enforce their lien and take title to our assets, which would have a material adverse effect on our business.

Our working capital facility, if used, will be secured by a first priority lien on all of the assets of our operating subsidiary. In the past, we have defaulted on promissory notes due to our lack of liquidity. If we borrow under our working capital facility and are unable to raise sufficient capital to timely repay our obligations under the working capital facility, the lenders -- each of whom are affiliated with our principal stockholder -- will be entitled to enforce their lien and take title to substantially all of our assets, which may be critical to our continuing operations.

We do not intend to pay dividends and, consequently, the only opportunity for investors to achieve a return on their investment is if a trading market develops and investors are able to sell their shares at a profit or if our business is sold at a price that enables investors to recognize a profit.

We will need all of our cash resources to fund our operations, including the development of future products. Accordingly, we do not expect to pay cash dividends in the foreseeable future on our common stock. We cannot assure investors any return on their investment other than in connection with a sale of their shares or a sale of our business. We cannot assure investors that an active trading market will develop or that any third party would offer to purchase our business at an acceptable price.

If we are unable to register certain of our securities in a timely manner, we will be required to make liquidated damages payments to certain of the selling stockholders, which could materially affect our financial condition.

In the event that the registration statement filed with the SEC on November 12, 2004 is not declared effective by the SEC by February 25, 2005, we must pay to certain of the selling stockholders on such date an amount equal to 1% of the purchase price paid by such selling stockholders for the shares owned by such selling stockholders which are covered by this prospectus, and for each month, or portion of a month, in which such delay continues, an amount equal to 2% of such purchase price, until we have cured the delay, with an overall cap on such liquidated damages of 10% of the aggregate purchase price paid by such selling stockholders for such shares. There are many reasons, including those over which we have no control, which could keep the registration statement from being declared effective by February 25, 2005, resulting from the SEC review process and comments raised by the SEC during that process. If we are required to pay such liquidated damages, which could amount to up to $2.4 million, our financial condition may be materially harmed.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time consuming, difficult and costly for us.

Although individual members of our management have experience as officers of publicly-traded companies, that experience came prior to the adoption of the Sarbanes-Oxley Act of 2002. Vyteris had never operated as a publicly-traded company. It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.

Our controlling stockholder may take actions that conflict with your interests.

Kevin Kimberlin, through his ownership of Spencer Trask Specialty Group, LLC, or STSG, and related parties is our controlling stockholder. Mr. Kimberlin and related parties beneficially own over 60% of our voting stock. Accordingly, Mr. Kimberlin controls us and has the power to elect our directors and to generally approve all actions requiring the approval of the holders of our voting stock, including adopting amendments to our articles of incorporation and bylaws and approving mergers, certain acquisitions or sales of all or substantially all of our assets, which could delay or prevent someone from acquiring or merging with us or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

There has been no active public market for our common stock, and stockholders may not be able to resell their shares at or above the purchase price paid by such stockholder, or at all.

There is no current active public market for Treasure Mountain common stock. An active public market for our common stock may not develop or be sustained in the future. The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, such as: the announcement of new products or product enhancements by us or our competitors; developments concerning intellectual property rights and regulatory approvals; quarterly variations in our competitors’ results of operations; changes in earnings estimates or recommendations by securities analysts; developments in our industry; and general market conditions and other factors, including factors unrelated to our own operating performance. The stock market in general has recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Prospective investors should also be aware that price volatility might be worse if the trading volume of our common stock is low.

We may not be able to attract the attention of major brokerage firms, which could have a material adverse impact on the market value of our common stock

Security analysts of major brokerage firms may not provide coverage of our common stock since there is no incentive to brokerage firms to recommend the purchase of our common stock. The absence of such coverage limits the likelihood that an active market will develop for our common stock. It also will likely makes it more difficult to attract new investors at times when we require additional capital.

We may be unable to list our common stock on Nasdaq or any other securities exchange, in which case an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock.

Although we may apply to list our common stock on Nasdaq or the American Stock Exchange in the future, we cannot assure you that we will be able to meet the initial listing standards, including the minimum per share price and minimum capitalization requirements, of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. If we are unable to list our common stock on Nasdaq, the American Stock Exchange or another stock exchange, or to maintain its listing, we expect that our common stock will trade on the OTC Bulletin Board maintained by Nasdaq, another over-the-counter quotation system, or on the “pink sheets,” where an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we are subject to an SEC rule that, if we fail to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. It would also make it more difficult for us to raise additional capital.

Our common stock may be considered a "penny stock" and may be difficult to sell.

The SEC has adopted regulations which generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Even if the Treasure Mountain stockholders approve the reverse stock split that our Board has approved, the market price of our common stock, if a market develops, may be less than $5.00 per share and therefore it may be designated as a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

When and if the selling stockholders may utilize this prospectus to sell their shares of our common stock, a significant number of shares will be eligible for sale, and such sales could depress the market price of our stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. As additional shares of our common stock become available for resale pursuant to this prospectus, the supply of our common stock will increase, which could decrease its market price.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January 1999, Alza Corporation filed an opposition in the European Patent Office, or EPO, against European Patent No. 0 547 482, entitled “Iontophoresis System Having Features for Reducing Skin Irritation”. We refer to this patent as the 482 patent. Becton Dickinson owned the ‘482 patent at the time Alza filed the opposition and filed an answer challenging the opposition. Becton Dickinson subsequently assigned the patent to Vyteris, Inc. The EPO issued a preliminary opinion on November 11, 2000 upholding the ‘482 patent. During an oral hearing in the opposition on March 5, 2001, however, the EPO ruled that the ‘482 patent’s claims lacked an inventive step, and it therefore revoked the patent. Vyteris appealed the EPO’s decision. Vyteris requested oral arguments and submitted written arguments to the EPO on March 26, 2004 to the EPO for its consideration of amended claims believed patentable over the prior art of record.

In August 2000, Alza filed an opposition in the EPO against European Patent No. 0 783 346, entitled “Improved Iontophoretic Drug Delivery Device”. We refer to this patent as the “′346 patent”. Becton Dickinson then owned the ′346 patent, and subsequently assigned the patent to Vyteris, Inc. In the opposition, Alza alleged that the patent should be revoked because, among other things, each of the claims lacks novelty or an inventive step over the prior art. Vyteris responded to the opposition by amending the specification of the patent, canceling two of the patent’s claims, and submitting arguments that the remaining claims are patentable over the prior art. Subsequently the opposition was heard at the EPO on October 8, 2002 and the EPO panel ruled in favor of Vyteris. Alza has appealed the EPO panel’s decision and final oral arguments will be required prior to a decision on the appeal.

In September of 2004, Alza filed an opposition in the EPO against European Patent No. 0 971 769, entitled, Circuit and Method for Automatically Turning Off an Iontophoretic System, which we refer to as the “769 patent”. In the opposition, Alza has alleged that the ‘769 Patent should be revoked because each of the claims lacks novelty or an inventive step over the prior art. A deadline for a response has currently not been set.

From time to time, we are involved in other lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents, that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

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

Date: January 19, 2005

Treasure Mountain Holdings, Inc.

By:	/s/ Michael McGuinness
Michael McGuinness Vice President and Chief Financial Officer, Assistant Secretary and Treasurer

EXHIBIT INDEX

Exhibits No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

