Form 10KSB
period 2004-12-31
TREASURE MOUNTAIN HOLDINGS INC
filed 2005-03-17
CIK 1139950

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (201) 703-2299
                (Issuer's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common stock, par value $.001 per share
                                (Title of class)

        Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  X             NO
                             ------             ------

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. $242,322
                                                         --------

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of voting common equity held by non-affiliates as of February 25, 2005 was approximately $5,420,534.

The number of shares outstanding of the registrant's Common Stock, as of February 25, 2005, was 48,475,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (Check one):   ___Yes  _X_  No
================================================================================


                                   TREASURE MOUNTAIN HOLDINGS, INC.

                                     ANNUAL REPORT ON FORM 10-KSB
                                 FOR THE YEAR ENDED DECEMBER 31, 2004

                                           TABLE OF CONTENTS


FORM 10-KSB ITEM NUMBER:                                                                          PAGE
                                                                                                   NO.

                                                PART I

Item 1.   Description of Business................................................................   3
Item 2.   Description of Property................................................................  25
Item 3.   Legal Proceedings......................................................................  25
Item 4.   Submission of Matters to a Vote of Security Holders....................................  25

                                                PART II

Item 5.   Market for Common Equity and Related Stockholder Matters...............................  26
Item 6.   Management's Discussion and Analysis or Plan of Operations.............................  27
Item 7.   Financial Statements...................................................................  51
Item 8.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...  82
Item 8A.  Controls and Procedures................................................................  83
Item 8B.  Other Information......................................................................  83

                                               PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
               16(a) of the Exchange Act.........................................................  84
Item 10.  Executive Compensation.................................................................  84
Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related
             Stockholder Matters.................................................................  84
Item 12.  Certain Relationships and Related Transactions.........................................  84
Item 13.  Exhibits...............................................................................  85
Item 14.  Principal Accountant Fees and Services.................................................  87
          Signatures.............................................................................  88



        Vyteris, Inc.(R) is our trademark. LidoSite(R) is a registered trademark which we use under license from B. Braun Medical, Inc., or B. Braun, the trademark's owner. All other trademarks, servicemarks or tradenames referred to in this Form 10-KSB are the property of their respective owners.

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

        Treasure Mountain Holdings, Inc., was organized in Utah as Treasure Mountain Mining Company in 1954 to engage in the business of mining, milling, processing and marketing various minerals, primarily tungsten. Treasure Mountain Holdings, Inc. engaged in the mining business for a period of time after inception and acquired various mineral leases, but became relatively inactive for several years until approximately 1997. In 1997, the corporation's name was changed to Treasure Mountain Holdings, Inc., it was re-domiciled as a Nevada corporation and the Utah corporation was subsequently dissolved.

        On September 29, 2004, Treasure Mountain Holdings, Inc. completed a business combination in which Vyteris, Inc. "Vyteris," a Delaware corporation, merged with a wholly-owned subsidiary of Treasure Mountain Holdings, Inc. "the Merger." As a result of the Merger, Vyteris became Treasure Mountain Holdings, Inc.'s wholly-owned subsidiary and the former stockholders of Vyteris became stockholders of Treasure Mountain Holdings, Inc. At the time of that business combination, Treasure Mountain Holdings, Inc. had no active business. As a result, Treasure Mountain Holdings, Inc.'s principal business after that business combination became the business in which Vyteris has been engaged since its formation in November 10, 2000. The terms the "Company," "Treasure Mountain," "us," "we" or "our" refer to each of Treasure Mountain Holdings, Inc., Vyteris, Inc. and the combined company.

        After the Merger, the former stockholders of Vyteris owned 98.2% of the outstanding common stock and rights to receive common stock of Treasure Mountain. The former directors of Treasure Mountain resigned immediately prior to the Merger and the directors of Vyteris immediately prior to the Merger became the sole directors of Treasure Mountain. Similarly, the former officers of Treasure Mountain resigned immediately prior to the Merger and the executive officers of Vyteris immediately prior to the Merger became the sole officers of Treasure Mountain. As a result of the Merger, although Treasure Mountain is the parent company, the financial information included in this Annual Report on Form 10-KSB for periods prior to the Merger relates to Vyteris as it is the accounting acquiror. The effects of the Merger on Vyteris' consolidated financial statements were not material.

        Vyteris, formerly Drug Delivery Technologies, Inc., was incorporated on July 19, 2000 in the State of Delaware. Our principal executive offices and manufacturing facilities are located at 13-01 Pollitt Drive, Fair Lawn, New Jersey 07410 and our telephone number is (201) 703-2299. Our website is located at WWW.VYTERIs.COM. Vyteris had no operating activity prior to November 10, 2000 and operates in one business segment.

        The Vyteris/Treasure Mountain Merger Agreement (the "Merger Agreement") provided for the following:

        o Each outstanding share of Vyteris common stock was automatically converted into the right to receive 4.19 shares of Treasure Mountain common stock. Immediately prior to the consummation of the Merger, there were 45,233,047 shares of Vyteris common stock outstanding. Accordingly, the shares of Vyteris common stock outstanding immediately prior to the consummation of the Merger were converted into the right to receive approximately 189,526,467 shares of Treasure Mountain common stock.

        o Each outstanding share of Vyteris Series C convertible redeemable preferred stock was automatically converted into the right to receive one share of Treasure Mountain Series B convertible redeemable preferred stock. Each share of Treasure Mountain Series B convertible redeemable preferred stock is convertible into a number of shares of Treasure Mountain common stock equal to (i) 4.19 multiplied by (ii) the number of shares of Vyteris common stock into which one share of Vyteris Series C convertible redeemable preferred stock was convertible prior to the consummation of the Merger. The Vyteris Series C convertible redeemable preferred stock was convertible into one quarter of a share of Vyteris common stock if converted at any time within 18 months of March 31, 2004, one third of a share of Vyteris common stock if converted at any time within the 18 months thereafter and two thirds of a share of Vyteris common stock if converted at any time thereafter. Immediately prior to the consummation of the Merger, there were 7,500,000 shares of Vyteris Series C convertible redeemable preferred stock outstanding. Accordingly, the shares of Vyteris Series C convertible redeemable preferred stock outstanding immediately prior to the consummation of the Merger have been converted into the right to receive 7,500,000 shares of Treasure Mountain Series B convertible redeemable preferred stock, which shares are currently convertible into the right to receive a total of 7,856,250 shares of Treasure Mountain common stock.

        o Each outstanding option and warrant to purchase one or more shares of Vyteris common stock -- which we refer to as an existing option or an existing warrant - was automatically converted into an option or warrant to purchase one or more shares of Treasure Mountain common stock -- which we refer to as a new option or a new warrant. The number of shares of Treasure Mountain common stock covered by each new option or new warrant equals the number of shares of Vyteris common stock covered by the corresponding existing option or existing warrant multiplied by 4.19. The exercise price of each new option or new warrant equals the exercise price of the corresponding existing option or existing warrant divided by 4.19. Immediately prior to the consummation of the Merger, there were existing options outstanding covering 3,766,911 shares of Vyteris common stock and there were existing warrants outstanding covering 12,168,965 shares of Vyteris common stock. Accordingly, upon consummation of the Merger, the existing options were converted into new options to purchase a total of 15,783,357 shares of Treasure Mountain common stock and the existing warrants were converted into new warrants to purchase a total of 50,987,964 shares of Treasure Mountain common stock.

        In summary, the following number of shares of Treasure Mountain common stock became issuable to former holders of Vyteris capital stock, options and warrants by virtue of the consummation of the Merger:

        o 189,526,467 shares upon conversion of the outstanding Vyteris common stock in the Merger;

        o 7,856,250 shares currently issuable upon conversion of the Treasure Mountain Series B convertible redeemable preferred stock issuable in the Merger;

        o       15,783,357 shares issuable upon exercise of the new options; and

        o       50,987,964 shares issuable upon exercise of the new warrants.

        The sum of these shares, 264,154,038 shares, represent the number of shares of Treasure Mountain common stock issuable pursuant to the Merger. We refer to this sum as the "Vyteris Fully Diluted Number."

        Immediately prior to the consummation of the Merger, there were 3,412,117 shares of Treasure Mountain Common Stock outstanding. By virtue of the Merger, warrants covering an additional 1,500,000 shares of Treasure Mountain Holdings common stock were granted to two former executive officers and directors of Treasure Mountain Holdings. We refer to the sum of these shares, 4,912,117 shares, as the "Initial Treasure Mountain Fully Diluted Number."

        The sum of the Vyteris Fully Diluted Number and the Initial Treasure Mountain Fully Diluted Number, 269,066,155 shares, represents the number of shares of Treasure Mountain Holdings common stock that were issued or issuable upon consummation of the Merger. We refer to this sum as the "Treasure Mountain Fully Diluted Number."

        At the time that the Merger was completed, Treasure Mountain Holdings was only authorized to issue 50,000,000 shares of Treasure Mountain common stock, which amount is substantially less than the Treasure Mountain Fully Diluted Number. Furthermore, at that time Treasure Mountain was not authorized to issue any shares of preferred stock. To assure the former holders of Vyteris capital stock, existing options and existing warrants that they will receive the securities to which they are entitled pursuant to the Merger Agreement, the Merger Agreement provided for the following steps to occur:

        o the former holders of Vyteris common stock were entitled to receive stock certificates representing a total of 45,062,883 shares of Treasure Mountain Holdings common stock, allocated on a proportional basis among such former holders; we refer to these shares as the "Initially Certificated Shares";

        o the former holders of Vyteris common stock were entitled to receive common stock rights certificates entitling such holders to receive a total of 144,463,584 shares of Treasure Mountain common stock;

        o the former holders of Vyteris Series C convertible redeemable preferred stock were entitled to receive preferred stock rights certificates entitling such holders to receive a total of 7,500,000 shares of Treasure Mountain Series B convertible redeemable preferred stock currently convertible into a total of 7,856,250 shares of Treasure Mountain common stock;

        o the new options to purchase a total of 15,783,357 shares of Treasure Mountain common stock - will not be permitted to be exercised until the steps referred to below are taken; and

        o the new warrants to purchase a total of 50,987,964 shares of Treasure Mountain common stock - will not be permitted to be exercised until the steps referred to below are taken.

Treasure Mountain is taking steps to amend its articles of incorporation to authorize a sufficient number of authorized shares of capital stock to satisfy Treasure Mountain's obligations under the above-mentioned rights certificates, new options and new warrants.

BUSINESS OVERVIEW

        We have developed and produced the first electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to administer certain therapeutics to the skin or into the bloodstream.

        On May 6, 2004, we received approval from the FDA to commercially launch our first product, LidoSite. LidoSite is a topical delivery system indicated for use on normal intact skin to provide local anesthesia prior to needle stick procedures such as injections and intravenous therapies as well as superficial dermatological procedures. We have entered into a marketing agreement with B. Braun Medical, Inc., or B. Braun, to act as our exclusive, worldwide sales and marketing distributor for LidoSite. Commercial distribution of LidoSite began in January 2005. Our clinical data indicates that LidoSite reduces the pain associated with needle-stick procedures.

        Our drug delivery technology cannot be applied to all drug compounds. We have screened a large number of drug compounds to ascertain if our drug delivery technology is applicable. The amount of drug required to be delivered to be effective, the size of the drug compound's molecule and the electrical charge of the drug compound, are the key determinants in establishing applicability. We are focusing our development efforts on a number of drugs within this group that target large potential markets and for which our technology may offer significant therapeutic, economic or lifestyle advantages over existing drug delivery methods. In addition to LidoSite, we have initiated development of two other products -- one to deliver a drug therapy for female infertility and one to deliver a drug therapy for migraine headaches. We also have a third product, at an earlier stage of development, for the active transdermal delivery of a currently marketed therapeutic drug to treat Parkinson's disease.

        Our business strategy is to enter into arrangements with strategic partners for the development, marketing, sales and distribution of our future products. We expect that our strategic partners will finance some of our research and development expenses, finance the clinical trials and finance the costs of marketing, sales and distribution. In addition, we expect that our strategic partners will pay us a royalty on sales of the products and a transfer price on delivery of the manufactured products.

        We recently entered into an agreement with Ferring Pharmaceuticals, Inc., or Ferring, a leading pharmaceutical company in women's health, with respect to the development, licensing and marketing of a female infertility therapy product based on our technology.

        Our LidoSite product consists of a single-use, disposable patch containing a medication, lidocaine, and a small, re-usable and programmable electronic dose controller. Our compact system can be pre-programmed to deliver medication in numerous delivery profiles, from a single large dose to multiple timed and variable doses. We expect that our future products will be similarly constituted and that these advantages may increase the potential markets for targeted therapeutics, and in some cases create new markets.

        The intellectual property that we own is based on significant improvements we have made to our drug delivery technology during our 14 years of research and development, ten of which were as a division of Becton, Dickinson and Company, or Becton Dickinson. We have a portfolio of U.S. and international issued patents. A significant portion of our intellectual property relates to the design and manufacture of our proprietary disposable, active transdermal patches and electronic dose controllers.

TECHNOLOGY

        OVERVIEW OF ELECTROTRANSPORT, OR ACTIVE TRANSDERMAL DELIVERY

        Our technology is based on a process known as electrotransport, or more specifically iontophoresis, a process that transports drugs through the skin by applying a low-level electrical current. This process differs significantly from passive transdermal drug delivery that relies on the slow, steady chemical diffusion of drugs through skin. Passive drug delivery patches have a limited number of applications: smoking cessation, birth control, hormone replacement therapy, angina and motion sickness.

        By contrast, using electrotransport, certain drugs can be delivered through the skin many times faster than by passive transdermal patches. As a result, electrotransport is referred to as active transdermal delivery. Moreover, the delivery rate can be programmed or adjusted electronically. For example, active transdermal delivery can duplicate the steady or periodic delivery patterns of intravenous infusion.

        Active transdermal delivery can be applied to more drugs than is possible with passive transdermal delivery. Furthermore, because the drug is only delivered when the current is on, our delivery system is precise, controllable and programmable. We believe that these attributes present a distinct advantage for the administration of many drugs where achieving precisely-controlled levels will greatly improve therapeutic outcomes as well as reduce or eliminate side effects.

        OUR APPROACH TO ELECTROTRANSPORT

        Our proprietary technology is the result of over 14 years' of research while part of Becton Dickinson and after our acquisition from Becton Dickinson. Our goal, and the goal of the original developers of our technology at Becton Dickinson, was to fully realize the potential of this technology by creating irritation-free, easy to use, wearable, low-cost, and disposable systems that would be specifically designed to improve the administration of certain drugs to address high-value unmet medical needs.

        We have developed a proprietary approach encompassing a series of significant improvements to drug formulation and commercial manufacturing. We have used this approach with our first product, LidoSite. Many of our innovations center on the way we have approached designing and producing electronically controlled drug delivery patches. Our patches are pre-filled with the drug during the manufacturing process, making them easy to use. Our patches are designed to be low cost and disposable after a single use. Further, we have designed our patches so that they can be quickly and cost-effectively mass-produced using automated systems, which we believe will provide us with substantial cost efficiencies as we scale up our operations. Our patch design enables us to produce patches that are small and discreet.

        To complement our patch design, we have approached the design of electronic controllers with the goal of assuring that they can be small, wearable, simple to operate and programmable to handle simple as well as complex drug delivery routines. The dose controller contains a miniature battery and circuitry that controls delivery rate and is capable of recording information on the amount and time of drug delivered. We believe the controllability and programmability offered by our technology are distinct competitive advantages that will enable our products to deliver more consistent and predicable results for a broad range of existing and new drugs. Using this technology, we believe we can create a variety of cost-effective, wearable, drug delivery systems that are discreet and easy to use in both a clinical environment as well as for day-to-day self-medication programs such as hormone treatment and pain management.

PRODUCTS

        After careful analysis of many FDA-approved drugs suitable for iontophoresis, we have, thus far, identified the following four initial areas in which to concentrate our product development efforts:

                o       local anesthesia, our LidoSite product;

                o       female infertility;

                o       migraine; and

                o       Parkinson's disease.

        We have signed a worldwide marketing and license agreement with B. Braun for our first product, our LidoSite product. We recently signed a second agreement, a development, licensing and marketing agreement for a female infertility product, with Ferring, a leading pharmaceutical company in woman's health. We plan to initiate clinical studies for our female infertility product in 2005. We completed a Phase I clinical study on our migraine product in 2004. There are several other products for treatment of osteoporosis, deep vein thrombosis, congestive heart failure, nausea and muscular dysfunction for which we are analyzing market need, technical feasibility and degree of difficulty in developing.

FIRST COMMERCIAL PRODUCT: LIDOSITE

        Many patients, parents, and medical professionals see the pain of needle insertion as a significant concern. Pharmaceutical companies are developing products, including pulmonary insulin, nasal flu vaccine, and oral heparin, ostensibly to avoid needle-based administration. In a 2001 national survey by Omnital Bruskin Research, 63% of parents considered children's visits to the doctor uncomfortable, and 1 in 5 said the pain associated with needle injections was a major concern. According to our internal research, there are over 250 million needle-stick procedures performed annually in U.S. hospitals, 33 million of which are pediatric, and an estimated 80 million pediatric immunization procedures performed in physicians' offices.

        In an attempt to numb the skin prior to needle-stick procedures, clinicians have used local anesthesia products based on passive transdermal technology -- i.e., patches and creams. Such products have enjoyed some commercial success but have significant drawbacks because they are very slow to take effect, 60 to 90 minutes, and achieve limited depth of anesthesia.

        Our LidoSite product uses our technology to achieve more rapid, deep local anesthesia prior to needle-stick procedures. We have received FDA approval to begin selling our LidoSite product in the United States. Commercial distribution of LidoSite began in January 2005.

        Our LidoSite product delivers lidocaine, along with a small quantity of epinephrine, a drug that helps lidocaine work faster and last longer by accelerating the onset of anesthesia and extending the duration of pain reduction. The system consists of a patch that adheres to the skin and contains the medication and a small reusable battery-powered, wearable electronic dose controller that connects to the patch. Placebo-controlled clinical studies have shown that use of our LidoSite product will significantly reduce the pain of both pediatric and adult needle-stick procedures, including blood draws and catheter insertions into a vein, as well as other skin incision or puncture procedures.

        Our agreement with B. Braun calls for the Company to be responsible for manufacturing and delivering the LidoSite product to B. Braun at one site in the United States designated by B. Braun. Title and risk of loss transfer to B. Braun upon delivery of the LidoSite product by the Company. The Company has no storage obligations once the product has been delivered to B. Braun. B. Braun will be responsible for marketing, distribution and international registration and will have the right to distribute the product in such manner as it shall determine.

        Commercial distribution of LidoSite began in January 2005. Our projected maximum production capacity is 2 million units per year on our current equipment. At this production level we do not anticipate making the units cost-effectively and expect to post a loss from the sale of LidoSite in the first year. In order to manufacture the product cost-effectively we need to increase our manufacturing efficiency. We are in the process of executing a manufacturing capacity expansion plan, which we believe will result in increased efficiency, through the leasing of additional manufacturing space and the acquisition of a second manufacturing line that is expected to operate at four to five times the capacity of our current equipment. This manufacturing expansion plan is expected to be completed in the second quarter of 2006. Our manufacturing expansion plan may be adversely impacted by unanticipated cost overruns and/or shortages of supply over which we have no control.

        B. Braun, a multinational medical products company based in Melsungen, Germany, has over $2.7 billion in worldwide revenue, and operates in over 50 countries with more than 28,000 employees. B. Braun is a U.S. market leader in regional anesthesia products with a U.S. sales force comprised of 100 dedicated sales representatives and more than 1,000 sales representatives through its distributor network. B. Braun markets a wide variety of healthcare products including infusion pumps, medical filters, needle-free intravenous systems, wound care products, surgical and anesthesia trays used for pain control, catheters, urological solutions and other medical and surgical supplies. We believe that B. Braun's focus on pain management, critical care and anesthesia products and its global marketing reach, make it an excellent distribution partner for our LidoSite product.

TARGET MARKETS FOR OUR LIDOSITE PRODUCT.

        We believe the need for rapid dermal anesthesia is present in a broad and diverse array of market segments. The roll out of market adoption is planned to occur in four phases:

        o U.S. HOSPITALS - Launched in January 2005. B. Braun is positioning our LidoSite product for use with pediatric patients, 5-17 years old, and adults in hospitals to provide local dermal anesthesia prior to intravenous therapy starts, blood draws and other similar needle stick procedures.

        o OTHER U.S. MARKETS - Planned launch in 2005. These markets include dermatological and medical clinics.

        o       FOREIGN MARKETS - Planned launch in 2006.

        o U.S. IMMUNIZATION MARKET - Planned launch in 2007. Targeted for children younger than five years, we intend to conduct clinical trials and apply to the FDA to extend our labeling to the younger segment to be able to serve more of the market for clinic and physician-office based immunizations, of which we estimate there are approximately 80 million performed annually in the U.S., based on birthrate statistics from the Department of Health and Human Services.

We have set forth above our best estimates of the timing of various aspects of this roll-out. Our estimates represent "forward-looking statements." Actual results could differ materially from such estimates as a result of various risks and uncertainties, including the risks described in "Risk Factors" in Item 6 of this Annual Report that could materially impact the timing of this roll-out.

KEY ADVANTAGES OF OUR LIDOSITE PRODUCT

        We believe that our LidoSite product will have substantial advantages over other local anesthesia products available on the market because our clinical trials have shown it consistently prevents pain to a greater depth, thereby being useful for a wider range of procedures, reliably takes effect within 10 minutes as compared to 60 to 90 minutes for passive patches or creams, and is easy to use.

TRENDS SUPPORTING THE MARKET OPPORTUNITY FOR OUR LIDOSITE PRODUCT

        Currently, the principal means of administering local dermal anesthesia, such as lidocaine, is by needle injection, which is fast, effective and long lasting. However, lidocaine injection, although widely-used for adult dermatological procedures, such as skin biopsy, and prior to the placement of large-bore hypodermic needles, such as for spinal punctures, is rarely used in children for the many routine needle-sticks associated with blood draws, intravenous catheter insertions and immunization.

        The unmet clinical need for an alternative to lidocaine injection is evidenced by the market acceptance of a topically applied lidocaine cream, EMLA(R), marketed by Astra Zeneca. EMLA was introduced in 1997. According tO IMS, sales of EMLA have increased each year since its introduction and approached $80 million in 2002. According to the Journal of the American Academy of Dermatology (April, 2001), EMLA takes 60 to 90 minutes to achieve anesthesia. Despite this, EMLA has gained widespread acceptance as an alternative to lidocaine injection, especially in pediatric hospitals and clinics. Even when EMLA is given enough time to become effective, that is, 60-90 minutes, anesthesia is limited to a depth of 2-3 mm according to the Journal of the American Academy of Dermatology (April, 2001). We believe the onset time required and the depth of anesthesia achieved makes this product less suitable or impractical for many potential applications. Yet, despite the many drawbacks to EMLA, it has captured significant market share and growth since its introduction. We believe this is primarily due to its being the only legitimate alternative to an injection of lidocaine for topical anesthesia. Clinical trials have shown that our LidoSite product: o works faster -- 10 minutes;

        o       provides deeper anesthesia -- 6-10 mm; and

        o is better suited for applications in the clinic, where time and staff productivity are important.


        We anticipate that our LidoSite product will be priced competitively with EMLA on a per procedure basis.

ADDITIONAL PRODUCT PIPELINE

        FEMALE INFERTILITY

        We are in the early stages of development of a product to treat female infertility. It is designed to deliver an FDA-approved hormone which induces ovulation when delivered in short, timed pulses throughout the day and night. Current delivery methods fall short of this objective because they are inconvenient, costly and invasive. To be effective, medication must be delivered in multiple daily doses continuously for 14 days during a female's 28-day cycle. Women seeking the benefits of this therapy must either receive multiple injections per day or wear an uncomfortable intravenous pump. We believe that our potential infertility product would offer the possibility of administering this hormone in multiple transdermal pulses automatically, around the clock, in a convenient and comfortable manner.

        According to a 2002 study from Business Communications Company, Inc., the total U.S. market for the treatment of infertility was $2.1 billion in 2001 and is expected to grow to $5.2 billion in 2006. We have already completed pre-clinical testing of this product and have demonstrated the feasibility of delivering multiple infusions of this hormone via iontophoresis through in vivo animal studies. Our data demonstrates that we can achieve blood hormone levels using pulsed iontophoretic delivery that are comparable to that achieved by multiple injections.

        We have entered into a license and development agreement and a supply agreement with Ferring for an infertility product. The principal terms of the agreement call for Ferring and the Company to share the development costs, for Ferring to pay for the costs of the clinical trials and regulatory filings, for Ferring to make milestone payments to us, for Ferring to pay us a royalty based on sales and for Ferring to pay us a transfer price for manufacturing the product.

        The remaining steps before marketing approval of this product include the successful completion of Phase I, Phase II and Phase III clinical trials. We estimate that this will take at least four to six years to complete.

        MIGRAINE

        The treatment of migraine requires rapid onset of medication. A class of compounds known as "triptans" is currently considered the best treatment. We believe that a significant opportunity exists to improve the efficacy of triptan therapy for migraines by changing the method by which triptans are administered. Taken orally, triptans often fail to deliver sufficient quantities of medication in the short time frame required to optimally treat migraine onset. Further, they often fail to prevent the second episode, known as recurrence, that many migraine patients suffer within 12 to 18 hours after a first attack. Our technology's programmed delivery capability allows rapid delivery into the bloodstream, to act fast in treating the headache, followed by a steady low-level maintenance dose to potentially prevent recurrence. This can be accomplished automatically in a non-invasive, convenient product. We know of no other product in the market or under development with this dual capability. This profile of delivery represents a unique and significantly improved therapy and we believe it could be a potentially effective way of preventing recurrent migraine headaches.

        According to The Gale Group (PRNewswire, June 1999), approximately 23 million people in the U.S. suffer from severe migraine headaches. According to a report from Decision Resources, sales of prescription drugs to treat migraine totaled approximately $1.9 billion in 1999 in the world's largest pharmaceutical markets, the U.S., the United Kingdom, France, Germany, Italy and Spain. That report also estimated that such sales would grow to $3.1 billion by 2009. Many who suffer from migraine claim they cannot work or function during an attack; others feel extremely ill or depressed. We believe that being able to deliver a rapid dose followed by a steady, low-level maintenance dose non-invasively, over an extended period, would benefit many migraine sufferers. We initiated Phase I clinical investigations of a migraine product in July of 2004, and we are currently seeking to put a marketing, development and supply agreement in place with a potential partner. The remaining steps before marketing approval of this product are successful completion of additional pre-clinical studies and Phase I, Phase II and Phase III clinical studies. We estimate that it will take five to seven years, if not longer, before this product can be marketed for sale, although we cannot assure investors that further time will not be required or that we will ever reach commercialization of this product.

        PARKINSON'S DISEASE

        Parkinson's disease is a progressively debilitating illness, which breaks down areas of the brain that are thought to control the coordination of body movements. While the cause of this disease is unknown, the symptoms are believed to be caused by the brain's inability to produce dopamine, a naturally produced chemical that is responsible for healthy function of the human nervous system.

        Parkinson's is generally treated with dopamine or drugs that stimulate dopamine production called dopamine agonists, either alone or in combination. There are significant disadvantages and side effects associated with the oral delivery of dopamine agonists. We believe these side effects can be greatly reduced with our drug delivery technology. We have conducted preliminary research with a drug commonly used in the treatment of Parkinson's disease. Because active transdermal delivery has been shown to provide steady and highly precise delivery of drugs, as evidenced in our clinical trials and various research studies, we believe that an active transdermal product could benefit greatly the treatment of Parkinson's disease by providing a more steady and controlled level of drug in the blood stream than is possible by the ingestion of pills, which typically produce characteristic high, followed by low, blood levels of the drug as they are taken, digested and metabolized by the body. Bypassing the gastro-intestinal tract may reduce the incidence of nausea, and achieving a steady concentration of the drug in the blood stream may reduce the incidence of hallucination and nightmare. In addition, use of a once-a-day patch, in lieu of orally dosing three times per day, may improve patient convenience and compliance and may provide greater flexibility and control of dosing.

        According to the National Parkinson Foundation, Inc.'s website, as many as 1.5 million Americans are currently afflicted with Parkinson's disease. The remaining steps before marketing approval of this product are successful completion of additional pre-clinical studies and Phase I, Phase II and Phase III clinical studies. We estimate that this will take five to seven years, or longer.

        We are currently engaged in pre-clinical development studies involving dopamine agonists.

        OTHER THERAPEUTIC AREAS

        We believe that the ability to provide painless, non-invasive programmable medication delivery has wide applicability in a variety of healthcare settings and for a wide variety of compounds and therapies. Our research and business development efforts are geared towards quantifying the opportunities and moving forward with the most promising of them. Examples of additional opportunities are: osteoporosis, deep-vein thrombosis, nausea, muscular dysfunction and congestive heart failure.

OUR STRATEGY

        Our goal is to exploit our proprietary technology through the development and commercial introduction of a number of successful products incorporating pharmaceuticals into our drug delivery systems. Our business strategy is to identify unmet medical needs, define products that address those needs, evaluate the market potential of the defined products, develop such products through an appropriate clinical stage, partner with strong marketing companies, complete the development of such products in collaboration with our partners, manufacture such products, and commercially launch such products through our marketing partners.

        We focus our efforts to apply our platform technology in therapeutic areas where our approach to drug delivery can substantially improve a drug therapy, offering advantages over existing methods of delivering the same drug. We intend to partner with pharmaceutical and other healthcare companies that are market leaders in the specific therapeutic areas and which can provide immediate market access and financial support during the later stages of clinical studies. Currently, we are focused on FDA-approved drugs. We believe this approach reduces clinical risks and eliminates certain costly and time consuming pre-clinical and clinical studies, thereby shortening time to approval and materially reducing costs.

        To achieve our objectives, we plan to implement the following business strategy:

        o APPLY OUR DRUG DELIVERY TECHNOLOGY TO SPECIFIC THERAPIES WHERE IT CAN IMPROVE DELIVERY AND EFFICACY WHILE REDUCING SIDE EFFECTS. We plan to use our proprietary technology to create products that provide fundamental improvements in therapy, greatly improving drug efficacy, eliminating side effects and reducing patient discomfort and inconvenience, thereby improving compliance and lowering healthcare costs.

                We believe our patented platform drug delivery technology is applicable to a broad range of pharmaceuticals. Our goal is to use our technology to develop pharmaceutical products that are programmable, non-invasive, safe and effective, as well as offer consistent, predictable and reproducible results.

                We intend to develop pharmaceutical products based on FDA-approved drugs that can substantially improve the therapeutic value of drugs currently delivered by oral means, injection, infusion or other means; expand market penetration for existing therapeutics currently delivered by oral means, injection, infusion or other routes; extend existing patent protection or offer new patent protection, providing important competitive advantages to our strategic partners and ourselves; and enable the commercialization of drugs or therapies that cannot be effectively administered through other drug delivery methods.

        o REDUCE DEVELOPMENT RISK AND COSTS BY FOCUSING ON APPROVED DRUGS. We plan to focus on drugs with proven safety and efficacy and that are approved for marketing by the FDA, but which have certain limitations in their existing delivery forms. We believe that working primarily with drugs that have demonstrated safety and efficacy, reduces our technical risks and development costs and therefore believe we will be able to bring new products to market faster.

        o RETAIN CONTROL OF PRODUCT DEVELOPMENT. In most cases, we plan to develop products through to at least proof of concept in humans before strategic partnering, thereby establishing more value for our products. We believe this will put us in a stronger position to negotiate marketing agreements with prospective partners that will provide more value to us. We also plan to retain control of product development after partnering through to commercial introduction. By retaining control of product development we believe we will be able to retain a more significant share of product revenues.

        o DEVELOP MARKETING ARRANGEMENTS WITH LEADERS IN SPECIFIC THERAPEUTIC AREAS. We will seek marketing and late stage development partnerships with pharmaceutical companies that can provide established, significant market access as well as finance late stage clinical trials. Generally, we will expect our partners to handle sales, marketing and distribution while we retain manufacturing responsibility.

        o CONCENTRATE ON THERAPEUTIC AREAS WITH LARGE MARKETS. We intend to focus on areas where we believe that the U.S. market potential for each of our products is at least $200 million annually and more than $300 million on a worldwide basis. By the use of the term "market potential", we are referring to the dollar amount that we believe consumers would be willing to spend for safe and effective products focused on a specific need. We intend to target highly profitable applications of our technology where we believe we can materially increase, or even create, the market.

        o MANUFACTURE COMPLETE PRODUCTS. We have established an experienced manufacturing team. A substantial portion of our intellectual property resides in the design and manufacturing of our proprietary products. We intend to formulate, manufacture and package the patches and outsource the manufacture of the controllers. By controlling manufacturing, we believe that we can retain a greater share of product revenues, better protect and enhance our intellectual property, position ourselves to establish manufacturing economies of scale, create capacity to support a number of product partnerships, control costs, assure high quality and oversee regulatory compliance.

        o EXTEND THE APPLICATION OF OUR TECHNOLOGY. We intend to continue to further the development of our technology, through university collaborations and licensing and technology collaborations, to extend the ability of our technology to deliver larger molecules, and other high-value applications. We intend to continue to seek patent protection in the U.S. and elsewhere for our technological advances.

CLINICAL STUDIES

        We have received FDA approval for the sale of our LidoSite product in the United States. Prior to receiving FDA approval, LidoSite underwent extensive clinical and laboratory testing, culminating in the completion of Phase III clinical studies in the fourth quarter of 2001. Those Phase III clinical studies involved 15 sites within the U.S. and over 1,000 human applications of our system, testing various aspects such as safety, wearability, pain sensation and reliability. Under the appropriate Investigative New Drug provision of the Food, Drug and Cosmetic Act, we conducted the following studies of our lidocaine system in humans.

        PHASE I CLINICAL STUDIES.

        Phase I clinical studies were initiated as early as 1995 and consisted of several series focused on:

                o       finalizing the design of the system;

                o       seeing how deep the numbness goes;

                o looking at the amount of drug that gets into the blood stream;

                o determining if it matters where you place the patch on the body;

                o making sure the lidocaine that is administered does not contaminate the blood samples that are drawn from the site where the patch was on the skin; and

                o comparing the performance of the patch to EMLA lidocaine cream.

        PHASE II CLINICAL STUDIES.

        One study of 48 pediatric, i.e., patients 5-18 years old, was conducted in a major mid-west children's hospital to measure the pain sensation, or lack thereof, associated with actual clinical use of the our lidocaine system. The participants were patients that needed to have a needle placed through their skin and into a vein because of the need to draw blood or the need to insert an intravenous catheter for infusion of IV medication. During these studies, which were randomized and placebo-controlled, clinical investigators noted pain scores during needle penetration. From these studies, we were able to conclude that the system could be used easily on these patients and a statistically significant pain reduction was noted over the placebo patches.

        PHASE III CLINICAL STUDIES.

        We conducted four Phase III clinical studies to demonstrate the efficacy and safety of our lidocaine delivery system when used for local dermal anesthesia on intact skin. These large-scale studies consisted of two studies involving puncture of the skin by needles and two dermatological studies involving minor incisions of the skin or the use of lasers to treat skin conditions. In all, over 650 patients were evaluated in the four studies. The two large-scale studies consisted of a double-blind evaluation of our lidocaine delivery system in pediatric patients, ages 5 to 17, and a double-blind evaluation of the system in adult patients. In children aged 5 to 17 as well as adults, the study results demonstrated that those treated with our lidocaine delivery system reported significantly less pain than subjects treated with a placebo system. When we refer to a "double-blind evaluation," we are referring to a testing procedure in which both the patients and the administrators were unaware of which patients were receiving placebos and which patients were using our lidocaine system.

REGULATORY STATUS OF OUR LIDOSITE PRODUCT

        Our LidoSite product is considered a "combination" product by the FDA, as it consists of a drug-filled patch and a device, our controller. For a combination product, approval by the FDA requires that a New Drug Application ("NDA") and a 510(k) notification be submitted to the FDA. In addition, an acceptable Pre-approval Inspection, or PAI, of our facility, quality systems and data documentation by the FDA was required. We have reached the following milestones with respect to the FDA approval process of our LidoSite product:

        o JULY 25, 2003. We received an "approvable" letter from the FDA indicating that the NDA for the drug component of the LidoSite product, i.e., the lidocaine-filled patch, was approvable pending a successful PAI, submission of certain additional information requested by the FDA and final determination of labels and labeling.

        o AUGUST 20, 2003. Our 510(k) pre-market notification of the electronic dose controller was determined by the FDA to be substantially equivalent to prior marketed devices and, therefore, cleared for sale.

        o JANUARY 30, 2004. The FDA completed its Pre-Approval Inspection, or PAI, of our facility. As a result of that inspection, the FDA's New Jersey District office recommended that the NDA be placed in an approvable status.

        o MAY 6, 2004. We received approval from the FDA to commercially launch our LidoSite product in the United States.

SALES, MARKETING AND DISTRIBUTION

        Our agreement with B Braun calls for us to be responsible for manufacturing and delivery of the LidoSite product to B. Braun at one site in the United States designated by B. Braun. Title and risk of loss transfer to B. Braun upon delivery of the LidoSite product by us. We have no storage obligations once the product has been delivered to B. Braun. B. Braun will be responsible for marketing, distribution and international registration and will have the right to distribute the product in such manner as it shall determine.
B. Braun, a multinational medical products company based in Melsungen, Germany, has over $2.7 billion in worldwide revenue, and operates in over 50 countries with more than 28,000 employees. B. Braun is a U.S. market leader in regional anesthesia products with a U.S. sales force comprised of 100 dedicated sales representatives and more than 1,000 sales representatives through its distributor network. B. Braun markets a wide variety of healthcare products including infusion pumps, medical filters, needle-free intravenous systems, wound care products, surgical and anesthesia trays used for pain control, catheters, urological solutions and other medical and surgical supplies. We believe that B. Braun's focus on pain management, critical care and anesthesia products and its global marketing reach, make it an excellent distribution partner for our LidoSite product.

        We currently rely on a single customer, B. Braun to generate product revenue. We granted B. Braun the right to be our exclusive, worldwide sales and marketing distributor for our LidoSite product. As a result, we are dependent upon B. Braun and its ability to effectively market our only current product. If
B. Braun is unable to sell the LidoSite product effectively, we do not have the ability to seek other customers for our LidoSite product at least until such time as satisfactory arrangements are made with B. Braun.

COMPETITION

        Our LidoSite product, and any future products which we may develop, will likely compete with both conventional drug delivery methods and advanced drug delivery methods.

        CONVENTIONAL DRUG DELIVERY METHODS

        Traditionally, the pharmaceutical industry has relied on oral delivery and injection as the primary methods of administering drugs:

        o CONVENTIONAL ORAL METHOD. Conventional, oral drug dosage forms, such as pills and capsules, are the most common types of drug delivery. Oral drug delivery methods are easy to administer, but their efficacy can be limited because drugs must first pass through the digestive system and liver before being absorbed into the bloodstream. Orally delivered drug dosages must, therefore, be large to overcome the degradation that occurs in the gastrointestinal tract and liver. As a result, conventional oral dosage forms often produce higher initial drug levels than are required to achieve the desired therapeutic effects, thereby increasing the risk of side effects, some of which can be serious. Also, it is difficult to maintain therapeutically optimal drug levels using oral drug delivery methods. Further, oral drug delivery methods can require patients to follow inconvenient dosing routines, which may diminish patient compliance with self-medication schedules.

        o INJECTION METHODS. Injectable drug dosage forms generally provide rapid onset of therapeutic action and offer many of the same advantages as conventional oral drug dosage methods. Injectable drug delivery methods use needles, raising the possibility of needle-stick injuries, as well as the risk of infection to the caregiver and the patient. The use of needles also increases patient anxiety due to the pain of injection. Further, patients often find self-injectable therapies unpleasant. As a result, injected drugs for many chronic and subchronic diseases meet with varying degrees of patient acceptance and compliance with the prescribed regimens, which can lead to increased incidence of medical complications and potentially higher disease management costs. In addition, some elderly, infirm or pediatric patients cannot administer their own injections and require assistance, thereby increasing both the inconvenience to these patients and the cost of therapy.

        ADVANCED DRUG DELIVERY TECHNOLOGIES

        The limitations of conventional forms of drug delivery, such as oral and injection methods, have driven demand for advanced drug delivery alternatives that are safer, more effective and more convenient. Advanced drug delivery technologies have improved oral and injection methods as well as offering new means of administering drugs, such as through the skin and the respiratory system. Advanced drug delivery technologies include sustained release pills and injectables, passive transdermal patches and infusion pumps, as well as pulmonary, nasal, intravaginal and opththalmic methods. In some cases, these technologies offer better control over the release of drugs into the bloodstream, thereby improving therapeutic efficacy and reducing side effects and risks. In other cases, advanced drug delivery technologies make therapies easier to administer and support more complex therapeutic regimens. Innovative drug delivery technologies can offer many advantages over traditional methods, including ease of use and administration, greater control of drug concentration in the blood, improved safety and efficacy, improved patient compliance, expanded indications for certain therapies, and totally new therapies using drugs that cannot be delivered otherwise.

        The following is an overview of advanced drug delivery technologies and other alternative methods that could be direct or indirect competitors of our LidoSite product and any of our potential future products:

        o SUSTAINED RELEASE ORAL DOSAGE FORMS are designed to release the active ingredients of the drug into the body at either a predetermined point in time or at a predetermined rate over an extended period of time, generally do not work fast and may be partially destroyed by the liver and stomach before they get into the blood stream.

        o PASSIVE TRANSDERMAL PATCHES allow absorption of drugs through the skin and generally provide a convenient method of administering drugs at a steady rate over an extended period of time, but onset of action may take hours after application, and absorption of the drug may continue for hours after the patch is removed, which can increase side effects. Additionally, because human skin is an effective barrier, most drug formulations will not passively permeate the skin in therapeutic quantities. There is also an element of variability associated with passive transdermal systems due to variations in skin characteristics.

        o SUSTAINED RELEASE INJECTABLE PREPARATIONS allow conventional injectable drugs to be incorporated into a biodegradable material that is then injected and absorbed slowly into the surrounding tissue. These preparations reduce the frequency of injections by creating a small "depot" of the drug beneath the skin that is slowly absorbed by the body, thus increasing the interval between injections. They can turn a conventional once-a-day injection into a once weekly or even longer regimen.

        o CONTINUOUS INFUSION PUMPS are small implantable or externally-worn battery-powered pumps that introduce drugs directly into the body, using a needle or catheter inserted into tissue just below the skin or directly into the blood stream or spinal space. They use conventional drugs, and provide rapid onset of action as well as sustained or programmed delivery of medication. These are costly, complex electromechanical devices reserved mostly for treatment of chronic conditions such as the delivery of insulin for certain diabetes patients and for chronic intractable pain management for the treatment of certain forms of spasticity.

        o PULMONARY AND NASAL METHODS. Both pulmonary, or inhalation, delivery and nasal sprays are designed to provide fast action or to deliver drugs that are destroyed by the gastro-intestinal tract. Variations in a user's respiratory tract, often brought on by everyday occurrences such as a cold, infection or even changes in climate, can markedly affect the amount of drug inhaled from each spray. Nasal sprays can also cause irritation in some patients and usually it is not possible to adjust the amount of dose delivered in each sniff or spray. In addition, the patient cannot control dosage over a period of time, and patients and caregivers may have difficulty maintaining desired therapeutic effects.

        o TRANSMUCOSAL. Transmucosal technology enables drugs to be delivered through the body's mucosal surfaces. There are four means by which drugs can be delivered in this fashion: orally, nasally, rectally and vaginally. In limited situations, drug absorption through mucosal surfaces is effective because mucosal tissue is usually rich in blood supply, providing the means for rapid drug transport to the systemic circulation.

        o JET INJECTION. Jet injection drug delivery technology uses stored mechanical energy from either a spring or compressed gas cylinder to ballistically deliver a liquid or powder through the skin without a needle. Liquid jet injection has been used for many years with minimal success. A new technology allows the administration of small amounts of drugs in dry powder form through the skin using a specially engineered device, which propels the drug using a high-powered jet of helium gas. The gas accelerates the dry drug particles, enabling penetration of the skin.

        Competition for our drug delivery products may come from any of these technologies.

        The attractiveness of the local anesthesia market has compelled new entrants to challenge EMLA's market share and expand the market still further. One company, Iomed, Inc., has introduced an iontophoretic lidocaine delivery system into the market that is faster-acting than EMLA. However, we believe that Iomed's product, marketed under the label Numby Stuff(R), is complex and difficult to administer. Numby Stuff uses two separate, large electrode patches: a drug patch and a grounding patch. The drug patch does not come pre-filled with the drug; rather, it must be saturated with a specific liquid formula of lidocaine called Iontocaine(R), which is drawN from a vial prior to use. Both electrode patches in the Numby Stuff system must then be manually connected to the power supply/controller using "alligator" clip wires. The electronic controller is a benchtop model that is manually controlled by a nurse or doctor and cannot be conveniently worn by the patient. We believe that we will be able to compete with EMLA on the basis of speed of delivery, depth of delivery, suitability for clinics and price.

        A number of other advanced local anesthesia products are currently or potentially under development. AlgoRx Pharmaceuticals, Inc., for example, is developing a jet injection lidocaine delivery system that will use a high-power jet of gas to propel a powder formulation of the drug through the skin. Other companies, such as Empi, Inc. and Life-Tech, Inc., have also developed iontophoretic systems similar to Iomed's Numby Stuff, but their systems are currently used with drugs other than lidocaine. We believe that the growing interest in local anesthesia products, despite their clinical limitations, is a positive indication of the healthcare industry's strong desire for an effective, non-invasive, local dermal anesthetic.

        Alza Corporation, a Johnson & Johnson subsidiary, with its E-TRANS(R) system, is the only other company knowN to have developed pre-filled iontophoresis technology. Alza has chosen a very different application -- delivery of an opiate-based product for systemic pain management, for its first product. Alza has announced that it has received an "approvable" letter from the FDA. We believe that if there is eventual approval and market acceptance of Alza's first product, it would provide further validation of the potential value and utility of iontophoretic drug delivery, making this class of technology more attractive to the pharmaceutical and health-care industries. If the E-TRANS system is launched as a commercial product, we believe we can compete effectively against the E-Trans technology, because we believe we will offer our commercialization partners a lower cost system, since our product does not contain the expensive electronics contained in the Alza patches, and because we and Alza are addressing very different therapeutic applications. The Alza system was developed to treat pain associated with major surgery and cannot be used as a dermal anesthetic. We also believe that because Alza has incorporated the electronics into each patch, the added complexity of the product necessitates product development cycles for new applications that are significantly longer than those required by our system.

        Birch Point Medical, a development stage company, currently markets in the U.S., through Smith and Nephew, a single use iontophoretic system called IontoPatch(TM), aimed at the physical therapy market. We believe that tHE IontoPatch product is not FDA-approved for any specific therapeutic indication and is not pre-filled with medication.

        Becton Dickinson has substantial insight into the potential applications of our drug delivery technologies, and our business model, as we were operated as a division of Becton Dickinson for over ten years. Further, Becton Dickinson had a designee on our Board of Directors until May 2001.

        Becton Dickinson is engaged in developing alternative drug delivery technologies and we may compete in the future with alternative technologies developed or acquired by Becton Dickinson. Under the "Transaction Agreement" that we entered into with Becton Dickinson dated November 10, 2000, Becton Dickinson is prohibited from competing directly with us in the field of active transdermal drug delivery technology (iontophoresis) for a five year period ending in November 2005. Becton Dickinson has developed drug delivery technology employing "micro-needles," tiny needles that deliver compounds into the first few hundred microns of the skin. This technology, which has not yet been commercialized, may compete directly with our current technology. We do not know whether or when Becton Dickinson will seek to commercialize this technology.

INTELLECTUAL PROPERTY

        We protect our technological and marketing position in advanced transdermal drug delivery technology by filing U.S. patent applications and, where appropriate, corresponding foreign patent applications. Our success will depend in part upon our ability to protect our proprietary technology from infringement, misappropriation, duplication and discovery. Our policy is to apply for patent protection for inventions and improvements deemed important to the success of our business. We have a portfolio of United States patents and foreign patents. We have approached the design and development of our active transdermal drug delivery systems with the objective of maximizing overall delivery system efficiency while addressing commercial requirements for reproducibility, formulation stability, safety, convenience and cost. To achieve this goal, our delivery systems integrate proprietary and patented technology with commercially available, off-the-shelf components.

        We have listed below, for each of our issued patents, the patent number, the title and the date on which the patent is expected to expire.

   PATENT NUMBER      EXPIRATION DATE                           TITLE/DESCRIPTION
-----------------------------------------------------------------------------------------------------------

I.  U.S. PATENTS

6,167,301           29-Aug-2015         Iontophoretic drug delivery device having high-efficiency
                                        dc-to-dc energy conversion circuit

6,522,919           29-Aug-2015         Iontophoretic drug delivery device having high-efficiency
                                        dc-to-dc energy conversion circuit

6,402,732           29-Aug-2015         Iontophoretic drug delivery device having high-efficiency
                                        dc-to-dc energy conversion circuit

6,208,891           04-Apr-2017         Disabling circuit for an iontophoretic system

6,385,488           20-May-2019         Method of increasing the reliability of iontophoresis system

6,678,555           20-May-2019         Method of increasing the reliability of iontophoresis system

6,394,994           27-Aug-2019         Method for testing the ability of an iontophoretic
                                        reservoir-electrode to deliver a medicament

6,377,848           25-Aug-2019         Methods of activating controller

   PATENT NUMBER      EXPIRATION DATE                           TITLE/DESCRIPTION
-----------------------------------------------------------------------------------------------------------
6,047,208           27-Aug-2017         Method of detecting events or conditions in an iontophoretic drug delivery system

6,107,777           25-Jul-2017         Circuit for causing a voltage step in a multi-cell battery

6,009,344           25-Jul-2017         Iontophoretic drug delivery system

6,377,847           30-Sep-2013         Iontophoretic drug delivery device and reservoir and method of making same

6,228,206           30-Jul-2017         Bonding agent composition containing conductive filler and method of bonding electrode to printed conductive trace with same

5,738,647           27-Sep-2016         User activated iontophoretic device and method for activating same

5,882,677           30-Sep-2017         Iontophoretic patch with hydrogel reservoir

5,795,321           18-Aug-2015         Iontophoretic drug delivery system, including removable controller

5,498,235           30-Sep-2014         Improved iontophoretic drug delivery device

5,876,368           30-Sep-2014         Iontophoretic drug delivery device having improved controller and patch

5,688,232           28-Sep-2015         Iontophoretic drug delivery device having an improved controller

6,029,083           04-Apr-2017         Circuit and method for automatically turning off an iontophoretic system

5,935,598           18-Jun-2017         Iontophoretic delivery of cell adhesion inhibitors

5,961,483           30-Sep-2016         Iontophoretic delivery of cell adhesion inhibitors

6,629,968           10-Dec-2020         Shelf storage stable iontophoresis reservoir-electrode and iontophoretic system incorporating the reservoir-electrode

6,635,045           30-Jun-2020         Shelf storage stable iontophoresis reservoir-electrode and iontophoretic system incorporating the reservoir-electrode

5,983,133           29-Sep-2017         Iontophoresis system with voltage step-up circuit

6,350,259           18-Jun-2017         Iontophoretic electrode assembly and method for controlling delivery of drug using competing ions
6,584,389           17-Nov-2017         Low cost electrode for an iontophoretic device

5,246,418           17-Dec-2011         Iontophoresis system having features for reducing skin irritation

5,306,235           30-Sep-2012         Failsafe iontophoresis drug delivery system

4,950,229           25-Sep-2009         Apparatus for an electrode used for iontophoresis

5,320,597           06-Aug-2008         Device and method for renewing electrodes during iontophoresis

5,284,471           08-Feb-2011         Electrode and method used for iontophoresis

5,334,138           02-Aug-2011         Method and composition for increased skin concentration of active agents by iontophoresis

5,131,403           05-Jun-2011         Method for obtaining blood using iontophoresis

5,310,403           18-May-2012         Iontophoretic drug delivery device and circuit therefore

5,817,044           06-Oct-2015         User activated iontophoretic device

5,458,569           08-Jun-2013         Wearable iontophoresis system

5,302,172           12-Apr-2011         Method and composition for iontophoresis

D366,702            30-Jan-2010         Iontophoretic drug delivery controller

D352,113            01-Nov-2008         Iontophoretic drug delivery system

D352,357            08-Nov-2008         Iontophoretic drug delivery system

5,954,684           30-Sep-2013         Iontophoretic drug delivery system and method for using same

5,540,669           30-Sep-2013         Iontophoretic drug delivery system and method for using same

5,494,679           27-Feb-2013         Molecules for iontophoretic delivery

5,843,015           28-Dec-2015         Molecules for iontophoretic delivery

   PATENT NUMBER      EXPIRATION DATE                           TITLE/DESCRIPTION
-----------------------------------------------------------------------------------------------------------
D352,782            22-Nov-2008         Iontophoretic drug delivery system

5,645,526           30-Sep-2014         Apparatus and method for ensuring compatibility of a reusable iontophoretic controller with an iontophoretic patch

5,682,726           30-Sep-2014         Method for forming and packaging iontophoretic drug delivery patches and the like to increase stability and shelf-life

5,713,846           27-Sep-2016         Iontophoretic drug delivery system, including method for
                                        activating same for attachment to patient

5,688,231           18-Nov-2014         Iontophoresis assembly including cleanable electrical contacts

5,693,024           27-Sep-2016         Iontophoretic drug delivery system, including method for
                                        determining hydration of patch

5,899,876           27-Aug-2017         Multiple site drug delivery system

5,895,369           30-Sep-2014         Iontophoresis patch/controller interconnection using a conductive elastomer to provide noise-free electrical contact between patch and controller

5,730,715           14-Jun-2016         Device for the iontophoretic administration of bisphosphonates

5,735,810           14-Jun-2016         Device for the iontophoretic administration of bisphosphonates

5,857,994           01-Oct-2016         Awakenable iontophoretic delivery device for reducing electrical sensation upon application thereof

6,018,680           01-Oct-2016         Awakenable iontophoretic delivery device for reducing electrical sensation upon application thereof

5,792,097           27-Sep-2016         Iontophoretic electrodes and surface active agents

5,797,867           27-Sep-2016         Iontophoretic drug delivery system, including method for
                                        activating same for attachment to patient

5,919,156           27-Sep-2016         Iontophoretic drug delivery system, including unit for dispensing patches

5,873,850           29-May-2017         Locking and disfiguring mechanism for an iontophoretic system

II.  FOREIGN PATENTS

735497              24-Jul-2018         Iontophoretic drug delivery system

0 934 098           22-Sep-2017         User activated iontophoretic device and method for activating same

0 934 098           22-Sep-2017         User activated iontophoretic device and method for activating same

0 934 098           22-Sep-2017         User activated iontophoretic device and method for activating same

0 934 098           22-Sep-2017         User activated iontophoretic device and method for activating same

2,249,039           29-Sep-2018         Iontophoretic patch with hydrogel reservoir

2,244,332           28-Jul-2018         Bonding agent and method of bonding electrode to printed
                                        conducted trace

69513672.0          29-Sep-2015         Improved iontophoretic drug delivery device

0 783 346           29-Sep-2015         Improved iontophoretic drug delivery device

69509782.2          29-Sep-2015         Iontophoretic drug delivery device having improved controller and patch

0 783 344           29-Sep-2015         Iontophoretic drug delivery device having improved controller and patch

0 783 344           29-Sep-2015         Iontophoretic drug delivery device having improved controller and patch

0 971 769           02-Apr-2018         Circuit and method for automatically turning off an iontophoretic system

   PATENT NUMBER      EXPIRATION DATE                           TITLE/DESCRIPTION
-----------------------------------------------------------------------------------------------------------
0 971 769           02-Apr-2018         Circuit and method for automatically turning off an iontophoretic system

0 971 769           02-Apr-2018         Circuit and method for automatically turning off an iontophoretic system

0 971 769           02-Apr-2018         Circuit and method for automatically turning off an iontophoretic system

P69225387.4         09-Dec-2012         Iontophoresis system having features for reducing skin irritation

0 547 482           09-Dec-2012         Iontophoresis system having features for reducing skin irritation

0 547 482           09-Dec-2012         Iontophoresis system having features for reducing skin irritation

49781/BE/98         09-Dec-2012         Iontophoresis system having features for reducing skin irritation

2026059             17-Dec-2011         Iontophoresis system having features for reducing skin irritation

0 448 299           15-Mar-2011         Method and composition for increased skin concentration of active agents by iontophoresis

0 448 299           15-Mar-2011         Method and composition for increased skin concentration of active agents by iontophoresis

0 448 299           15-Mar-2011         Method and composition for increased skin concentration of active agents by iontophoresis

0 448 299           15-Mar-2011         Method and composition for increased skin concentration of active agents by iontophoresis

2028663             15-Mar-2011         Method and composition for increased skin concentration of active agents by iontophoresis

P69221036.9         30-May-2012         Method for obtaining blood using iontophoresis

0 517 120           30-May-2012         Method for obtaining blood using iontophoresis

0 517 120           30-May-2012         Method for obtaining blood using iontophoresis

0 586 666           17-Mar-2013         User activated iontophoretic device

P69310844.4         17-Mar-2013         User activated iontophoretic device

0 586 666           17-Mar-2013         User activated iontophoretic device

0 586 666           17-Mar-2013         User activated iontophoretic device

25247/BE/97         17-Mar-2013         User activated iontophoretic device

0 586 666           17-Mar-2013         User activated iontophoretic device

2132348             17-Mar-2013         User activated iontophoretic device

2542792             17-Mar-2013         User activated iontophoretic device

2164850             18-Feb-2014         Wearable iontophoresis system

69424413.9          18-Feb-2014         Wearable iontophoresis system

0 702 579           18-Feb-2014         Wearable iontophoresis system

0 702 579           18-Feb-2014         Wearable iontophoresis system

24974/BE/00         18-Feb-2014         Wearable iontophoresis system

2802170             18-Feb-2014         Wearable iontophoresis system

2038097             12-Mar-2011         Method and composition for coiontophoresis

0 449 463           15-Mar-2011         Method and composition for iontophoresis

0 449 463           15-Mar-2011         Method and composition for iontophoresis

0 449 463           15-Mar-2011         Method and composition for iontophoresis

0 449 463           15-Mar-2011         Method and composition for iontophoresis

2087087             11-Jan-2013         Molecules for iontophoretic delivery

0 552 878           12-Jan-2013         Molecules for iontophoretic delivery

0 552 878           12-Jan-2013         Molecules for iontophoretic delivery

0 552 878           12-Jan-2013         Molecules for iontophoretic delivery

0 552 878           12-Jan-2013         Molecules for iontophoretic delivery

   PATENT NUMBER      EXPIRATION DATE                           TITLE/DESCRIPTION
-----------------------------------------------------------------------------------------------------------
22686/BE/99         12-Jan-2013         Molecules for iontophoretic delivery

2506543             12-Jan-2013         Molecules for iontophoretic delivery

0 934 097           19-Sep-2017         Iontophoretic drug delivery system, including method for
                                        activating same for attachment to patient

0 934 097           19-Sep-2017         Iontophoretic drug delivery system, including method for
                                        activating same for attachment to patient

0 934 097           19-Sep-2017         Iontophoretic drug delivery system, including method for
                                        activating same for attachment to patient

0 944 410           05-Sep-2017         Awakenable iontophoretic delivery device for reducing electrical sensation upon application thereof

0 944 410           05-Sep-2017         Awakenable iontophoretic delivery device for reducing electrical sensation upon application thereof

0 944 410           05-Sep-2017         Awakenable iontophoretic delivery device for reducing electrical sensation upon application thereof

0 944 410           05-Sep-2017         Awakenable iontophoretic delivery device for reducing electrical sensation upon application thereof

        Iontophoresis, as a way of delivering drugs, has been well known for many years. Our patent portfolio consists of innovations that advance basic iontophoresis technology through:

        o       enabling more efficient electrode designs;

        o       drug formulations enhancing iontophoresis;

        o specific transdermal patch features allowing convenient use and low manufacturing cost;

        o electronic circuitry and program algorithms improving the safety and control of medication delivery; and

        o ability to deliver specific classes of molecules not previously possible.

        We believe these patented features provide for improved clinical performance and provide a competitive advantage in manufacturing cost and quality. Some areas in which we have a particular concentration of patents are components, designs and formulations resulting in little to no skin sensation during delivery, delivery of cell adhesion inhibitors via iontophoresis, creating safe, single-use patches that cannot be inadvertently reused, and patches that can be used with drugs having limited aqueous stability.

        The issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. The patent positions of pharmaceutical, biotechnology and drug delivery companies, including our company, are uncertain and involve complex legal and factual issues. Accordingly, we cannot assure investors that our patents will prevent other companies from developing similar products or products which produce benefits substantially the same as our products, or that other companies will not be issued patents that may prevent the sale of our products or require us to pay significant licensing fees in order to market our products. If our patent applications are not approved or, even if approved, if such patents are circumvented or not upheld in a court of law, our ability to competitively exploit our patented products and technologies may be significantly reduced. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, we do not know whether any of our patent applications will be granted with broad coverage or whether the claims that eventually issue or that relate to our current patents will be circumvented. Since patent applications in the United States can be maintained in secrecy until patents issue, and since publication of discoveries in scientific or patent literature often lag behind actual discoveries, we cannot be certain that we were the first inventor of inventions covered by our issued patents or pending patent applications or that we were the first to file patent applications for such inventions. Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost to us, even if the eventual outcome is favorable. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require us to cease using the technology in dispute.

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

MANUFACTURING AND SUPPLIERS

        PATCH MANUFACTURING

        We have completed the design and development of all components of our single-use iontophoretic patches, including electrodes, printed circuitry, packaging and drug reservoirs. We have also designed, developed and constructed an automated manufacturing and assembly system for pre-commercial and commercial production of LidoSite patches. With this competency in place, we have the capability of developing and manufacturing other transdermal products.

        Initially, we plan to conduct our manufacturing in a 14,000 square foot section of our 13-01 Pollitt Drive facility in Fair Lawn, New Jersey. We have developed and installed our first generation manufacturing line, the projected maximum production capacity of which is 2 million patches per year. Additional capacity -- namely, a second automated manufacturing line -- is under construction at our equipment supplier, with whom we have a contract and to whom, as of December 31, 2004, we had made payment of approximately $1.6 million out of a total cost of $1.8 million for the machinery, which should provide us with sufficient capacity for up to three years. That machinery is scheduled for delivery during 2005. We design, develop and maintain our own manufacturing processes, but use third parties to build the automated assembly equipment and fabricate replacement parts when necessary.

        We recently executed a lease for a second facility to be utilized as we expand our manufacturing capacity. Operation of this second facility could result in substantial expenditures. See "Risk Factors -- Our need to expand our facilities will expose us to additional expenses that may materially adversely affect our results of operations" in Item 6 of this Annual Report.

        ELECTRONIC DOSE CONTROLLER DEVELOPMENT AND MANUFACTURING

        To date, we have gained significant expertise in the design and development of miniature, wearable electronic dose controllers using commercially available, off the shelf components assembled onto miniature circuit boards. The controller that has been developed for LidoSite is a simple, single-pulse device initiated by the push of a button, which turns on the electric current for a ten-minute interval as it delivers the drug. Sophisticated control circuitry senses the skin's electrical resistance and limits the amount of current that is delivered to a safe, comfortable level, thereby automatically adapting to a wide range of skin types and characteristics.

        Although we designed and developed the controller, have assembled several prototypes and own various patents on its design, we outsource manufacturing on a non-exclusive basis to a company specializing in contract manufacturing of electronic medical devices. In this way, we can use the knowledge and facilities of the supplier towards the goal of manufacturing a high-quality, cost-effective controller available in quantities sufficient to meet market demand. Manufacturing processes and electronic components for the controller are fairly standardized and widely available.

        Future versions of the dose controller for drugs other than lidocaine may incorporate features such as enhanced programmability, custom componentry including integrated circuitry, and radio frequency and telemetry technology as the designs evolve to fit various therapeutic applications and lifestyle aspects of the patient.

        SUPPLIERS

        Our principal suppliers are Hydrogel Design Systems, Inc., Advanced Labelworx and Altron Inc. We also purchase parts from single-source suppliers. Although we have not experienced significant production delays attributable to supply changes, we believe that, for integrated circuits and hydrogel in particular, alternative sources of supply would be difficult to develop over a short period of time. Because we have no direct control over our third-party suppliers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary parts or products, we may be unable to redesign or adapt our technology to work without such parts or find alternative suppliers or manufacturers. In such events, we could experience interruptions, delays, increased costs, or quality control problems.

GOVERNMENTAL REGULATION

        Under the United States Food, Drug and Cosmetic Act, "new drugs" must obtain clearance from the FDA before they can be marketed lawfully in the United States. Applications for marketing clearance must be based on extensive clinical and other testing, the cost of which is very substantial. Approvals -- sometimes including pricing approvals -- are required from health regulatory authorities in foreign countries before marketing of pharmaceutical products may commence in those countries. Requirements for approval may differ from country to country, and can involve additional testing. There can be substantial delays in obtaining required clearances from both the FDA and foreign regulatory authorities after applications are filed. Even after clearances are obtained, further delays may be encountered before the products become commercially available in countries requiring pricing approvals.

        Product development generally involves the following steps which are required by the regulatory process:

        o preclinical development, during which initial laboratory development and in vitro and in vivo testing takes place;

        o       submission to the FDA of an investigational new drug application
                (IND) for the commencement of clinical studies;

        o adequate and well-controlled human clinical trials -- Phase I, II and III studies --to establish the safety and efficacy of the product;

        o submission of an NDA to the FDA requesting clearance to market the product and comparable filings to regulatory agencies outside the United States if the product is to be marketed outside of the United States; and

        o clearance from the FDA -- and foreign regulatory authorities, if applicable -- must be obtained before the product can be marketed.

        Medical devices are subject to comparable regulatory requirements.

        Each of these steps can take several years and can cost tens of millions of dollars. Failure to obtain, or delays in obtaining, regulatory clearance to market new products, as well as other regulatory actions and recalls, could adversely affect our financial results.

        The packaging, labeling and advertising of pharmaceutical products are also subject to government regulation. The FDA recommends preclearing advertising materials prior to the launch of a product, and the launch materials for products receiving an accelerated FDA clearance must be precleared by the FDA. With an accelerated FDA clearance, all labeling and advertising must be submitted to the FDA 30 days prior to use, unless the FDA determines otherwise. In addition, the FDA may require that additional clinical studies - Phase IV studies - be completed after clearance to market a product has been granted.

        Our research and development, manufacturing and distribution operations involve the use of hazardous substances and are regulated under international, federal, state and local laws governing health and safety and the environment. We believe that our operations comply in all material respects with applicable environmental laws and worker health and safety laws; however, the risk of environmental liabilities cannot be eliminated and we cannot assure investors that the application of environmental and health and safety laws to us will not require us to incur significant expenditures. We estimate that the annual expenditures related for compliance with applicable health and safety and environmental laws is approximately $0.1 million.

EMPLOYEES

        At December 31, 2004, we had a staff of 73 employees, of which two are part-time employees and 71 are full-time employees. Of those 73 employees, 23 are in manufacturing and process development, 19 in regulatory, quality and analytical services, 15 in research and development, 2 in business development and marketing and 14 in administration and management. We believe that our relations with our employees is good.

INVESTOR INFORMATION

        Our Internet website address is WWW.VYTERIS.COM. We make available, free of charge on our website, by clicking on the SEC filings link on our home page, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission (the " SEC").

ITEM 2. PROPERTIES.

        We sub-lease approximately 27,000 square feet of manufacturing, warehouse, laboratory and office space in Fair Lawn, New Jersey from Becton Dickinson. This sub-lease expires in 2006 and is renewable at Becton Dickinson's option. These facilities include manufacturing space sufficient to house our current patch manufacturing and packaging equipment, and a second manufacturing line currently being built to our specifications. Our facilities also contain prototype labs for simultaneous production of clinical supplies of multiple products, and nine additional labs for research and development and quality control purposes.

        We recently entered into a lease for additional space located at 17-01 Pollitt Drive in Fair Lawn, New Jersey, approximately 200 yards from our headquarters building. The lease covers approximately 26,255 square feet of space. We intend to utilize the majority of this space as a second manufacturing facility. The lease term expires in March 2015.

ITEM 3. LEGAL PROCEEDINGS.

        In January 1999, Alza Corporation filed an opposition in the European Patent Office, or EPO, against European Patent No. 0 547 482, entitled "Iontophoresis System Having Features for Reducing Skin Irritation." We refer to this patent as the " `482 patent." Becton Dickinson owned the `482 patent at the time Alza filed the opposition and filed an answer challenging the opposition. Becton Dickinson subsequently assigned the patent to the Company. The EPO issued a preliminary opinion on November 11, 2000 upholding the `482 patent. During an oral hearing in the opposition on March 5, 2001, however, the EPO ruled that the `482 patent's claims lacked an inventive step, and it therefore revoked the patent. We appealed the EPO's decision. We requested oral arguments and submitted written arguments to the EPO on March 26, 2004 for its consideration of amended claims believed patentable over the prior art of record.

        In August 2000, Alza filed an opposition in the EPO against European Patent No. 0 783 346, entitled "Improved Iontophoretic Drug Delivery Device." We refer to this patent as the "'346 patent." Becton Dickinson then owned the '346 patent, and subsequently assigned the patent to us. In the opposition, Alza alleged that the patent should be revoked because, among other things, each of the claims lacks novelty or an inventive step over the prior art. We responded to the opposition by amending the specification of the patent, canceling two of the patent's claims, and submitting arguments that the remaining claims are patentable over the prior art. Subsequently the opposition was heard at the EPO on October 8, 2002 and the EPO panel ruled in favor of us. Alza has appealed the EPO panel's decision and final oral arguments will be required prior to a decision on the appeal.

        In September of 2004, Alza filed an opposition in the EPO against European Patent No. 0 971 769, entitled, Circuit and Method for Automatically Turning Off an Iontophoretic System, which we refer to as the " `769 patent." In the opposition, Alza has alleged that the `769 Patent should be revoked because each of the claims lacks novelty or an inventive step over the prior art. The deadline for our response has been set for March 5, 2005.

        During February 2005, we received correspondence from Dr. George Nascaris, whom we believe to be the principal of Greystone Healthcare Group, Inc., and Dr. Nascaris' counsel threatening to bring a lawsuit or mediation proceeding against us. in connection with a dispute over fees which Greystone alleges should have been paid pursuant to an agreement between us and Greystone with respect to an alternative financing transaction which neither Vyteris nor Treasure Mountain has consummated, nor is currently pursuing. We believe that Greystone's claims are without merit and that, if such a suit or proceeding is actually commenced, that Treasure Mountain and Vyteris will have substantial defenses and counterclaims against Greystone. If such a suit or proceeding is actually commenced against either Treasure Mountain or Vyteris, we intend to defend it vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        During the fourth quarter of 2004, there were no matters submitted to a vote of securities holders, through the solicitation of proxies or otherwise.

                                                      PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Treasure Mountain's common stock became eligible to be traded in the over-the-counter market in February 2002. Quotations are published on the OTC Bulletin Board under the symbol "TMHI" and in the National Quotation Bureau, Inc. "pink sheets" under Treasure Mountain Holdings, Inc. We are not aware of an active trading market in Treasure Mountain shares and, accordingly, there is no history of reported trades in the public market for Treasure Mountain shares.

        Based on shares outstanding as of December 31, 2004 there are approximately 845 holders of our common stock and two holders of our rights certificates for Treasure Mountain Series B convertible redeemable preferred stock.

        As of December 31, 2004, Treasure Mountain had not adopted any equity compensation plan. The following table provides information regarding options outstanding as of December 31, 2004.

                                                    (a)
                                                 Number Of               (b)                    (c)
                                              Securities To Be     Weighted-Average     Number of Securities
                                                Issued Upon         Exercise Price    Remaining Available For
                                                Exercise Of               of           Future Issuance Under
                                                Outstanding          Outstanding        Equity Compensation
                                                  Options,             Options,           Plans (Excluding
                                                  Warrants             Warrants         Securities Reflected
              Plan Category                      and Rights           and Rights           in Column (A))
              -------------                      ----------           ----------           --------------
Equity Compensation Plans Approved by
Stockholders of Vyteris, Inc.                     7,142,768              $0.19               21,891,958

Equity Compensation Plans Not Approved by
Such Stockholders                                         -                  -                        -
                                                  ---------              -----               ----------
    Total                                         7,142,768              $0.19               21,891,958
                                                  =========              =====               ==========

        This table reflects the 4.19 conversion ratio set forth in the Merger Agreement.

        This table does not include options which we will be required to grant to Vincent De Caprio, our chief executive officer, upon adoption of the proposed amendments to our articles of incorporation. Under the terms of Dr. De Caprio's employment agreement, he is entitled to receive additional stock options to assure that he retains four percent beneficial ownership for a specified period of time.

DIVIDEND POLICY

        We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and other factors the board of directors deems relevant, including the provisions of any applicable credit agreements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE OTHER FINANCIAL INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS FORM 10-KSB. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING THOSE DISCUSSED IN "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-KSB.

MERGER

        On September 29, 2004, Treasure Mountain Holdings, Inc. completed a business combination in which Vyteris merged with a wholly-owned subsidiary of Treasure Mountain Holdings, Inc. As a result of the Merger, Vyteris became Treasure Mountain Holdings, Inc.'s wholly-owned subsidiary and the former stockholders of Vyteris became stockholders of Treasure Mountain Holdings, Inc. (See Item 1 of this Annual Report on Form 10-KSB.) At the time of that business combination, Treasure Mountain Holdings, Inc. had no active business. As a result, Treasure Mountain Holdings, Inc.'s principal business after that business combination became the business in which Vyteris has been engaged since its inception in November 10, 2000.

        After the Merger, the former stockholders of Vyteris owned 98.2% of the outstanding common stock and rights certificates to receive common stock of Treasure Mountain Holdings, Inc. The former directors of Treasure Mountain Holdings, Inc. resigned immediately prior to the Merger and the directors of Vyteris immediately prior to the Merger became the sole directors of Treasure Mountain Holdings, Inc. Similarly, the former officers of Treasure Mountain Holdings, Inc. resigned immediately prior to the Merger and the executive officers of Vyteris immediately prior to the Merger became the sole officers of Treasure Mountain Holdings, Inc.

        The consolidated balance sheet as of December 31, 2004 and 2003 and the consolidated statements of operations for the years ended December 31, 2004, 2003, 2002 and for the period from November 10, 2000 (inception) to December 31, 2004 consolidate the historical financial statements of Treasure Mountain with Vyteris after giving effect to the Merger, with Vyteris as the accounting acquiror, by recording the transaction as the issuance of Vyteris stock for the net monetary assets of Treasure Mountain, accompanied by a recapitalization with no goodwill or other intangibles recorded. Treasure Mountain had been engaged in the development and operations of mining properties until 1957, when the operations were abandoned and Treasure Mountain became inactive. Treasure Mountain has been in the developmental stage since that date.

OVERVIEW OF TREASURE MOUNTAIN

        We have developed and produced an electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to administer certain therapeutics either directly to the skin or into the bloodstream.

        We are a development stage enterprise and, as yet, have not generated any revenues from product sales of our drug delivery system. Since we began operations on November 10, 2000, we have devoted the majority of our resources to the development of our first product, LidoSite. We have been unprofitable since our inception and have incurred a cumulative loss of $56.0 million through December 31, 2004. These losses have resulted principally from expenses incurred in research and development activities. From inception on November 10, 2000 through December 31, 2004, we have incurred approximately $34.8 million of research and development expenses, $12.8 million of general and administrative expenses and $10.3 million of interest expense, partially offset by revenues of $0.9 million, interest income of $0.4 million and $0.6 million of cash realized through the sale of approximately $7.2 million of our New Jersey net operating losses. Losses are expected to continue.

        Our current business model is to exploit our proprietary technology through the development and commercial introduction of pharmaceutical products. We do not have sufficient capital or the sales and distribution capabilities to perform on our own, all of the steps involved in the commercial introduction of a pharmaceutical product and therefore must partner with pharmaceutical companies that can provide the necessary capital and the sales and distribution know-how and resources. Once we sign a development and marketing agreement with a partner, our objective is to generate revenues from three sources: development fees and related milestone payments during the product development and pre-commercialization phase, royalties on product sales made by our partners and manufacturing income from the supply of product to our partners.

        The process of attracting development and marketing partners begins with one or more feasibility studies. Conducting feasibility studies is a normal recurring part of our business. Our business objective in conducting feasibility studies is to demonstrate the viability of our technology for the development of the product and thereby interest potential partners in entering into development, marketing and supply partnerships with us. Certain feasibility studies are funded by our potential development partners, while others are conducted at our own expense. We set the price for revenue producing feasibility studies at what we anticipate our actual costs to be. We do not expect to make a profit on such activities. Revenue generating feasibility studies have been limited to date and do not occur regularly and are not expected to produce significant revenues for us.

        The business decision making process for choosing a product for development and partnering includes the evaluation of the size of the potential market for the product, the current and expected competition for that product, the expected selling price, the expected cost to manufacture, the sales and distribution capabilities of our potential partner, the patent status of the drug compound, the patent status of our technology with respect to the product, and the cost, timing and degree of difficulty to commercialize the product.

        Our drug delivery technology is unproven in the market place; our LidoSite product is the first such product to be approved for commercial sale by the FDA. The unproven nature of our technology in the market place is the principal challenge we face in attracting a development and marketing partner. In certain instances we will perform feasibility studies on our own and use the data from those studies to attract the interest of potential partners.

        In our development and marketing partnerships we will look to minimize our cash contribution to the development, clinical trials and FDA approval processes and maximize our revenues based on the commercial sales of the products. Each product is different in terms of the costs and time to develop, the clinical trials required, the FDA approval process, the projected manufacturing costs and the projected product pricing and sales levels. Therefore, each development and marketing partnership is expected to have materially different economics for our partners and us.

        Developing pharmaceutical products is an inherently risky business. A pharmaceutical product can fail at any point during the development cycle. Pharmaceutical products can also fail after regulatory approval, as new safety information on the product becomes known after widespread use or as competitive products emerge.

        As we intend to be the manufacturer of each new product, we will have to make significant investments in manufacturing equipment, test materials and facilities for each new product. Certain of our manufacturing lines require long lead times to construct. As a result, we may be required to invest in equipment well before we are able to use that equipment.

        We currently conduct all of our product development, manufacturing and administrative activities at one location in Fair Lawn, New Jersey. We have recently entered into a lease for a second facility that is within walking distance of our current facility.

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

        Our business model with respect to LidoSite was different than our current model. With the LidoSite product we completed the entire development and FDA approval process without a partner, seeking a partner for sales and distribution only.

        In 2002, we entered into a license, development and distribution agreement with B. Braun for our transdermal lidocaine delivery system, LidoSite. Upon signing the agreement, B. Braun made an upfront, non-refundable license fee payment of $0.3 million to us, and purchased $0.5 million of our common stock.
B. Braun has an option to invest another $0.5 million in equity upon commencement of sales of LidoSite.

        The principal terms of the agreement provide that:

        o B. Braun will be responsible for the cost of marketing and selling the LidoSite product.

        o We will be responsible for the costs of manufacturing the LidoSite product.

        o B. Braun will have minimum purchase requirements of 636,000 LidoSite patches during 2005, 1,140,000 LidoSite patches during 2006, 1,995,000 LidoSite patches during 2007 and 2,992,500
                LidoSite patches during 2008. Thereafter, B. Braun and we will negotiate the minimum purchase requirements annually.

        o B. Braun is obligated to pay us 60% of B. Braun's net selling price for the LidoSite product during 2005 and 2006, and 50% of the net selling price thereafter. Such payments are to be made on a calendar quarterly basis and are to be made within 45 days following the close of each calendar quarter.

        o We are obligated to sell the controller units to B. Braun at the lesser of $30.00 or, at the price at which we purchase the controllers from a third party.

        o B. Braun is obligated to provide us with a binding, quarterly purchase order for the LidoSite patch and LidoSite controller at least 120 days in advance of the commencement of the quarter, together with a rolling forecast of orders of the succeeding three quarters. B. Braun is obligated to purchase at least 75% of the quantity of products set forth in the rolling forecast.

        The license, development and distribution agreement with B. Braun is terminable upon a failure by the Company or B. Braun to comply with or perform any material provisions of the agreement. Upon termination, B. Braun will have the right to continue to purchase LidoSite patches and controllers for sale to those customers to whom B. Braun had contractual commitments. If the contract is terminated due to the failure of the Company to comply with contractual terms, then the Company is obligated to transfer and assign its rights in the NDA and 510(K) to B. Braun, B. Braun's license will become perpetual and B. Braun will acquire the right to manufacture or have manufactured the LidoSite patches and controllers.

        Commercial distribution of LidoSite began in January 2005. Our projected maximum production capacity is 2 million units per year on our current equipment. At this production level we do not anticipate making the units cost-effectively and expect to post a loss from the sale of LidoSite in the first year. In order to manufacture the product cost-effectively we need to increase our manufacturing efficiency. We are in the process of executing a manufacturing capacity expansion plan, which we believe will result in increased efficiency, through the leasing of additional manufacturing space and the acquisition of a second manufacturing line that is expected to operate at four to five times the capacity of our current equipment. This manufacturing expansion plan is expected to be completed in the second quarter of 2006. Our manufacturing expansion plan may be adversely impacted by unanticipated cost overruns and/or shortages of supply over which we have no control.

        In November 2000, Becton Dickinson transferred to us certain assets in exchange for common stock, preferred stock and a royalty agreement. Included in the transferred assets were certain patents. The royalty agreement requires us to pay a royalty to Becton Dickinson equal to the greater of 5% of revenues earned by us from the LidoSite product after November 20, 2005 or 20% of the royalties earned by us from the sale of products subsequent to November 10, 2005 that substantially use any of those certain patents.

        Since our inception in November 2000, we have conducted feasibility studies on several potential products. These activities have resulted in one development and marketing agreement to date, the agreements with Ferring described below. In September 2004, we entered into two agreements with Ferring covering a product for female infertility. One of the agreements is a License and Development Agreement and the other, a Supply Agreement.

        The principal terms of the License and Development Agreement and, the Supply Agreement, provide that:

        o We are responsible for all product development activities. Product development activities include all activities associated with the design, engineering and laboratory testing of the physical product and its manufacturing processes, including hardware, software, materials, components, specifications, procedures and manufacturing equipment.

        o Ferring is obligated to reimburse us for 50% of our product development costs, provided such costs do not exceed 110% of the amount budgeted.

        o       Ferring is responsible for all regulatory filings.

        o Ferring is responsible for the conduct of, and cost of, clinical trials. Clinical trials include experimental testing of the product on humans in a clinical environment according to FDA guidelines to demonstrate safety and efficacy and ultimately gain FDA approval. This includes all activities associated with design of the experimental trials, selecting the test centers, personnel costs associated with carrying out the trials, acquisition and analysis of data from the trials, and presentation or publication of the data in a format suitable for submission to the FDA.

        o Ferring is obligated to pay up to $9 million on the occurrence of certain events. $250,000 of such fees had been earned by us and paid by Ferring as of February 8, 2005. Subsequent payments are due as follows:

                o Successful development in animals of a twelve-hour patch: $250,000.

                o       Election by Ferring to initiate Phase II Trials:
                        $2,500,000.

                o       Election by Ferring to initiate Phase III trails:
                        $3,500,000.

                o The first submission in the United States of the NDA or approval by a regulatory authority in the United Kingdom, France, Germany, Spain and Italy, of an application to market the female infertility product:
                        $2,000,000.

                o Receipt of FDA approval to market the female infertility product: $500,000.

                o Ferring is also obligated to make revenue share payments to us and to pay a transfer price to us. The combination of the revenue share and transfer price payments to us are estimated by us to range from a low of 7% to a high of 20% of the revenues Ferring derives from the sales of the female infertility product (actual results could be materially higher or lower than this range). The statements made in this paragraph are "forward-looking statements" and there are no assurances that these projections will be attained. These forward looking statements are subject to risks and uncertainties, including the risks outlined in this paragraph and under the "Risk Factors" identified below. Our potential revenue will depend upon on several factors, including the selling price per unit charged by Ferring, the gross sales of the product made in each year, the number of units sold and the contract year. In turn, the preceding factors are themselves dependent upon other factors, including but not limited to, the final patch and controller design, the number of patches to be used in a day, the number of days per course of therapy and the amount of drug to be loaded into each patch in order to achieve therapeutic levels of the active ingredient. As we are several years away from commercial launch of this product, we cannot predict with any degree of certainty the actual amount of revenues that we will derive from the Ferring agreements.

        We have funded our operations from inception on November 10, 2000 through December 31, 2004 through an initial $9 million equity investment made by Spencer Trask Specialty Group, LLC, or STSG; $24 million of debt financing from STSG and its related parties, which was converted into common and preferred stock on March 31, 2004; $15 million in gross proceeds from the sale of common stock and warrants through a private placement; $8 million in gross proceeds from the sale of bridge notes, also referred to as the December Notes, subsequently converted to equity and warrants through a private placement; $0.8 million received in connection with the B. Braun agreement; and $0.6 million of cash realized through the sale of approximately $7.2 million of our New Jersey net operating losses under a program sponsored by the State of New Jersey. In addition, STSG has agreed to provide us with up to $5 million in a working capital facility.

        On December 31, 2004 our cash position was $6.4 million. We expect that our cash position of $6.4 million, together with the funds to be made available to us under the working capital facility, will be sufficient to finance our operations at least through July 2005. We may need to raise additional funds, however, in order to fund operating contingencies, to develop new applications of our technologies, to respond to competitive pressures and/or to acquire or invest in complementary businesses, technologies or services. Additional funding may not be available on favorable terms or at all.

CRITICAL ACCOUNTING POLICIES

        Our discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in Note 2 to the consolidated financial statements. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported revenues and expenses during the period.

        We consider certain accounting policies related to revenue recognition, accrued expenses, stock-based compensation and operating expenses to be critical to our business operations and the understanding of our results of operations.

        REVENUE

        PRODUCT REVENUE. Through December 31, 2004, we have not had any product revenue. We will recognize product revenue, net of allowances for anticipated returns, provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments.

        FEASIBILITY STUDIES. We conduct feasibility studies to demonstrate the viability of our technology to interest potential partners to enter into a development, marketing and supply partnership. Revenues on feasibility studies are measured using the proportional performance method of accounting. Such studies are typically completed within a one- to three-month period. Revenue producing feasibility studies do not occur regularly, are priced at what we anticipate the actual costs will be and are not expected to produce material revenues or a profit. When applying the proportional performance method, we rely on total expected input (contract) costs in order to determine the amount of revenue earned to date. We follow this method because reasonably dependable estimates of the revenue applicable to various contract milestones can be made. We monitor estimates of total contract revenues and cost on a routine basis throughout the contract period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss in the period in which the anticipated loss becomes known. We issue invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue.

        DEFERRED REVENUE. Non-refundable upfront fees are deferred and recognized as revenue on a straight-line basis in accordance with the contract terms and generally over the lives of the agreements.

        REVENUES FROM REIMBURSEMENT OF DEVELOPMENT COSTS. In accordance with Emerging Issues Task Force Issue 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, we recognize revenues for the reimbursement of development costs when we bear all the risk for selection of and payment to vendors and employees.

        ACCRUED EXPENSES

        As part of the process of preparing our consolidated financial statements, we are required to estimate certain expenses. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated expenses for which we accrue include professional service fees, contract service fees and fees paid to contract research organizations in connection with the conducting of clinical trials. Our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. In the event that we do not identify certain costs which have begun to be incurred or we under-estimate or over-estimate the level of services performed or the costs of such services for a period, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often estimated. We make these estimates based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.

        STOCK-BASED COMPENSATION

        As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, we elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations in accounting for our employee option plans. Under APB No. 25, no compensation expense is recognized at the time of an option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of the grant and the number of shares to be issued pursuant to the exercise of such options are fixed on the date of the grant.

        We account for options issued to non-employees under SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The fair value of options issued to non-employees is recorded as an expense and we periodically re-measure the option value until the option is exercised, expired or forfeited.

        Currently there is no active trading market for our common stock. Additionally, prior to the Merger with Treasure Mountain in September 2004, Vyteris was a private company. Therefore determining the fair value of our common stock involves significant estimates and judgments. In considering the fair value of the underlying stock when we grant options, we consider several factors, including third party valuations and the fair values established by market transactions. Stock-based compensation includes estimates of when stock options might be exercised and stock price volatility. The timing for exercise of options is out of our control and will depend, among other things, upon a variety of factors, including our market value and the financial objectives of the holders of the options. We have limited historical data to determine volatility in accordance with Black-Scholes modeling. In addition, future volatility is inherently uncertain and the model has its limitations. These estimates can have a material impact on stock-based compensation expense in our consolidated statement of operations but will have no impact on our cash flows.

        OPERATING EXPENSES

        RESEARCH AND DEVELOPMENT EXPENSES. Since inception on November 10, 2000, our research and development activities have been focused primarily on completing the development of, gaining regulatory approval for, and preparing for the commercial launch of our first product, LidoSite.

        All costs related to the development of, and gaining regulatory approval for a product, and all costs incurred in preparing for the commercial launch of a product that must be approved by the FDA before commercial sales can commence, are expensed as incurred, including raw materials costs, manufacturing labor and allocation of overhead. Products manufactured with raw materials acquired subsequent to FDA approval will be capitalized as inventory. Our research and development expenses associated with LidoSite will be reduced in the first part of 2005 and subsequent periods as a result of this accounting treatment; however, we do not expect our total cash outlays to be less.

        GENERAL AND ADMINISTRATIVE EXPENSES. Since inception on November 10, 2000, our general and administrative activities have been focused primarily on supporting our LidoSite product, attracting pharmaceutical partners, capital-raising activities, maintenance of our patent portfolio, building our staff and, more recently preparing ourselves to be part of a publicly-held company.

RECENTLY ISSUED ACCOUNTING STANDARDS

        As permitted by SFAS, No. 123, we currently account for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123 (revised 2004), Share-Based Payment, an Amendment of Financial Accounting Standards Board, FASB, Statements No. 123 and 95's, fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement No. 123 (revised 2004) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement No. 123 (revised 2004) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income and earnings per share to our consolidated financial statements. Statement No. 123 (revised 2004) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

        In November of 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. SFAS No. 151 also requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. We do not believe that the impact of this new standard will have a material effect on our prospective financial condition or results of operations.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-Monetary Assets, an Amendment of APB No. 29 ("SFAS No. 153"). SFAS No. 153 amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions." Earlier guidance had been based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged and APB No. 29 included certain exceptions to this principle. However, SFAS No. 153 eliminated the specific exceptions for nonmonetary exchanges with a general exception for all exchanges of nonmonetary assets that do not have commercial and economic substance. A nonmonetary exchange has commercial substance only if the future cash flows of our company is expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe that the impact of this new standard will have a material effect on our prospective financial condition or results of operations.

CONSOLIDATED RESULTS OF OPERATIONS

        The following table sets forth the percentage increases or decreases in certain line items on our consolidated statement of operations for the years ended December 31, 2004 and 2003.

                                          YEARS ENDED DECEMBER 31,
                                     2004 VS. 2003       2003 VS. 2002
                                    -----------------------------------

  Revenues.....................           21.2%               32.1%
  Research and development.....           31.1%               21.2%
  General and administrative...           65.8%              (15.1)%
  Interest expense, net........          327.9%              117.6%
  Net loss.....................           80.1%              16.4%

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2004 AND 2003

        REVENUES

        Our revenues from inception (November 10, 2000) through December 31, 2004 have been minimal, totaling $0.9 million and derived primarily from research feasibility studies for pharmaceutical companies and, in 2004, from the reimbursement of development costs. Total revenues were $242,000 in 2004 compared to $200,000 in 2003, an increase of 21.2% or $42,000. The increase in revenues in 2004 relates to reimbursement of development costs of approximately $138,000 and the recognition of approximately $11,000 of deferred non-refundable upfront fees partially offset by a decrease of $107,000 in feasibility study income earned during the period.

        We recently entered into an agreement with Ferring for the development, licensing and supply of a product for female infertility. Product development activities and related revenues commenced during the fourth quarter of 2004. We received a license fee payment of $0.15 million during 2004 and an additional $0.1 million in the first quarter of 2005. Additionally, we could receive up to an additional $8.75 million in payments upon the completion of significant milestones during the implementation of the development plan. When the product is commercially launched, we will receive revenue share payments based upon a percentage of net sales; however, commercial launch is several years away. In addition, a percentage of our product development activities will be reimbursed. License fees revenues will be deferred and recognized over the term of the agreement and reimbursement of product development activities will be recognized as incurred. This agreement may be canceled on short notice and may be terminated in the event that we do not maintain at least three months' cash, as defined in the agreement, during the development period.

        We expect our revenues to increase beginning in the first quarter of 2005 with the commencement of sales of our LidoSite product by B. Braun in January 2005. First year sales are projected to be less than $5 million during our first year of distribution. Our current production capacity is limited, as we will be launching LidoSite from a pilot manufacturing operation and, therefore, our revenues during 2005 from LidoSite will be constrained by our production capacity.

        RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses were $11.5 million for 2004, compared to $8.7 million in 2003, an increase of 31.1% or $2.7 million. This increase is primarily attributable to increases in our production, quality control and quality assurance staff in anticipation of the commercial launch of LidoSite, and expenditures for raw materials for practice production runs, as well as continued spending on stabilizing raw material suppliers and in preparation of the FDA's inspection of our facility and processes. We intend to continue to invest a significant percentage of our capital in our research and development efforts.

        All costs related to the development of, and gaining regulatory approval of our LidoSite product, and all costs incurred in preparing for its commercial launch that must be approved by the FDA before commercial sales can commence, were expensed as incurred in 2004, including raw materials costs, manufacturing labor and allocation of overhead. Subsequent to the FDA's approval to commence commercial sales of LidoSite in the first part of 2005, all such costs will be capitalized as inventory. We expect that our research and development expenses associated with LidoSite may be reduced in the first part of 2005 and subsequent periods as a result of this accounting treatment; however, we do not expect our total cash outlays to be less.

        GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses totaled $4.1 million in 2004, compared to $2.5 million in 2003, an increase of 65.8% or $1.6 million. This increase of $1.6 million is principally attributable to Merger related expenses incurred in 2004, additional headcount and various general and administrative costs required to operate as a public company.

        INTEREST EXPENSE, NET

        Interest expense, net, was $7.6 million in 2004, compared to $1.8 million in 2003, an increase of 327.9%, or $5.8 million. This increases of $5.8 million is principally attributable to non-cash interest expenses. Non-cash interest expense totaled $6.2 million for 2004. The non-cash interest expenses related to our 8% convertible secured promissory notes due December 31, 2004, which we refer to as the December Notes; such expenses reflect the costs of the offering of the December Notes, the fair value of the warrants we issued to the investors in that offering, the fair value of the warrants issued to the placement agent in that offering and the beneficial conversion feature associated with the December Notes. Management estimated that the warrants issued to the investors with the December Notes had an aggregate fair value of approximately $1.9 million and that the beneficial conversion feature had a value of $2.4 million. These costs were recognized as interest expense during 2004.

        Deferred financing costs of approximately $2.4 million relating to the December Notes private placement transaction were initially capitalized and amortized over the term of the December Notes. Amortization expense of $1.9 million was included in interest expense in the accompanying consolidated statements of operations in 2004. Upon the conversion of the December Notes into common stock, we recorded $0.5 million of non-cash deferred financing costs in additional paid-in capital.

        Effective upon the cancellation of all outstanding shares of the Vyteris Series A convertible stock on September 29, 2004, the holders of rights certificates for Treasure Mountain Series B convertible redeemable preferred stock were entitled to receive, ratably, an annual 8% cumulative dividend out of funds legally available therefore, payable quarterly. We have classified our rights certificates for Treasure Mountain Series B convertible redeemable preferred stock as a long-term liability in the accompanying consolidated balance sheets. Accordingly, we recorded interest expense of $0.15 million for the period September 30, 2004 to December 31, 2004.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2003 AND 2002

        REVENUES

        Total revenues were $200,000 for 2003 compared to $151,452 for 2002, an increase of 32.1% or $48,548. The increase of $48,548 was related to an increase in feasibility study income earned during the period. Revenue generating feasibility studies do not occur regularly and are not the revenue base on which we plan to build our business.

        We signed a License, Development and Distribution Agreement with B. Braun on September 20, 2002. Upon execution of that agreement, B. Braun made a milestone payment of $0.3 million to us and invested $0.5 million in our common stock. The agreement also provides B. Braun with the option to invest up to $0.5 million to purchase additional shares of common stock upon the commercial introduction of LidoSite. The $0.3 million milestone payment will be recognized as revenue ratably over the ten-year contract term beginning with the commercial introduction of LidoSite.

        OPERATING EXPENSES

        RESEARCH AND DEVELOPMENT EXPENSES. We incurred $7.2 million of research and development expenses during 2002. During 2003, our research and development expenses increased by 21.2%, or $1.5 million, to $8.7 million. During 2002 most of our research and development activities were devoted to the preparation and filing of our NDA for LidoSite. During 2003 our research and development efforts were focused upon the stabilization of suppliers of raw materials for LidoSite, responding to the FDA on our NDA for LidoSite, preparing and validating our systems and processes for our FDA inspection, increasing our production and quality staff and preparing our facility for the commercial manufacture of our LidoSite product.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $2.9 million in 2002. General and administrative expenses declined by 15.1% to $2.5 million in 2003. This decline was primarily related to the fact that the costs of maintaining and defending our patent portfolio were materially less in 2003 than in 2002.

        INTEREST EXPENSE, NET

        During 2002 and 2001, we issued approximately $11.0 million aggregate principal amount of debt instruments, resulting in interest expense of $0.8 million for the year ended December 31, 2002. During 2003, we issued an additional $13.0 million aggregate principal amount of debt instruments, resulting in interest expense of $1.8 million for the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

        From inception (November 10, 2000) through December 31, 2004, we have used $42.9 million in cash in our operating activities. The principal factor in this use of cash has been our net loss, which aggregated $56.0 million since our inception date through December 31, 2004. Our cumulative net loss, in turn, has resulted principally from $34.8 million of expenditures we have incurred in our research and development efforts, $12.8 million of general and administrative expenses and $10.3 million of interest expense. Partially offsetting our cumulative net loss is depreciation and amortization expense of $8.6 million and a $5.0 million increase in accounts payable, accrued expenses and amounts due to related parties.

        From inception (November 10, 2000) through December 31, 2004, we used $3.0 million of cash in investing activities, reflecting purchases of equipment, the largest component of which is our second manufacturing line. We have nearly completed the payments of our second manufacturing line: through December 31, 2004, we had paid $1.6 million of the total purchase price of $1.8 million. We can expect a significant increase in equipment purchases when and if it becomes necessary to add additional manufacturing capacity.

        We have funded our operations and equipment purchases through our financing activities, producing $52.3 million in net cash from inception (November 10, 2000) through December 31, 2004. Our principal stockholder, STSG, contributed $9 million at our inception; we used those funds to fund our initial operations after we acquired the transdermal systems unit of Becton Dickinson from Becton Dickinson. From that time until 2004, STSG remained our principal source of capital. During 2002 we financed our operations through the issuance of $9.7 million of convertible debt to STSG and other related parties, as well as through a $0.5 million equity investment by B. Braun and an up-front license fee payment by B. Braun of $0.3 million. During 2003, we issued $10 million of convertible debt and $2.9 million of secured debt to STSG and other related parties.

        On March 31, 2004, we consummated a transaction with STSG and a related entity. We issued to STSG and such related party an aggregate of 23 million shares of Vyteris common stock (which were converted into 22,913,475 shares of Treasure Mountain common stock and rights certificates for an additional 73,456,525 shares of Treasure Mountain common stock upon consummation of the Merger) and 7.5 million shares of Vyteris Series C convertible redeemable preferred stock (which were converted into rights certificates for 7.5 million shares of Treasure Mountain Series B convertible redeemable preferred stock upon consummation of the Merger) in exchange for (i) the cancellation of $20.4 million principal amount of convertible, secured promissory notes, $2.9 million principal amount of secured promissory notes and $2.6 million of accrued and unpaid interest, (ii) the return of 3,000,000 shares of Vyteris Series B convertible redeemable preferred stock and (iii) the cancellation of warrants to purchase 2,035,000 shares of Vyteris common stock. This transaction reduced our debt by approximately $25.9 million, increased our preferred stock by approximately $4.6 million and increased our common sock and paid-in capital by approximately $21.3 million. On the same date, we completed a 1:4 reverse stock split of the Vyteris common stock. All share figures presented in this Annual Report give retroactive effect to that stock split.

        During March, April and May, 2004, we issued $8.0 million of bridge notes, maturing December 31, 2004 (our "December Notes" or our "Bridge Notes"). Additionally, $0.5 million principal amount of convertible debt issued to related parties in the first quarter of 2004 converted into that financing. Spencer Trask Ventures, Inc., an affiliate of our controlling stockholder, acted as placement agent in that transaction and received a 10% placement fee, a 3% non-accountable expense allowance and warrants to purchase 2,549,250 shares of Vyteris common stock at $1.00 per share (which were converted into warrants to purchase 10,681,357 shares of Treasure Mountain common stock at $0.239 per share upon consummation of the Merger) as compensation for acting as placement agent. We also issued warrants to the investors to purchase 4,248,750 shares of Vyteris common stock at $1.00 per share (which were converted into warrants to purchase 17,802,262 shares of Treasure Mountain common stock at $0.239 per share upon consummation of the Merger). During September 2004, the $8.5 million of December Notes converted into a total of 8,497,500 shares of Vyteris common stock (which were converted into 8,465,533 shares of Treasure Mountain common stock and rights certificates for an additional 27,138,992 shares of Treasure Mountain common stock upon consummation of the Merger).

        In an offering consummated in September 2004, we received gross proceeds of approximately $15 million -- including debt incurred in September 2004 which was subsequently converted into equity -- upon the sale of Treasure Mountain common stock and warrants. We issued to the investors a total of 10,040,076 shares of Vyteris common stock (which were converted into 10,002,306 shares of Treasure Mountain common stock and rights certificates for an additional 32,065,612 shares of Treasure Mountain common stock upon consummation of the Merger) and also issued warrants to the investors to purchase 2,510,019 shares of Vyteris common stock at $1.00 per share (which were converted into warrants to purchase 10,516,980 shares of Treasure Mountain common stock at an exercise price of $0.447 per share upon consummation of the Merger). Spencer Trask Ventures also acted as one of the two placement agents in that offering. The placement agents received a 10% placement fee, a 3% non-accountable expense allowance and warrants to purchase 2,510,019 shares of Vyteris common stock at $1.00 per share (which were converted into warrants to purchase 10,516,980 shares of Treasure Mountain common stock at $0.358 per share upon consummation of the Merger) as compensation for acting as placement agents. We realized net proceeds from the offering of $12.3 million.

        Immediately prior to the offering, Spencer Trask agreed to provide us (or, at its option, cause a related party to provide us) with up to $5.0 million in working capital loans in the form of 11.5% secured demand promissory notes (the "Working Capital Facility"). Pursuant to the terms of the Working Capital Facility, amounts drawn under the facility must be repaid on or before November 15, 2005. As consideration for the commitment of the Working Capital Facility, we issued 1,000,000 shares of our common stock (converted into 996,238 shares of Treasure Mountain common stock and rights certificates for an additional 3,193,762 shares of Treasure Mountain common stock upon consummation of the Merger) to Spencer Trask and recorded the fair value of these shares as deferred financing costs of $1.3 million. Each time funds are loaned to us under the Working Capital Facility, we will be required to issue to the lender a common stock purchase warrant to purchase such number of shares equal to the quotient obtained by dividing (i) 40% of the amount loaned by (ii) 0.36. The warrants are exercisable for five years from the date of issuance and have an initial exercise price of $0.36 per share. The Working Capital Facility enables us to borrow up to the lesser of $5.0 million or the sum of qualifying accounts receivable and inventory. At December 31, 2004, our qualifying accounts receivable and inventory were de minimus, pending commencement of the commercialization of our first product. Management estimates that it will borrow funds under this Working Capital Facility in the second quarter of 2005. As of December 31, 2004, no amounts have been loaned to us under the Working Capital Facility. If used, the Working Capital Facility will be secured by a first priority lien on all of our assets.

CASH POSITION

        As of December 31, 2004, we had a cash balance of $6.4 million and working capital of $6.2 million as compared with a cash balance of $2.3 million and negative working capital of ($25.0) million at December 31, 2003. The increase in working capital is primarily due to the March 31, 2004 recapitalization transaction with STSG and a related entity, the issuance of $8.5 million of Bridge Notes and $12.3 million net proceeds from the offering of common stock and warrants in September 2004.

        We expect that our cash position of $6.4 million at December 31, 2004 together with the funds to be made available to us under the Working Capital Facility will be sufficient to finance our operations at least through July 2005. We may need to raise additional funds, however, in order to fund operating contingencies, to develop new applications of our technologies, to respond to competitive pressures and/or to acquire or invest in complementary businesses, technologies or services. Additional funding may not be available on favorable terms or at all.

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

        We expect to devote substantial resources to scale-up the manufacturing process for our LidoSite product, to expand our manufacturing capacity for LidoSite and to continue the development of our infertility product. Our funding requirements will depend on numerous factors, including the following:

        o       manufacturing costs of LidoSite;

        o       LidoSite sales which commenced in the first quarter of 2005;

        o the time and costs required for us to scale-up our manufacturing process;

        o our ability to enter into development partnerships with pharmaceutical companies;

        o the results of the development activities on our planned new products; and

        o the cost involved in preparing, filing, prosecuting, defending, maintaining and enforcing patent claims and other patent related costs.

        We have filed a registration statement with the SEC relating to the resale of shares of Treasure Mountain common stock. Since that registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continues, an amount equal to 2% of such purchase price, until we have cured the delay, with an overall cap on such liquidated damages of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement will not be declared effective until after our upcoming special meeting of stockholders is held. Such liquidated damages could amount to up to $2.4 million, depending upon when the registration statement is ultimately declared effective by the SEC. Payments of substantial liquidated damages will adversely affect our financial condition.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

        Our contractual obligations and commitments include obligations associated with capital and operating leases, manufacturing equipment, employee agreements and university research agreements as set forth in the table below:

                                                          PAYMENTS DUE BY PERIOD AS OF DECEMBER 31, 2004
                                                  --------------------------------------------------------------
                                                               LESS THAN                             MORE THAN 5
                                                     TOTAL       1 YEAR     1-3 YEARS   3-5 YEARS       YEARS
                                                  -----------  -----------  ----------  ----------   -----------
   Operating lease obligations.................   $ 3,567,239  $   442,843  $  743,746  $  567,545   $ 1,813,105
   Manufacturing equipment.....................       173,400      173,400          --          --            --
   Capital lease obligations...................        31,620       20,288      11,332          --            --
   Employee agreements.........................       570,479      570,479          --          --            --
   University research agreement ..............        89,145       83,625       5,520          --            --
                                                  -----------  -----------  ----------  ----------   -----------
   Total.......................................   $ 4,431,883  $ 1,290,635  $  760,598  $  567,545   $ 1,813,105
                                                  ===========  ===========  ==========  ==========   ===========

        Effective as of September 28, 2004 upon cancellation of all outstanding shares of the Vyteris Series A convertible preferred stock, the holders of rights certificates for Treasure Mountain Series B convertible redeemable preferred stock are entitled to receive, assuming conversion of such rights certificates into Treasure Mountain Series B convertible redeemable preferred stock, an annual cash dividend of 8% of the then applicable redemption price, as defined, out of funds legally available, payable quarterly. The dividends with respect to Treasure Mountain Series B convertible redeemable preferred stock are cumulative (from the time that the Vyteris Series A convertible redeemable preferred stock was retired), whether or not earned or declared and shall be paid quarterly in arrears. All of the outstanding shares of Vyteris Series A convertible redeemable preferred stock were cancelled on September 28, 2004. We accrued dividends on the Treasure Mountain Series B convertible redeemable preferred stock of $0.15 million in the fourth quarter of 2004. We expect to accrue dividends of $0.6 million per year.

        Commencing on of the first anniversary date of the first commercial sale of LidoSite, and continuing for one year thereafter, Treasure Mountain will be required to redeem on a quarterly basis an amount of Treasure Mountain Series B convertible redeemable preferred stock, assuming conversion of such rights certificates into Treasure Mountain Series B convertible redeemable preferred stock, equal to 5% of the gross profits derived from the sale of LidoSite. During the following years, we will be required to redeem (on a quarterly basis) an amount of Treasure Mountain Series B convertible redeemable preferred stock, assuming conversion of such rights certificates into Treasure Mountain Series B convertible redeemable preferred stock, equal to 10% of the gross profits derived from the sale of LidoSite. The redemption price of the Treasure Mountain Series B convertible redeemable preferred stock is $1.00 per share (adjusted for splits, etc.) plus any accrued but unpaid dividends.

FORWARD-LOOKING INFORMATION

        This Annual Report on Form 10-KSB contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). When used in this Form 10-KSB, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-KSB. Important factors that could cause actual results to differ materially from our forward looking statements are set forth in this Annual Report on Form 10-KSB, including under the heading "Risk Factors." All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-KSB. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

RISK FACTORS

        YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED IN THIS ANNUAL REPORT ON FORM 10-KSB WHEN EVALUATING THE COMPANY AND ITS BUSINESS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS COULD SUFFER. IN THAT CASE, THE PRICE OF OUR COMMON STOCK COULD DECLINE AND OUR STOCKHOLDERS MAY LOSE ALL OR PART OF THEIR INVESTMENT.

WE HAVE NEVER BEEN PROFITABLE, WE MAY NEVER BE PROFITABLE, AND, IF WE BECOME PROFITABLE, WE MAY BE UNABLE TO SUSTAIN PROFITABILITY.

        From November 10, 2000 (inception) through December 31, 2004, we incurred net losses in excess of $56.0 million, as we have been engaged primarily in clinical testing and development activities, and have had no revenues from the sale of products. We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur significant losses for the foreseeable future.

WE WILL LIKELY BE REQUIRED TO RAISE ADDITIONAL CAPITAL, WHICH IF NOT AVAILABLE TO US ON ACCEPTABLE TERMS, OR AT ALL, WILL MATERIALLY AND ADVERSELY HARM OUR BUSINESS AND THREATEN OUR CAPACITY TO REMAIN IN BUSINESS.

        We anticipate that we have sufficient capital to finance operations only through July 31, 2005. Given the working capital demands that we face in order to ramp up production of our LidoSite product, we will likely be required to raise additional capital in the near future. We cannot be certain that such capital will be available to us or, if it is available to us, we cannot be certain that such capital will be available on terms that are acceptable to us. Such financing could be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will be forced to restrict new product development and may be unable to continue our manufacturing and other business operations. If we do not have sufficient capital to support the manufacture of our LidoSite product, we may be unable to remain in business.

OUR RECENT AUDITED FINANCIAL STATEMENTS CONTAIN, AN EXPLANATORY PARAGRAPH EXPRESSING UNCERTAINTY REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN. THE INCLUSION OF THIS PARAGRAPH MAY MAKE IT MORE DIFFICULT FOR US TO RAISE ADDITIONAL CAPITAL ON ACCEPTABLE TERMS.

        The report of independent registered public accounting firm accompanying the audit of the Treasure Mountain consolidated financial statements for the year ended December 31, 2004 contains an explanatory paragraph expressing uncertainty regarding our ability to continue as a going concern because of our operating losses and our need for additional capital. Such explanatory paragraph could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any financing that we may obtain.

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

AS A COMPANY WITH A LIMITED INDEPENDENT OPERATING HISTORY, WE HAVE NOT PROVEN THAT WE ARE CAPABLE OF MEETING THE MANY CHALLENGES THAT WE ARE LIKELY TO FACE.

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

WE CANNOT EXPECT THAT WE WILL BE ABLE TO DERIVE MATERIAL REVENUES FROM THE SALE OF PRODUCTS OTHER THAN LIDOSITE IN THE NEAR FUTURE.

        While we have commenced development of other products and believe that our technology can and should be pursued with respect to several applications that could result in commercially viable products, the process of developing drug delivery products to the point of commercial sales takes significant time and requires a substantial commitment of financial and other resources that may not be available to us. We cannot assure investors that we will have the financial resources necessary to bring future products to market or that developments in our industry will not preclude us from expanding our product line beyond LidoSite. If we are unable to bring additional products to market, we will be forced to rely on a single source of revenue and the future success of our company would be dependent entirely upon the continued demand for a single product. If we are forced to rely on a single product, our entire business would be at risk in the event that market or competitive conditions threatened the viability of that product, thereby increasing the risk of a dramatic decline in the market value of our capital stock.

WE MAY NOT BE ABLE TO OBTAIN FDA OR FOREIGN REGULATORY APPROVAL FOR OUR PRODUCTS IN A TIMELY MANNER, OR AT ALL, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO SELL AND MARKET OUR PRODUCTS.

        Drug delivery systems that we may develop in the future cannot be sold in the United States until the FDA approves such products for medical use. Similar foreign regulatory approvals will be needed in order to sell any drug delivery system, including our LidoSite product, outside of the U.S. We may not be able to obtain FDA or foreign regulatory approval for our products in a timely manner, or at all. Delays in obtaining FDA or foreign approvals for our products could result in substantial additional costs to us, and, therefore, could adversely affect our ability to compete with other drug delivery companies. If we do not obtain such approvals at all, our revenues may be insufficient to support continuing operations.

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

AT LEAST UNTIL WE OPERATE OUT OF MORE THAN ONE FACILITY, WE ARE SUBJECT TO SUBSTANTIAL BUSINESS DISRUPTION RISKS.

        In the event that events outside of our control, such as a fire, adverse weather conditions or acts of terrorism, preclude us from operating in our existing facility, we will have no facility available us for our manufacturing processes until our second facility becomes operational. In the interim, we would likely experience substantial delays in our ability to manufacture products. In such instances, it could become necessary for us to incur substantial expenditures to assure that our customers' orders are fulfilled.

THE FAILURE OF ANY OF OUR PRODUCTS, INCLUDING OUR LIDOSITE PRODUCT, TO ACHIEVE MARKET ACCEPTANCE COULD MATERIALLY AND ADVERSELY IMPACT OUR FUTURE SUCCESS.

        Our future success depends upon the acceptance of our LidoSite product and any of our potential future products by health care providers and patients. In addition, our future success may be dependent upon acceptance by third-party payors, including, without limitation, health insurance companies, Medicaid and Medicare, of products that we may develop in the future. Such market acceptance may depend on numerous factors, many of which may not be under our control, including:

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

WE FACE SUBSTANTIAL COMPETITION FOR OUR LIDOSITE PRODUCT AND ANY FUTURE PRODUCTS THAT WE MAY DEVELOP, AS WELL AS FOR STRATEGIC PARTNERSHIP TRANSACTIONS. OUR FAILURE TO ADEQUATELY COMPETE COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO DEVELOP, MARKET AND SELL OUR PRODUCTS AND MEET OUR FINANCIAL PROJECTIONS.

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

IF BECTON DICKINSON DEVELOPS COMPETING TECHNOLOGIES, OUR ABILITY TO MAINTAIN OUR CURRENT MARKET POSITION WILL BE PARTICULARLY VULNERABLE.

        Becton Dickinson has substantial insight into the potential applications of our drug delivery technologies, and our business model, as we were operated as a division of Becton Dickinson for over ten years. Further, Becton Dickinson is in the business of developing alternative drug delivery technologies and we may compete in the future with alternative technologies developed or acquired by Becton Dickinson. Becton Dickinson has developed drug delivery technology employing "micro-needles", tiny needles that deliver compounds into the first few hundred microns of the skin. This technology, which has not yet been commercialized, may compete directly with our current technology. Given its size, access to capital and familiarity with our business, Becton Dickinson could make substantial inroads into our business prospects if it decides to compete directly with us.

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

IF ANY OF OUR PRODUCTS INJURES A USER, WE COULD BE SUBJECT TO PRODUCT LIABILITY EXPOSURE IN EXCESS OF AMOUNTS FOR WHICH WE ARE INSURED, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND FUTURE PROSPECTS.

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

IF WE DEFAULT UNDER OUR WORKING CAPITAL FACILITY, OUR LENDER WILL BE ABLE TO ENFORCE ITS LIEN AND TAKE TITLE TO OUR ASSETS, WHICH COULD LIMIT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

        Our working capital facility, if used, will be secured by a first priority lien on all of the assets of our operating subsidiary. In the past, we have defaulted on promissory notes due to our lack of liquidity. If we borrow under our working capital facility and are unable to raise sufficient capital to timely repay our obligations under the working capital facility, the lender, an affilate of our principal stockholder, will be entitled to enforce its lien and take title to substantially all of our assets, which may be critical to our continuing operations.

WE DO NOT INTEND TO PAY DIVIDENDS AND, CONSEQUENTLY, THE ONLY OPPORTUNITY FOR INVESTORS TO ACHIEVE A RETURN ON THEIR INVESTMENT IS IF A TRADING MARKET DEVELOPS AND INVESTORS ARE ABLE TO SELL THEIR SHARES AT A PROFIT OR IF OUR BUSINESS IS SOLD AT A PRICE THAT ENABLES INVESTORS TO RECOGNIZE A PROFIT.

        We will need all of our cash resources to fund our operations, including the development of future products. Accordingly, we do not expect to pay cash dividends in the foreseeable future on our common stock. We cannot assure investors any return on their investment other than in connection with a sale of their shares or a sale of our business. At the present time there is no active trading market for our shares and we have no intention of selling our business. We cannot assure investors that an active trading market will develop or that any third party would offer to purchase our business on acceptable terms and at a price that would enable our investors to recognize a profit. There is no established public trading market or market maker for our securities. Therefore, if you purchase our securities, you may be unable to sell them. Accordingly, you should be able to bear the financial risk of losing your entire investment.

WE WILL BE REQUIRED TO MAKE LIQUIDATED DAMAGES PAYMENTS TO CERTAIN OF OUR STOCKHOLDERS WHICH COULD MATERIALLY AFFECT OUR FINANCIAL CONDITION.

        We have filed a registration statement with the SEC relating to the resale of shares of Treasure Mountain common stock. Since that registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continues, an amount equal to 2% of such purchase price, until we have cured the delay, with an overall cap on such liquidated damages of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement will not be declared effective until after our upcoming special meeting of stockholders is held. Such liquidated damages could amount to up to $2.4 million, depending upon when the registration statement is ultimately declared effective by the SEC. Payments of substantial liquidated damages will adversely affect our financial condition.

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

OUR COMMON STOCK MAY BE CONSIDERED A "PENNY STOCK" AND MAY BE DIFFICULT TO SELL.

        The SEC has adopted regulations which generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Even if the Treasure Mountain stockholders approve the reverse stock split that our Board has approved, the market price of Treasure Mountain common stock, if a market develops, may be less than $5.00 per share and therefore it may be designated as a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

WHEN AND IF THE SELLING STOCKHOLDERS UTILIZE OUR RECENTLY FILED PROSPECTUS TO SELL THEIR SHARES OF OUR COMMON STOCK, A SIGNIFICANT NUMBER OF SHARES WILL BE ELIGIBLE FOR SALE, AND SUCH SALES COULD DEPRESS THE MARKET PRICE OF OUR STOCK.

        Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. As additional shares of our common stock become available for resale pursuant to our recently filed prospectus, the supply of our common stock will increase, which could decrease its market price. The prospectus is included in a registration statement that has not yet been declared effective by the SEC and thus may not be utilized at the present time.

ITEM 7. FINANCIAL STATEMENTS.


                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm...................... 52

Consolidated Balance Sheets as of December 31, 2004 and 2003................. 53

Consolidated Statements of Operations for the years ended
   December 31, 2004, 2003 and 2002 and for the period from
   November 10, 2000 (inception) to December 31, 2004........................ 54

Consolidated Statements of  Stockholders' Equity (Deficit) for
   the period from November 10, 2000 (inception) to December 31, 2004........ 55

Consolidated Statements of Cash Flows for the years ended
   December 31, 2004, 2003 and 2002 and for the period from
   November 10, 2000 (inception) to December 31, 2004........................ 56

Notes to Consolidated Financial Statements................................... 58

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Treasure Mountain Holdings, Inc.

        We have audited the accompanying consolidated balance sheets of Treasure Mountain Holdings, Inc. and Subsidiary (a development stage enterprise) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2004, 2003, 2002 and the period from November 10, 2000 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Treasure Mountain Holdings, Inc. and Subsidiary at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004, 2003, 2002 and the period from November 10, 2000 (inception) to December 31, 2004 in conformity with U.S. generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring losses and is dependent upon obtaining sufficient financing to fund operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                       /s/ ERNST & YOUNG LLP

        MetroPark, New Jersey
        February 28, 2005

                                         TREASURE MOUNTAIN HOLDINGS, INC.
                                         (A DEVELOPMENT STAGE ENTERPRISE)

                                            CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31,
                                                                                                 ------------
                                                                                             2004             2003
                                                                                         -------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents........................................................    $   6,438,737    $  2,286,167
    Accounts receivable..............................................................           71,792              --
    Prepaid expenses and other current assets........................................          712,920          93,238
    Deferred financing costs.........................................................          956,250              --
                                                                                         -------------    ------------
      Total current assets...........................................................        8,179,699       2,379,405
Property and equipment, net..........................................................        3,015,448       2,934,902
Other assets.........................................................................           75,000              --
                                                                                         -------------    ------------
TOTAL ASSETS.........................................................................    $  11,270,147    $  5,314,307
                                                                                         =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable.................................................................    $     953,459    $    887,858
    Accrued expenses and other liabilities...........................................        1,011,833         721,720
    Convertible, secured promissory notes payable to related parties.................               --      20,350,000
    Secured promissory notes payable to related parties..............................               --       2,900,000
    Interest payable to related parties..............................................               --       2,056,495
    Convertible promissory note payable to a related party...........................               --         500,000
                                                                                         -------------    ------------
      Total current liabilities......................................................        1,965,292      27,416,073
Deferred revenue, less current portion...............................................          363,182         300,000
Capital lease obligation, less current portion.......................................           10,939          29,546

Vyteris preferred stock, 0 and 50,000,000 shares authorized, par value $0.0001 per share; on December 31, 2004 and December 31, 2003, respectively:
    Vyteris Series A convertible, redeemable preferred stock; 0 and 333,333 shares issued and outstanding on December 31, 2004 and December 31, 2003, respectively; liquidation preference $0 and $9,999,990 at December 31, 2004
      and December 31, 2003, respectively............................................               --         333,333
    Vyteris Series B convertible, redeemable preferred stock; 0 and 3,000,000 shares issued and outstanding on December 31, 2004 and December 31, 2003, respectively; liquidation preference $0 and $9,000,000 at December 31, 2004
      and December 31, 2003, respectively............................................               --       2,917,640
Treasure Mountain preferred stock, 0 shares authorized, on December 31, 2004 and
      December 31, 2003:
    Treasure Mountain Series B convertible, redeemable preferred stock; 0 shares issued and outstanding on December 31, 2004 and December 31, 2003; 7,500,000
      and 0 preferred rights certificates outstanding on December 31, 2004 and
      December 31, 2003, respectively; liquidation preference $7,650,000 and $0 at
      December 31, 2004 and December 31, 2003, respectively..........................        7,650,000              --

Stockholders' equity (deficit):
Common stock, Vyteris par value $0.0001 per share; 75,000,000 shares authorized,
    1,812,479 shares issued and outstanding at December 31, 2003.....................               --             181
Common stock, Treasure Mountain par value $.001 per share; 50,000,000 shares authorized, 48,475,000 shares and 144,188,580 rights certificates issued and
    outstanding at December 31, 2004.................................................           48,475              --
Additional paid-in capital...........................................................       57,406,206       7,836,638
Deferred compensation ...............................................................         (131,546)        (43,347)
Deficit accumulated in development stage.............................................      (56,042,401)    (33,475,757)
                                                                                         -------------    ------------
Total stockholders' equity (deficit).................................................        1,280,734    (25,682,285)
                                                                                         -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT).................................    $  11,270,147   $   5,314,307
                                                                                         =============   =============


               The accompanying notes are an integral part of these consolidated financial statements.

                                         TREASURE MOUNTAIN HOLDINGS, INC.
                                         (A DEVELOPMENT STAGE ENTERPRISE)

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                     PERIOD FROM
                                                                                                     NOVEMBER 10,
                                                                                                        2000
                                                                 YEARS ENDED DECEMBER 31,           (INCEPTION) TO
                                                       ------------------------------------------    DECEMBER 31,
                                                           2004           2003           2002           2004
                                                       ------------   ------------   ------------   ------------
Revenues...........................................     $   242,322    $   200,000   $    151,452   $    870,322

Operating expenses:
 Research and development..........................      11,455,306      8,734,871      7,209,796     34,773,065
 General and administrative........................       4,069,838      2,454,922      2,890,568     12,780,791
                                                       ------------   ------------   ------------   ------------
  Total operating expenses.........................      15,525,144     11,189,793     10,100,364     47,553,856

Interest income....................................         (38,448)        (5,775)       (10,834)      (356,826)
Interest expense to related parties................       1,256,047      1,782,930        824,986      3,878,763
Interest expense...................................       6,404,256          4,213          4,630      6,413,547
                                                       ------------   ------------   ------------   ------------
   Loss before benefit from state income taxes.....     (22,904,677)   (12,771,161)   (10,767,694)   (56,619,018)

Benefit from state income taxes....................        (338,033)      (238,584)             -       (576,617)
                                                       ------------   ------------   ------------   ------------
   Net loss........................................    $(22,566,644)  $(12,532,577)  $(10,767,694)  $(56,042,401)
                                                       ============   ============   ============   ============

Net loss per common share:
      Basic and diluted............................    $      (0.89)  $      (1.65)  $      (1.49)
      Basic and diluted, pro forma (1).............    $      (0.22)  $      (1.65)  $      (1.49)

Weighted average number of common shares:
      Basic and diluted............................      25,348,539      7,594,287      7,218,297
      Basic and diluted, pro forma (1).............     103,192,261      7,594,287      7,218,297

(1) To give effect to the conversion of rights certificates into common shares (see Note 1).


               The accompanying notes are an integral part of these consolidated financial statements.

                                                    TREASURE MOUNTAIN HOLDINGS, INC.
                                                    (A DEVELOPMENT STAGE ENTERPRISE)

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                           ADDITIONAL                  ACCUMULATED     STOCKHOLDERS'
                                                       COMMON STOCK         PAID-IN      DEFERRED     IN DEVELOPMENT      EQUITY /
                                                     SHARES     AMOUNT      CAPITAL    COMPENSATION       STAGE          (DEFICIT)
Balance at November 10, 2000 (inception)........           -   $      -    $         -   $       -     $          -    $          -
Issuance of common stock........................   1,666,667        167      6,501,860           -                -       6,502,027
    Net loss....................................           -          -              -           -         (716,621)       (716,621)
                                                  ----------------------------------------------------------------------------------
Balance at December 31, 2000....................   1,666,667        167      6,501,860           -         (716,621)      5,785,406
Compensation associated with stock option
  grants........................................           -          -        260,810    (260,810)               -               -
Amortization of deferred compensation...........           -          -              -      48,177                -          48,177
Exercise of stock options.......................      20,625          2         12,372           -                -          12,374
Issuance of warrants............................           -          -         64,000           -                -          64,000
Consultant compensation associated with stock
  options.......................................           -          -          8,799           -                -           8,799
    Net loss....................................           -          -              -           -       (9,458,865)     (9,458,865)
                                                  ----------------------------------------------------------------------------------
Balance at December 31, 2001....................   1,687,292        169      6,847,841    (212,633)     (10,175,486)     (3,540,109)
Issuance of common stock........................     125,000         12        499,988           -                -         500,000
Forfeited stock options.........................           -          -        (25,161)     25,161                -               -
Amortization of deferred compensation...........           -          -              -      80,669                -          80,669
Exercise of stock options.......................         187          -            112           -                -             112
Issuance of warrants............................           -          -        502,220           -                -         502,220
    Net loss....................................           -          -              -           -      (10,767,694)    (10,767,694)
                                                  ----------------------------------------------------------------------------------
Balance at December 31, 2002....................   1,812,479        181      7,825,000    (106,803)     (20,943,180)    (13,224,802)
Adjustment for cancelled-unamortized, stock
  option........................................           -          -           (272)        272                -               -
Compensation associated with stock option
  grants........................................           -          -          9,480      (9,480)               -               -
Amortization of deferred compensation...........           -          -              -      72,664                -          72,664
Consultant compensation associated with stock
  options.......................................           -          -          2,430           -                -           2,430
    Net loss....................................           -          -              -           -      (12,532,577)    (12,532,577)
                                                  ----------------------------------------------------------------------------------
Balance at December 31, 2003....................   1,812,479        181      7,836,638     (43,347)     (33,475,757)    (25,682,285)
Adjustment for cancelled-unamortized, stock
  option........................................           -          -         (6,461)      6,340                -               -
Compensation associated with stock option
  grants........................................           -          -        333,122    (333,122)               -               -
Amortization of deferred compensation...........           -          -              -     197,881                -         238,462
Exercise of stock options.......................      49,658          5         32,221           -                -          32,226
Issuance of common stock on conversion of
  debt and preferred stock......................  23,000,000      2,300     21,280,698           -                -      21,282,998
Issuance of warrants to convertible note
  holders.......................................           -          -      1,856,104           -                -       1,856,104
Beneficial conversion of convertible debt.......           -          -      2,401,057           -                -       2,401,057
Issuance of warrants associated with private
  placement........................                        -          -      1,182,264           -                -       1,182,264
Issuance of common stock in exchange of debt....     166,666         17        249,983           -                -         250,000
Issuance of common stock on conversion of
  preferred stock...............................     666,667         67        333,266           -                -         333,333
Issuance common stock for capital raised, net...  10,040,076      1,004     12,290,443           -                -      12,291,447
Issuance of common stock on conversion of
  debt..........................................   8,497,500        850      8,496,650           -                -       8,497,500
Reverse deferred financing costs upon
  conversion of debt............................           -          -       (462,863)          -                -        (462,863)
Issuance of common stock for working capital
  credit line...................................   1,000,000        100      1,274,900           -                -       1,275,000
Adjustment to common stock related to merger....    (170,164)    40,539        (40,539)          -                -               -
Merger with Treasure Mountain...................   3,382,117      3,382        (11,021)          -                -          (7,639)
Issuance of warrants associated with merger.....           -          -        347,255           -                -         347,255
Capital contribution by Treasure Mountain
  officers......................................           -          -          9,519           -                -           9,519
Issuance of common stock in exchange of
  services......................................      30,000         30          2,970           -                -           3,000
    Net loss....................................           -          -              -           -      (22,566,644)    (22,566,644)
                                                  ----------------------------------------------------------------------------------
Balance at December 31, 2004....................  48,475,000   $ 48,475    $57,677,485   $(131,546)    $(52,042,401)   $  1,280,734
                                                  ==================================================================================

                  The accompanying notes are an integral part of these consolidated financial statements.

                                         TREASURE MOUNTAIN HOLDINGS, INC.
                                         (A DEVELOPMENT STAGE ENTERPRISE)

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                                  PERIOD FROM
                                                                                                               NOVEMBER 10, 2000
                                                                            YEARS ENDED DECEMBER 31,             (INCEPTION) TO
                                                                                                                  DECEMBER 31,
                                                                         2004          2003         2002              2004
                                                                    ------------- ------------- -------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $(22,566,644) $(12,532,577) $(10,767,694)  $    (56,042,401)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization..................................        406,249       288,041       239,490          1,045,747
  Amortization of notes payable discount.........................      1,856,104       217,854       341,788          2,422,324
  Amortization of deferred compensation..........................        238,462        72,664        80,669            439,972
  Amortization of financing costs................................      2,302,917            --            --          2,302,917
  Amortization of beneficial conversion feature of warrants......      2,401,057            --            --          2,401,057
  Noncash compensation...........................................             --         2,430            --             11,229
  Compensation for services paid with warrants and common stock..        350,255            --            --            350,255
Change in operating assets and liabilities:
  Prepaid expenses and other current assets......................       (766,474)      293,557      (232,302)          (859,712)
  Accounts payable...............................................         65,601      (251,885)      484,790            953,459
  Accrued expenses and other liabilities.........................        357,306        37,964        83,835          1,284,829
  Interest payable to related parties............................        708,873     1,565,984       482,311          2,765,368
  Due to Spencer Trask...........................................             --            --        61,577             71,577
                                                                    ------------- ------------- -------------  -----------------
Net cash used in operating activities............................    (14,646,294)  (10,305,968)   (9,225,536)       (42,853,379)
                                                                    ------------- ------------- -------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment..........................................       (486,795)   (1,225,631)     (700,292)        (2,979,761)
                                                                    ------------- ------------- -------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock.....................             --            --       500,000          6,335,360
  Net proceeds from private placement of common stock and
   warrants......................................................     12,291,447            --            --         12,291,447
  Net proceeds from issuance of convertible redeemable preferred
   stock.........................................................             --            --            --          2,917,640
  Proceeds from exercise of options..............................         32,226            --           112             44,712
  Proceeds from issuance of convertible promissory notes to
   related parties...............................................             --     9,670,000     9,680,000         20,350,000
  Proceeds from issuance of secured promissory notes to related
   parties, net..................................................             --     2,900,000            --          2,900,000
  Proceeds from issuance of promissory note to related party.....             --       500,000            --            500,000
  Net proceeds from private placement of convertible debt and
   warrants......................................................      7,232,730            --            --          7,232,730
  Repayment from issuance of promissory note to related party....       (250,000)           --            --           (250,000)
  Repayment of capital lease obligations and other...............        (20,744)      (17,357)      (11,012)           (50,012)
                                                                    ------------- ------------- -------------  -----------------
Net cash provided by financing activities........................     19,285,659    13,052,643    10,169,100         52,271,877
                                                                    ------------- ------------- -------------  -----------------

  Net increase in cash and cash equivalents......................      4,152,570     1,521,044       243,272          6,438,737
  Cash and cash equivalents at beginning of the period...........      2,286,167       765,123       521,851                 --
                                                                    ------------- ------------- -------------  -----------------
  Cash and cash equivalents at end of the period.................   $  6,438,737  $  2,286,167  $    765,123   $      6,438,737
                                                                    ============= ============= =============  =================

                  The accompanying notes are an integral part of these consolidated financial statements.

                                                  TREASURE MOUNTAIN HOLDINGS, INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (CONTINUED)

                                                                                                               PERIOD FROM
                                                                                                            NOVEMBER 10, 2000
                                                                        YEARS ENDED DECEMBER 31,              (INCEPTION) TO
                                                          ----------------------------------------------        DECEMBER 31,
                                                               2004           2003             2002                2004
                                                          --------------  --------------  --------------    -----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Issuance of capital stock in exchange for equipment......  $         --    $         --    $         --      $    1,000,000
                                                          ===================================================================
Equipment acquired under capital lease...................            --          25,216          43,043              81,434
                                                          ===================================================================
Cancellation of warrants.................................            --              --         502,220            (566,220)
                                                          ===================================================================
Issuance of warrants in connection with issuance of
   convertible secured promissory notes payable..........     1,856,104              --              --           1,856,104
                                                          ===================================================================
Issuance of warrants to placement agents.................     1,182,264              --              --           1,182,264
                                                          ===================================================================
Beneficial conversion of convertible notes...............     2,401,057              --              --           2,401,057
                                                          ===================================================================
Conversion of convertible secured promissory notes
   payable to related parties into convertible
   secured promissory notes payable......................       500,000              --              --             500,000
                                                          ===================================================================
Conversion of convertible secured promissory notes
   payable into common stock.............................     8,497,500              --              --           8,497,500
                                                          ===================================================================
Conversion of convertible secured promissory notes
   payable to related parties into common stock..........       250,000              --              --             250,000
                                                          ===================================================================
Conversion of convertible redeemable preferred stock
   into common stock.....................................       333,333              --              --             333,333
                                                          ===================================================================
Issuance of common stock in exchange for working
   capital facility......................................     1,275,000              --              --           1,275,000
                                                          ===================================================================
Issuance of common stock in exchange for services........         3,000              --              --               3,000
                                                          ===================================================================
Interest paid............................................  $    337,832    $      3,354    $      3,179      $      344,289
                                                          ===================================================================

Recapitalization transaction:
   Exchanged:
      Interest payable to related parties................  $ (2,615,368)   $         --    $         --      $   (2,615,368)
      Convertible secured promissory notes payable
        to related parties...............................   (20,350,000)             --                         (20,350,000)
      Warrants which were issued with convertible,
        secured promissory notes payable to related
        parties..........................................      (566,220)              --              --           (566,220)
      Secured promissory notes payable to related
        parties..........................................    (2,900,000)              --              --         (2,900,000)
      Convertible redeemable preferred stock.............    (2,917,640)              --              --         (2,917,640)
   For:
      Due to Spencer Trask Specialty Group, LLC..........            10               --              --                 10
      Proceeds from issuance of convertible
        redeemable preferred stock.......................     7,500,000               --              --          7,500,000
      Common stock.......................................         2,300               --              --              2,300
      Paid in capital....................................    21,846,918               --              --         21,846,918
                                                          -------------------------------------------------------------------
                                                           $         --       $       --     $        --     $           --
                                                          ===================================================================

                   The accompanying notes are an integral part of these consolidated financial statements.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      ORGANIZATION AND BASIS OF PRESENTATION

        MERGER

        Treasure Mountain Holdings, Inc. was organized in Utah as Treasure Mountain Mining Company in 1954 to engage in the business of mining, milling, processing and marketing various minerals, primarily tungsten. Treasure Mountain Holdings, Inc. engaged in the mining business for a period of time after inception and acquired various mineral leases, but became relatively inactive for several years until approximately 1997. In 1997, the corporation's name was changed to Treasure Mountain Holdings, Inc., it was re-domiciled as a Nevada corporation and the Utah corporation was subsequently dissolved.

        On September 29, 2004, Treasure Mountain Holdings, Inc. completed a business combination in which Vyteris, Inc. ("Vyteris") a Delaware corporation, merged with a wholly-owned subsidiary of Treasure Mountain Holdings, Inc. (the "Merger"). As a result of the Merger, Vyteris became Treasure Mountain Holdings, Inc.'s wholly-owned subsidiary and the former stockholders of Vyteris became stockholders of Treasure Mountain Holdings, Inc. At the time of that business combination, Treasure Mountain Holdings, Inc. had no active business. As a result, Treasure Mountain Holdings, Inc.'s principal business after that business combination became the business in which Vyteris has been engaged since its formation in November 10, 2000. The terms "Treasure Mountain" and the "Company" refer to each of Treasure Mountain Holdings, Inc., Vyteris, Inc. and the combined company.

        After the Merger, the former stockholders of Vyteris owned 98.2% of the outstanding common stock and rights to receive common stock of Treasure Mountain Holdings, Inc. The former directors of Treasure Mountain Holdings, Inc. resigned immediately prior to the Merger and the directors of Vyteris immediately prior to the Merger became the sole directors of Treasure Mountain Holdings, Inc. Similarly, the former officers of Treasure Mountain Holdings, Inc. resigned immediately prior to the Merger and the executive officers of Vyteris immediately prior to the Merger became the sole officers of Treasure Mountain Holdings, Inc.

        The accompanying consolidated balance sheet as of December 31, 2004 and the consolidated statements of operations for the year ended December 31, 2004, consolidate the historical financial statements of Treasure Mountain with Vyteris after giving effect to the Merger where Vyteris is the accounting acquiror by recording the transaction as the issuance of Vyteris stock for the net monetary assets of Treasure Mountain, accompanied by a recapitalization with no goodwill or other intangibles recorded. As a result of the Merger, although Treasure Mountain is the parent company, the information included in these financial statements relate to Vyteris as it is the accounting acquiror.

        The Vyteris/Treasure Mountain Merger Agreement (the "Merger Agreement") provided for the following:

        o Each outstanding share of Vyteris common stock was automatically converted into the right to receive 4.19 shares of Treasure Mountain common stock. Immediately prior to the consummation of the Merger, there were 45,233,047 shares of Vyteris common stock outstanding. Accordingly, the shares of Vyteris common stock outstanding immediately prior to the consummation of the Merger were converted into the right to receive approximately 189,526,467 shares of Treasure Mountain common stock.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        o Each outstanding share of Vyteris Series C convertible redeemable preferred stock was automatically converted into the right to receive one share of Treasure Mountain Series B convertible redeemable preferred stock. Each share of Treasure Mountain Series B convertible preferred stock is convertible into a number of shares of Treasure Mountain common stock equal to (i) 4.19 multiplied by (ii) the number of shares of Vyteris common stock into which one share of Vyteris Series C convertible redeemable preferred stock was convertible prior to the consummation of the Merger. The Vyteris Series C convertible redeemable preferred stock was convertible into one quarter of a share of Vyteris common stock if converted at any time within 18 months of March 31, 2004, one third of a share of Vyteris common stock if converted at any time within the 18 months thereafter and two thirds of a share of Vyteris common stock if converted at any time thereafter. Immediately prior to the consummation of the Merger, there were 7,500,000 shares of Vyteris Series C convertible redeemable preferred stock outstanding. Accordingly, the shares of Vyteris Series C convertible redeemable preferred stock outstanding immediately prior to the consummation of the Merger have been converted into the right to receive 7,500,000 shares of Treasure Mountain Series B convertible redeemable preferred stock, which shares are currently convertible into the right to receive a total of 7,856,250 shares of Treasure Mountain common stock.

        o Each outstanding option and warrant to purchase one or more shares of Vyteris common stock -- which the Company refers to as an existing option or an existing warrant - was automatically converted into an option or warrant to purchase one or more shares of Treasure Mountain common stock -- which the Company refers to as a new option or a new warrant. The number of shares of Treasure Mountain common stock covered by each new option or new warrant equals the number of shares of Vyteris common stock covered by the corresponding existing option or existing warrant multiplied by 4.19. The exercise price of each new option or new warrant equals the exercise price of the corresponding existing option or existing warrant divided by 4.19. Immediately prior to the consummation of the Merger, there were existing options outstanding covering 3,766,911 shares of Vyteris common stock and there were existing warrants outstanding covering 12,168,965 shares of Vyteris common stock. Accordingly, upon consummation of the Merger, the existing options were converted into new options to purchase a total of 15,783,357 shares of Treasure Mountain common stock and the existing warrants were converted into new warrants to purchase a total of 50,987,964 shares of Treasure Mountain common stock.

        In summary, the following number of shares of Treasure Mountain common stock became issuable to former holders of Vyteris capital stock, options and warrants by virtue of the consummation of the Merger:

        o 189,526,467 shares upon conversion of the outstanding Vyteris common stock in the Merger;

        o 7,856,250 shares currently issuable upon conversion of the Treasure Mountain Series B convertible redeemable preferred stock issuable in the Merger;

        o       15,783,357 shares issuable upon exercise of the new options; and

        o       50,987,964 shares issuable upon exercise of the new warrants.

        The sum of these shares, 264,154,038 shares, represent the number of shares of Treasure Mountain common stock issuable pursuant to the Merger. The Company refers to this sum as the "Vyteris Fully Diluted Number."

        Immediately prior to the consummation of the Merger, there were 3,412,117 shares of Treasure Mountain Common Stock outstanding. By virtue of the Merger, warrants covering an additional 1,500,000 shares of Treasure Mountain Holdings, Inc. common stock were granted to two former executive officers and directors of Treasure Mountain Holdings. The Company refers to the sum of these shares, 4,912,117 shares, as the "Initial Treasure Mountain Fully Diluted Number."

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        The sum of the Vyteris Fully Diluted Number and the Initial Treasure Mountain Fully Diluted Number, 269,066,155 shares, represents the number of shares of Treasure Mountain Holdings common stock that were issued or issuable upon consummation of the Merger. The Company refers to this sum as the "Treasure Mountain Fully Diluted Number."

        At the time that the Merger was completed, Treasure Mountain Holdings, Inc. was only authorized to issue 50,000,000 shares of Treasure Mountain common stock, which amount is substantially less than the Treasure Mountain Fully Diluted Number. Furthermore, at that time Treasure Mountain was not authorized to issue any shares of preferred stock. To assure the former holders of Vyteris capital stock, existing options and existing warrants that they will receive the securities to which they are entitled pursuant to the Merger Agreement, the Merger Agreement provided for the following steps to occur:

        o the former holders of Vyteris common stock were entitled to receive stock certificates representing a total of 45,062,883 shares of Treasure Mountain common stock, allocated on a proportional basis among such former holders; the Company refers to these shares as the "Initially Certificated Shares";

        o the former holders of Vyteris common stock were entitled to receive common stock rights certificates (the "Rights Certificates") entitling such holders to receive a total of 144,463,584 shares of Treasure Mountain common stock;

        o the former holders of Vyteris Series C convertible redeemable preferred stock were entitled to receive preferred stock rights certificates entitling such holders to receive a total of 7,500,000 shares of Treasure Mountain Series B convertible redeemable preferred stock currently convertible into a total of 7,856,250 shares of Treasure Mountain common stock;

        o the new options to purchase a total of 15,783,357 shares of Treasure Mountain common stock - will not be permitted to be exercised until the steps referred to below are taken; and

        o the new warrants to purchase a total of 50,987,964 shares of Treasure Mountain common stock - will not be permitted to be exercised until the steps referred to below are taken.

        Treasure Mountain is taking steps to amend its articles of incorporation to authorize a sufficient number of authorized shares of capital stock to satisfy Treasure Mountain's obligations under the above-mentioned rights certificates, new options and new warrants.

        ORGANIZATION

        Vyteris, formerly Drug Delivery Technologies, Inc., was incorporated on July 19, 2000 in the State of Delaware. Vyteris had no operating activity prior to November 10, 2000. The Company has developed and produced the first electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to administer certain therapeutics either directly to the skin or into the bloodstream. The Company holds over 60 U.S. patents relating to the delivery of drugs across the skin using a mild electric current. The Company operates in one business segment.

        Effective November 10, 2000, the Company, Becton Dickinson and Co. "Becton Dickinson" and Spencer Trask entered into a stockholders' agreement (the "Stockholders' Agreement"), in conjunction with a transaction agreement (the "Transaction Agreement") also effective on November 10, 2000, whereby Becton Dickinson agreed to transfer to the Company certain assets in exchange for common stock and Vyteris Series A convertible redeemable preferred stock and Spencer Trask agreed to contribute $9.0 million in cash in exchange for common stock and Vyteris Series B convertible redeemable preferred stock. Becton Dickinson received 10% of the voting stock of the Company which was valued at $1.0 million. The entire $1.0 million was

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

allocated to manufacturing equipment. The manufacturing equipment was carried at a net book value of greater than $1.0 million by Becton Dickinson on November 10, 2000.

        The Company paid certain Transaction Agreement expenses on behalf of Spencer Trask approximating $0.3 million. The reimbursement was recorded as a reduction in additional paid-in capital associated with the common stock and Series B convertible redeemable preferred stock issued to Spencer Trask.

        RECAPITALIZATION TRANSACTION

        On March 31, 2004, Spencer Trask and a related party consummated a transaction with the Company wherein the Company issued to Spencer Trask and such related party 23 million shares of Vyteris common stock (which were converted into 22,913,475 shares of Treasure Mountain common stock and rights certificates for an additional 73,456,525 shares of Treasure Mountain common stock upon consummation of the Merger), 7.5 million shares of Vyteris Series C convertible redeemable preferred stock (which were converted into rights certificates for 7.5 million shares of Treasure Mountain Series B convertible redeemable preferred stock upon consummation of the Merger), and other nominal consideration in exchange for $20.3 million principal amount of convertible, secured promissory notes payable to related parties and $2.9 million of secured promissory notes payable to related parties (collectively the "Spencer Trask Notes"), $2.6 million of accrued and unpaid interest on the Spencer Trask Notes,
3.0 million shares of Vyteris Series B convertible redeemable preferred stock and the cancellation of warrants to purchase 2,035,000 shares of Vyteris common stock with a paid-in capital value of $0.6 million (the "Recapitalization Transaction") (see Note 9).

        BASIS OF PRESENTATION

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, at its current and planned rate of spending, the Company's cash and cash equivalents and the proceeds expected to be provided by the Working Capital Facility described in Note 10 are not sufficient to allow it to continue operations beyond July 30, 2005. No assurance can be given that the Company will be successful in arranging the additional planned financing needed to continue the execution of its business plan, which includes the development of new products. Failure to obtain such financing may require management to substantially curtail operations, which may result in a material adverse effect on the financial position or results of operations of the Company . The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue in business as a going concern.

        Intercompany balances and transactions have been eliminated in consolidation.

2.      SIGNIFICANT ACCOUNTING POLICIES

        CASH EQUIVALENTS

        The Company considers all highly liquid instruments with maturities of three months or less at the date of purchase to be cash equivalents.

        PROPERTY AND EQUIPMENT, NET

        Property and equipment, net is stated at cost, except for certain equipment acquired in connection with the Transaction Agreement, which is recorded at the fair value of the equipment on the date of acquisition. Depreciation and amortization of property and equipment is provided on a straight-line basis over the asset's estimated useful life or related lease term as follows:

   Leasehold improvements........................................ 2 - 10 years
   Furniture, machinery and equipment............................     5  years
   Computer software and hardware................................     3  years

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        Equipment held under capital leases is recorded at the present value of the minimum lease payments at the inception of the lease and is amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the equipment. Amortization of equipment held under capital leases is included in depreciation and amortization expense in the accompanying consolidated financial statements. Leasehold improvements are amortized over the estimated useful life or over the term of the lease, whichever is shorter. Replacements, maintenance and repairs that do not improve or extend the life of the respective asset are expensed as incurred.

        COMMON STOCK SPLITS

        On March 31, 2004 the Company completed a 1:4 reverse stock split of its common stock. All share information with respect to the Company's common stock, options, and warrants have been adjusted to give retroactive effect to the reverse stock split for all periods presented.

        REVENUE

        PRODUCT REVENUE. Through December 31, 2004, the Company has not had any product revenue. The Company will recognize product revenue, net of allowances for anticipated returns, provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments.

        FEASIBILITY STUDIES. The Company conducts feasibility studies to demonstrate the viability of its technology to interest potential partners to enter into a development, marketing and supply partnership. Revenues on feasibility studies are measured using the proportional performance method of accounting. Such studies are typically completed within a one- to three-month period. Revenue producing feasibility studies do not occur regularly, are priced at what the Company anticipates the actual costs will be and are not expected to produce material revenues or a profit. When applying the proportional performance method, the Company relies on total expected input (contract) costs in order to determine the amount of revenue earned to date. The Company follows this method because reasonably dependable estimates of the revenue applicable to various contract milestones can be made. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the contract period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss in the period in which the anticipated loss becomes known. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue.

        The cost of feasibility studies was approximately $0.1 million, $0.2 million, $0.1 million, and $0.5 million, for the years ended December 31, 2004, 2003, 2002 and for the period from November 10, 2000 (inception) to December 31, 2004, respectively, and is included in research and development expense in the accompanying consolidated statements of operations. DEFERRED REVENUE. Non-refundable upfront fees are deferred and recognized as revenue on a straight-line basis in accordance with the contract terms and generally over the lives of the agreements.

        REVENUES FROM REIMBURSEMENT OF DEVELOPMENT COSTS. In accordance with Emerging Issues Task Force, EITF, No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, the Company recognizes revenues for the reimbursement of development costs when it bears all the risk for selection of and payment to vendors and employees.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        STOCK-BASED COMPENSATION

        As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations for its employee stock-based compensation. Under APB No. 25, no compensation expense is recognized at the time of option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair value of the underlying common stock on the date of grant and the number of shares to be issued pursuant to the exercise of such option are known and fixed at the date of grant. The Board of Directors determines the fair value of common stock.

        The Company accounts for options issued to non-employees under SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Therefore, the fair value of options issued to non-employees is recorded as an expense and periodically re-measured over the vesting terms.

        The following table illustrates the effect on net loss per common share as if the Company had applied the fair value recognition provisions for stock-based employee compensation of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure.


                                                                                                     PERIOD FROM
                                                                                                     NOVEMBER 10,
                                                                                                         2000
                                                                      DECEMBER 31,                  (INCEPTION) TO
                                                     --------------------------------------------    DECEMBER 31,
                                                          2004           2003           2002             2004
                                                     -------------  -------------  --------------  --------------
Net loss, as reported.............................   $(22,566,644)  $(12,532,577)  $ (10,767,694)   $(56,042,401)
Add: stock-based employee compensation expense
  included in reported net loss...................        238,462         72,664          80,669         439,972
Deduct: stock-based employee compensation expense
  determined under fair value based method for
  all awards......................................       (700,432)      (140,829)       (130,133)     (1,032,036)
                                                     -------------  -------------  --------------  --------------
SFAS No. 123 pro forma net loss...................   $(23,028,614)  $(12,600,742)  $ (10,817,158)  $ (56,634,465)
                                                     =============  =============  ==============  ==============

Net loss per common share, as reported:
  Basic and diluted...............................   $      (0.89)  $      (1.65)  $       (1.49)
  Basic and diluted, pro forma (1)................   $      (0.22)  $      (1.65)  $       (1.49)

Net loss per common share, SFAS No. 123
  pro forma:
Basic and diluted.................................   $      (0.91)  $      (1.66)  $       (1.50)
Basic and diluted, pro forma (1)..................   $      (0.22)  $      (1.66)  $       (1.50)

Weighted average number of common shares:
  Basic and diluted...............................     25,348,539      7,594,287       7,218,297
  Basic and diluted, pro forma (1)................    103,192,261      7,594,287       7,218,297

        (1) To give effect to the conversion of rights certificates into common shares (see Note 1).

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


        For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the option vesting periods. The fair value of each option granted prior to the Merger was estimated using a minimum value option-pricing model and subsequent to the Merger using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                        DECEMBER 31,
                                                            ----------------------------------
                                                               2004        2003        2002
                                                            ----------  ----------  ----------
          Expected holding period (years)................         6.0         6.0         6.0
          Risk-free interest rate .......................        3.97%       3.18%       4.75%
          Dividend yield.................................           0%          0%          0%
          Fair value of options granted..................    $   0.18    $    0.1    $   0.18

        Subsequent to the Merger, the Company issued options to purchase 1,780,750 shares of the Company's common stock at a price of $0.19 per share to a key executive. Such options were issued in September 2004 using a Black-Scholes option-pricing model with an expected volatility of 97.0%. Currently there is no active trading market for the Company's common stock.

        In addition, the option valuation models require input of highly subjective assumptions. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. The pro forma net loss per common share may not be representative of future disclosure since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

        INCOME TAXES

        The Company records deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities and on operating loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

        RESEARCH AND DEVELOPMENT

        Research and development costs are charged to expense as incurred.

        USE OF ESTIMATES

        The Company's consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the revenues and expenses reported during the period. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could differ from these estimates.

        NET LOSS PER SHARE

        The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic net loss per common share, or Basic EPS, is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share, or Diluted EPS, is computing by dividing net loss by the weighted average number of shares and dilutive common share equivalents then outstanding. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of preferred stock. Diluted EPS is identical to Basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive. For the year ended December 31, 2004, Basic EPS and Diluted EPS on a pro forma basis gives effect to the

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

conversion of rights certificates into common shares. The Company has calculated the weighted number of shares outstanding reflecting the 4.19:1 exchange ratio for all periods presented.

        LONG-LIVED ASSETS

        The Company reviews long-lived assets, including fixed assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. There were no impairment indicators during the year ended December 31, 2004.

        FINANCIAL INSTRUMENTS

        Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities reported in the consolidated balance sheets equal or approximate their fair value due to their short term to maturity.

        SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, specifies that instruments within its scope embody obligations of the issuer and that the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a "freestanding financial instrument" as a financial instrument that (1) is entered into separately and apart from any of the entity's other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. Accordingly, the Company has classified the Vyteris Series A convertible redeemable preferred stock, Vyteris Series B convertible redeemable preferred stock and rights certificates for Treasure Mountain Series B convertible redeemable preferred stock as liabilities in the accompanying consolidated balance sheets.

        CONCENTRATIONS OF CREDIT RISK

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company deposits its cash and cash equivalents with major financial institutions. At December 31, 2004, the Company had a cash balance in a financial institution that exceeded federal deposit insurance limits. Management believes that credit risk related to this deposit is minimal. The Company extends credit without collateral to companies that contract with it under contract research arrangements.

        RISK AND UNCERTAINTIES

        The Company relies on a single customer, B. Braun Medical, Inc., or B. Braun, to generate product revenue. The Company granted B. Braun the right to be its exclusive, worldwide sales and marketing distributor for its LidoSite product. As a result, the Company is dependent on B. Braun and its ability to effectively market the Company's only current product. If B. Braun is unable to sell the LidoSite product effectively, the Company does not have the ability to seek other customers for its LidoSite product at least until such time as satisfactory arrangements are made with B. Braun.

        The Company also purchases raw materials and components from single-source suppliers. Some of those materials or components are custom-made and are the result of long periods of collaboration with suppliers. Although the Company has not experienced significant supply delays attributable to supply changes, the Company believes that, for integrated circuits and hydrogel in particular, alternative sources of supply would be difficult to develop over a short period of time. Because the Company has no direct control over its third-party

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

suppliers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary parts or products, the Company may be unable to redesign or adapt its technology to work without such parts or find alternative suppliers or manufacturers. In such events, the Company could experience interruptions, delays, increased costs, or quality control problems.

        RECLASSIFICATIONS

        Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation.

        RECENTLY ISSUED ACCOUNTING STANDARDS

        As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123 (revised 2004), Share-Based Payment, an Amendment of Financial Accounting Standards Board (the "FASB") Statements No. 123 and 95, fair value method will have a significant impact on the Company's result of operations, although it will have no impact on its overall financial position. The impact of adoption of Statement No. 123 (revised
2004) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement No. 123 (revised 2004) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income and earnings per share to its consolidated financial statements. Statement No. 123 (revised 2004) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

        In November of 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. SFAS No. 151 also requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The Company does not believe that the impact of this new standard will have a material effect on its prospective financial condition or results of operations.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-Monetary Assets, an Amendment of APB No. 29 ("SFAS No. 153"). SFAS No. 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions. Earlier guidance had been based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged and APB No. 29 included certain exceptions to this principle. However, SFAS No. 153 eliminated the specific exceptions for nonmonetary exchanges with a general exception for all exchanges of nonmonetary assets that do not have commercial and economic substance. A nonmonetary exchange has commercial substance only if the future cash flows of our company is expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the impact of this new standard will have a material effect on its prospective financial condition or results of operations.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3.      PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

                                                                         DECEMBER 31,
                                                                         ------------
                                                                      2004          2003
                                                                  -----------    -----------
   Manufacturing and laboratory equipment.......................  $ 1,557,083    $ 1,235,815
   Furniture and fixtures.......................................       96,306         32,743
   Office equipment.............................................      150,081        104,516
   Leasehold improvements.......................................      122,193             --
   Software.....................................................      102,542         82,200
                                                                  -----------    -----------
                                                                    2,028,205      1,455,274
   Less: Accumulated depreciation and amortization..............   (1,045,747)      (639,498)
                                                                  -----------    -----------
                                                                      982,458        815,776

   In-process equipment.........................................    1,763,921      1,888,396
   Construction in progress.....................................      269,069        230,730
                                                                  -----------    -----------
                                                                  $ 3,015,448    $ 2,934,902
                                                                  ===========    ===========

        Depreciation and amortization expense, included in research and development expense and general and administrative expense in the accompanying consolidated statements of operations., was approximately $0.4 million, $0.3 million, $0.2 million and $1.0 million for the years ended December 31, 2004, 2003, 2002 and for the period from November 10, 2000 (inception) to December 31, 2004, respectively.

        At December 31, 2004 and 2003, equipment held under capital lease included manufacturing and laboratory equipment and software of approximately $81,000. At December 31, 2004 and 2003, in-process equipment included advances of approximately $1.6 million for a continuous motion patch machine that is being custom manufactured for the Company. Additionally, at December 31, 2004 and 2003, in-process equipment included advances of approximately $0.1 million for patch controller manufacturing equipment that is being custom manufactured for the Company.

        Total open purchase commitments related to property and equipment were as follows at December 31, 2004:

                                                         DECEMBER 31,
                                                             2004
                                                        -------------
           Continuous motion patch machine............   $   173,400
           Laboratory equipment and other.............         9,757
                                                         -----------
                                                         $   183,157
                                                         ===========

4.      ACCRUED EXPENSES AND OTHER LIABILITIES

        Accrued expenses and other liabilities consist of the following:

                                                                         DECEMBER 31,
                                                                         ------------
                                                                      2004          2003
                                                                  -----------    -----------
   Compensation and benefits....................................  $   373,260    $   426,005
   Accrued accounting fees......................................      265,000         65,500
   Deferred license fee revenue, current portion................       75,455             --
   Due to a related party.......................................       71,587         71,577
   Current portion of capital lease obligation..................       18,609         22,620
   Other........................................................      207,922        136,018
                                                                  -----------    -----------
                                                                  $ 1,011,833    $   721,720
                                                                  ===========    ===========

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5.      CONVERTIBLE SECURED PROMISSORY NOTES PAYABLE TO RELATED PARTIES

        During 2003, 2002 and 2001, the Company issued convertible secured promissory notes (the "Convertible Notes") with an aggregate principal amount of $20.3 million to the related parties listed below. Each of the Convertible Notes matured one year from its respective date of issuance and accrued interest at an annual rate of 8%, which was payable on maturity (the annual interest rate increases to 11% if payment of the principal is overdue).

        The following is a schedule of the Convertible Notes:

                                                                                     BALANCE AT
                                                      ISSUANCE        PRINCIPAL      DECEMBER 31,
                           PAYEE                        DATE           AMOUNT           2003
        ------------------------------------------------------------------------------------------
        Spencer Trask Specialty Group, LLC      November 21, 2001    $   750,000    $    750,000
        Member of the Board of Directors        December 3, 2001         250,000         250,000
        Spencer Trask Specialty Group, LLC      January 25, 2002         750,000         750,000
        Spencer Trask Specialty Group, LLC      February 22, 2002      1,500,000       1,500,000
        Spencer Trask Specialty Group, LLC      April 10, 2002         1,000,000       1,000,000
        Spencer Trask Specialty Group, LLC      May 9, 2002            2,000,000       2,000,000
        Spencer Trask Specialty Group, LLC      July 12, 2002          1,000,000       1,000,000
        Spencer Trask Specialty Group, LLC      August 20, 2002          625,000         625,000
        Spencer Trask Specialty Group, LLC      October 17, 2002         925,000         925,000
        Spencer Trask Specialty Group, LLC      November 26, 2002        880,000         880,000
        Spencer Trask Specialty Group, LLC      December 23, 2002      1,000,000       1,000,000
        Spencer Trask Specialty Group, LLC      January 24, 2003       1,000,000       1,000,000
        Spencer Trask Specialty Group, LLC      March 7, 2003          1,155,000       1,155,000
        Spencer Trask Specialty Group, LLC      March 28, 2003         1,150,000       1,150,000
        Spencer Trask Specialty Group, LLC      April 30, 2003           607,500         607,500
        Spencer Trask Specialty Group, LLC      May 30, 2003           1,152,500       1,152,500
        Spencer Trask Specialty Group, LLC      July 8, 2003           1,240,000       1,240,000
        Spencer Trask Specialty Group, LLC      July 29, 2003          1,200,000       1,200,000
        Spencer Trask Specialty Group, LLC      August 28, 2003        1,165,000       1,165,000
        Spencer Trask Specialty Group, LLC      October 3, 2003        1,000,000       1,000,000
                                                                                   ---------------
                                                                                      20,350,000
        Less discount from issuance of warrants                                                -
                                                                                   ---------------
                                                                                    $ 20,350,000
                                                                                   ===============

        The Company defaulted on payment of the entire principal and accrued interest due on the Convertible Notes dated November 21, 2001, December 3, 2001, January 25, 2002, February 22, 2002, April 10, 2002, May 9, 2002, July 12, 2002,
August 20, 2002, October 17, 2002, November 26, 2002, December 23, 2002, January 24, 2003, March 7, 2003 and March 28, 2003. Therefore, the Company accrued interest at an annual rate of 11% for each of the Convertible Notes in default starting on their respective maturity dates. At December 31, 2003, approximately $2.0 million of accrued interest on the Convertible Notes was recorded in interest payable to related parties in the accompanying consolidated balance sheet.

        In connection with the issuance of the Convertible Notes, warrants were issued to purchase 2,035,000 shares (967,000 during 2003, 968,000 during 2002 and 100,000 during 2001) of Vyteris' common stock at an exercise price of $4.00 per share. Management estimated that the warrants had an aggregate fair value of approximately $0.6 million (none for 2003 issues, $0.5 million for 2002 issues, and $0.1 million for 2001 issues) based on a valuation on each of the respective dates of issue. Therefore, the Company recorded an aggregate discount on the Convertible Notes of approximately $0.6 million and paid-in capital of approximately $0.5 million and $0.1 million in the accompanying consolidated statements of changes in stockholders' equity (deficit) for the years ended December 31, 2002 and 2001, respectively (none in 2003). The discount was amortized over each of the Convertible Notes' respective one-year lives. The warrants had an expiration date of the earlier of seven years from the date of issuance or three years from the date of a qualified initial public offering, IPO. A qualified IPO is defined as one in which the minimum gross proceeds are $10.0 million and the minimum price per common share is $12.00.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        As discussed in Note 1 and Note 9, the Convertible Notes were exchanged for common stock and preferred stock in March 2004.

6.      SECURED PROMISSORY NOTES PAYABLE TO RELATED PARTIES

        During 2003, the Company issued secured promissory notes (the "Notes") with an aggregate principal amount of $3.0 million to the related parties listed below. Each of the secured promissory notes to related parties matured one year from its respective date of issuance and accrued interest at an annual rate of 8%, which was payable on maturity (the annual interest rate increases to 11% if payment of the principal is overdue).

        The following is a schedule of the secured promissory notes:

                                                                              BALANCE AT
                                              ISSUANCE        PRINCIPAL      DECEMBER 31,
                     PAYEE                      DATE            AMOUNT           2003
    --------------------------------------------------------------------------------------

    Spencer Trask Specialty Group, LLC   November 6, 2003      $ 800,000       $  800,000
    Spencer Trask Specialty Group, LLC   December 12, 2003     1,000,000        1,000,000
    Spencer Trask Specialty Group, LLC   December 30, 2003     1,100,000        1,100,000
                                                                            --------------
                                                                               $2,900,000
                                                                            ==============

        As discussed in Note 9, the Notes were exchanged for common stock and preferred stock in 2004. At December 31, 2003, approximately $13,000 of accrued interest was recorded in interest payable to related parties in the accompanying consolidated balance sheet.

7.      CONVERTIBLE PROMISSORY NOTE PAYABLE TO RELATED PARTY

        On July 1, 2003, the Company issued a convertible promissory note to Becton Dickinson (the "BD Convertible Note") with an aggregate principal amount of $0.5 million. The BD Convertible Note matured one year from its date of issuance and accrued interest at an annual rate of 8%, which was payable on maturity (the annual interest rate increases to 11% if payment of the principal is overdue). At any time prior to maturity, all interest and principal on the BD Convertible Note was, at the option of the holder, convertible into common stock. At December 31, 2003, accrued and unpaid interest on the BD Convertible Note was approximately $20,000 and is reflected in the accompanying consolidated balance sheets as interest payable to related parties.

        In connection with the issuance of the BD Convertible Note, warrants were issued (the "Becton Warrants") which represents the right to purchase 209,500 shares of Treasure Mountain common stock at an exercise price of $0.955 per share upon consummation of the Merger. Management estimated that the BD Warrants had no fair value on the date of issue. The BD Warrants expire at the earlier of seven years from the date of issuance or three years from the date of a qualified initial public offering with minimum gross proceeds are $10.0 million.

        On July 2004, the terms of the BD Convertible Note were changed. The BD Convertible Note was originally due to be repaid on July 1, 2004. Becton Dickinson and the Company agreed to change the repayment date to the earlier of September 30, 2004 or the closing of a private placement and the Merger with Treasure Mountain. The BD Convertible Note continued to accrue interest at a rate of 8%. In September 2004, Becton Dickinson agreed to the redemption of $0.25 million of the principal amount of the BD Convertible Note in exchange for 166,667 shares of Vyteris common stock (which were converted into 166,040 shares of Treasure Mountain common stock and rights certificates for an additional 532,295 shares of Treasure Mountain common stock upon consummation of the Merger) and warrants to purchase 41,667 shares of Vyteris common stock at an exercise price of $1.875 per share (which were converted into warrants to purchase 174,584 shares of Treasure Mountain common stock at an exercise price of $0.447 per share upon consummation of the Merger). The remaining $0.25 million in principal amount and all interest accrued to date on the BD Convertible Note was paid on October 1, 2004.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.      PRIVATE PLACEMENT TRANSACTIONS AND PROMISSORY NOTES ISSUED IN 2004

        $15.1 MILLION PRIVATE PLACEMENT OF 2,510,019 UNITS

        Immediately prior to the consummation of the Merger, the Company consummated a $15.1 million private placement transaction (the "Private Placement") of 2,510,019 units (the "Units"). Each Unit consisted of four shares of Vyteris common stock (correlating with 16.76 shares of Treasure Mountain common stock upon consummation of the Merger) and a warrant to purchase one share of common stock (correlating with a warrant to purchase 4.19 shares of Treasure Mountain common stock upon consummation of the Merger) (the "Recent Warrants"). Net proceeds to the Company from the Private Placement were approximately $12.3 million. The Recent Warrants have an initial exercise price equal to $1.875 per share (or, after giving effect to the Merger, $0.447 per share). The Recent Warrants are exercisable immediately upon issuance and have a term of five years. In addition, as part of the Private Placement, the Company agreed to sell to each of the placement agents or their respective designees, for nominal consideration, warrants to purchase the number of shares of common stock equal to 20% of (i) the aggregate number of shares of common stock included in the Units placed by such placement agent, plus (ii) the aggregate number of shares of common stock underlying the Recent Warrants included in the Units placed by such placement agent, at an exercise price of $1.50 per share (or, after giving effect to the Merger, $0.358 per share). The placement agents' warrants are exercisable for a period of five years from issuance. The Private Placement included the conversion of $1.6 million of loans made to the Company during the month of September 2004 by Spencer Trask Specialty Group, LLC ("Spencer Trask") and certain of its related parties (the "September Notes").

        PRIVATE PLACEMENT OF $8.5 MILLION CONVERTIBLE SECURED PROMISSORY NOTES

        During 2004, the Company issued $8.5 million of 8% convertible secured promissory notes, maturing December 31, 2004 (the "December Notes") in a private placement transaction. In connection with the issuance of the December Notes, warrants were issued to purchase 4,248,750 shares of Vyteris common stock at an exercise price of $1.00 per share (which were converted into warrants to purchase 17,802,262 shares of Treasure Mountain common stock at an exercise price of $0.239 per share upon consummation of the Merger). The warrants have an expiration date of five years from the date of issuance. Management estimated that the warrants had an aggregate fair value of approximately $1.9 million. In addition, the Company estimated that the December Notes contained a beneficial conversion feature valued at approximately $2.4 million. Therefore, the Company initially recorded a discount on the December Notes and increased additional paid-in capital by approximately $4.3 million. The discount and beneficial conversion feature were being amortized over the life of the December Notes and are included in interest expense in the accompanying consolidated statements of operations.

        Simultaneously with the closing of the Private Placement of 2,510,019 units, the $8.5 million principal amount of the December Notes converted into 8,497,500 shares of Vyteris common stock (which were converted into 8,465,533 shares of Treasure Mountain common stock and rights certificates for an additional 27,138,992 shares of Treasure Mountain common stock upon consummation of the Merger). Upon the conversion of the December Notes, the Company recorded the unamortized portion of the discount and beneficial conversion feature in interest expense in the accompanying consolidated statements of operations.

        Costs relating to the private placement transaction were initially capitalized and amortized over the term of the December Notes. Total deferred financing costs of approximately $2.4 million included placement agent fees and non-accountable expenses of approximately $1.1 million, legal and other expenses of $0.1 million and warrants issued to the placement agent valued at approximately $1.2 million. Amortization expense, was included in interest expense in the accompanying consolidated statements of operations. Upon the conversion of the December Notes, the Company recorded $0.5 million of non-cash financing costs in additional paid-in capital.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        The resultant charges to interest expense in 2004 were as follows:

                                                                    BENEFICIAL     DEFERRED
                                                     FAIR VALUE     CONVERSION     FINANCING
                    ACCOUNT                           DISCOUNT        FEATURE         COSTS          TOTAL
--------------------------------------------------  ------------   ------------   ------------   ------------
Interest expense amortization.....................  $  1,172,602   $  1,516,879   $  1,548,659   $  4,238,140
Interest expense recorded upon conversion of the
    December Notes on September 29, 2004                 683,502        884,178        435,508      2,003,188
                                                    ------------   ------------   ------------   ------------
Total noncash interest expense....................  $  1,856,104   $  2,401,057   $  1,984,167   $  6,241,328
                                                    ============   ============   ============   ============

        In addition, $0.5 million was charged to additional paid-in capital upon conversion of the December Notes on September 29, 2004.

        Interest expense, including interest expense to related parties, on the consolidated statement of operations for 2004 consists of the following:

                                                          TWELVE MONTHS ENDED
                                                           DECEMBER 31, 2004
       Noncash interest expense:
         Interest expense amortization .................       $ 4,238,140
         Interest expense recorded upon conversion......         2,003,188
       Coupon and other interest........................         1,418,975
                                                               -----------
            Total interest expense......................       $ 7,660,303
                                                               ===========

        Included in the December Notes are convertible secured promissory notes payable with principal of $0.2 million and warrants to purchase 92,500 shares of Vyteris common stock at $1.00 per share (which were converted into warrants to purchase 387,575 shares of Treasure Mountain common stock at $0.239 per share upon consummation of the Merger) issued to members of the Company's Board of Directors and senior management, who purchased the December Notes on the same terms and conditions as all other purchasers of the December Notes.

        Spencer Trask Ventures, Inc., a related party to the Company's principal stockholder, acted as placement agent in this transaction. Spencer Trask Ventures, Inc. received a 10% placement fee, a 3% non-accountable expense allowance and warrants to purchase 2,549,250 shares of Vyteris common stock at an exercise price of $1.00 per share (which were converted into warrants to purchase 10,681,358 shares of Treasure Mountain common stock at an exercise price of $0.239 upon consummation of the Merger) as compensation for acting as placement agent. These warrants also provide for a cashless exercise right and certain customary anti-dilution and price protection provisions. In addition, the Company granted Spencer Trask Ventures, Inc. an irrevocable right of first refusal for a period of two years following the closing of the aforementioned offering to either purchase for its own account or act as agent for any proposed private offering of our securities by the Company, other than notes or convertible notes to be issued to STSG.

        SECURED PROMISSORY NOTES

        During February 2004, the Company issued secured promissory notes payable (the "Promissory Notes") with principal of $1.0 million to Spencer Trask and related parties. Each of the Promissory Notes matured 120 days from its respective date of issuance and bore an annual interest rate of 12%, which was payable on maturity, and were convertible into common stock, at the option of the holders under certain circumstances at $1 per share.

        During May 2004, the holders of $0.5 million principal amount of the Promissory Notes issued to related parties converted their notes into convertible secured promissory notes (the "December Notes") and warrants in a private placement transaction.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        Holders of the remaining $0.5 million principal amount of the Promissory Notes issued to related parties elected not to convert. On July 2004, $0.5 million of the Promissory Notes issued to related parties was repaid together with interest of $20,000.

9.      RECAPITALIZATION TRANSACTION

        On March 31, 2004 Spencer Trask and a related party consummated a transaction with the Company wherein the Company issued to Spencer Trask and such related party 23 million shares of Vyteris common stock (which were converted into 22,913,475 shares of Treasure Mountain common stock and rights certificates for an additional 73,456,525 shares of Treasure Mountain common stock upon consummation of the Merger), 7.5 million shares of Vyteris Series C convertible redeemable preferred stock (which were converted into rights certificates for 7.5 million shares of Treasure Mountain Series B convertible redeemable preferred stock upon consummation of the Merger), and other nominal consideration in exchange for $20.3 million principal amount of convertible, secured promissory notes payable to related parties and $2.9 million of secured promissory notes payable to related parties (collectively, the "Spencer Trask Notes"), $2.6 million of accrued and unpaid interest on the Spencer Trask Notes,
3.0 million shares of Vyteris Series B convertible redeemable preferred stock and the cancellation of warrants to purchase 2,035,000 shares of Vyteris common stock with a paid-in capital value of $0.6 million, (the "Recapitalization Transaction").

        Each holder of Vyteris Series C convertible redeemable preferred stock was entitled to receive dividends when, and if declared by the Board of Directors as long as any shares of the Vyteris Series A preferred stock remained outstanding. Effective upon cancellation of all outstanding shares of the Vyteris Series A convertible redeemable preferred stock, the holders of the Vyteris Series C convertible redeemable preferred stock were entitled to receive, ratably, an annual cash dividend of 8% of the then applicable redemption price, as defined, out of funds legally available, payable quarterly. Subject to the prior rights of the Vyteris Series A convertible redeemable preferred stock, the dividends on the Vyteris Series C convertible redeemable preferred stock were cumulative, whether or not earned or declared and were to be paid quarterly in arrears. Additionally, the holders of Vyteris Series A convertible preferred stock were entitled to receive ratably, dividends if declared by the Board of Directors out of funds legally available, before any dividends were received by holders of common stock. In the event of liquidation, holders of Vyteris Series C convertible redeemable preferred stock were entitled to receive a liquidation preference of $1.00 per share (adjusted for stock splits or combinations of such stock, recapitalizations, or other similar transactions that have the effect of increasing or decreasing the number of shares represented by each outstanding share of such stock), plus an amount equal to all declared but unpaid dividends on the Vyteris Series C convertible redeemable preferred stock.

        The terms of the Merger called for each share of Vyteris Series C convertible redeemable preferred stock to be exchanged for one share of Treasure Mountain Series B convertible redeemable preferred stock. Treasure Mountain had no shares of preferred stock authorized; therefore, the Vyteris preferred stockholders received rights certificates for 7.5 million shares of Treasure Mountain Series B convertible redeemable preferred stock. All of the outstanding shares of Vyteris Series A convertible redeemable preferred stock were cancelled on September 29, 2004. Therefore, the Company accrued interest of $0.15 million in the fourth quarter of 2004 on the shares of Treasure Mountain Series B convertible redeemable preferred stock issuable upon conversion of the related rights certificates.

        With respect to the distribution of assets, Treasure Mountain Series B convertible redeemable preferred stock issuable upon conversion of the related rights certificates ranks senior to the Company's common stock. Each share of Treasure Mountain Series B convertible redeemable preferred stock issuable upon conversion of the related rights certificates is convertible at any time, at the option of the holder, into Treasure Mountain common stock at a price per share if converted within 18 months from March 31, 2004, of $0.95; if converted within the next 18 months, $0.72; or if converted any time thereafter, $0.36. The holders of Treasure Mountain Series B convertible redeemable preferred stock issuable upon conversion of the related rights certificates (and the holders of any other series of preferred stock with similar voting rights as the Treasure Mountain Series B convertible redeemable preferred stock) vote together with the holders of shares of common stock as a single class in all matters to be voted on by

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

shareholders of the Company, except that the vote or consent of the holders of a majority of the shares of Treasure Mountain Series B convertible redeemable preferred stock issuable upon conversion of the related rights certificates is necessary to authorize or issue an equity security having any preference over or being on a parity with the Treasure Mountain Series B convertible redeemable preferred stock with respect to dividend or liquidation preference; increase the number of authorized shares of Treasure Mountain Series B convertible redeemable preferred stock; or amend, alter or repeal any provision of the Company's Certificate of Incorporation, Certificate of Designations or By-laws, if such action would alter, in any material respect, the rights of the Treasure Mountain Series B convertible redeemable preferred stock. Commencing on the first anniversary date of the first commercial sale of LidoSite, and continuing for one year thereafter, the Company is required to redeem (on a quarterly basis) an amount of Treasure Mountain Series B convertible redeemable preferred stock (assuming conversion of the related rights certificates) equal to 5% of the gross profits derived from the sale of LidoSite. During the following years, the Company is required to redeem (on a quarterly basis) an amount of Treasure Mountain Series B convertible redeemable preferred stock (assuming conversion of the related rights certificates) equal to 10% of the gross profits derived from the sale of LidoSite. The redemption price of the rights certificates for Treasure Mountain Series B convertible redeemable preferred stock is $1.00 per share (adjusted for splits, etc.) plus any accrued but unpaid dividends.

        In accordance with EITF Issue No. 00-27, Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments, EITF No. 00-27, the Company utilized the most favorable conversion price that would be in effect at the conversion date to determine if there would be a beneficial conversion feature in connection with the Vyteris Series C convertible redeemable preferred stock. The Vyteris Series C convertible redeemable preferred stock did not have a beneficial conversion feature at the commitment date since even though the conversion has three different conversion prices depending upon how long the shares were held, the most favorable conversion price was $0.36 per share, which was still in excess of the fair value of a common share at the date of the issuance of the Vyteris Series C convertible redeemable preferred stock of $0.22. If there had been any intrinsic value at the commitment date, it would not be recognized until and unless the triggering event occurred.

        Since these transactions were between the Company and its majority shareholder, the transactions were treated as capital transactions and no gain or loss has been reflected in the accompanying consolidated financial statements.

10.     WORKING CAPITAL FACILITY

        Immediately prior to the closing of the Private Placement, Spencer Trask agreed to provide the Company (or, at its option, cause a related party to provide the Company) with up to $5.0 million in working capital loans in the form of 11.5% secured demand promissory notes (the "Working Capital Facility"). Pursuant to the current terms of the Working Capital Facility, amounts drawn under the facility must be repaid on or before November 15, 2005. As consideration for the commitment of the Working Capital Facility, the Company issued 1,000,000 shares of Vyteris common stock (converted into 996,238 shares of Treasure Mountain common stock and rights certificates for an additional 3,193,762 shares of Treasure Mountain common stock upon consummation of the Merger) to Spencer Trask and recorded the fair value of these shares as deferred financing costs of $1.3 million. Each time funds are loaned to the Company under the Working Capital Facility, the Company shall issue to the lender a common stock purchase warrant to purchase such number of shares equal to the quotient obtained by dividing (i) 40% of the amount loaned by (ii) 0.36. The warrants are exercisable for five years from the date of issuance and have an initial exercise price of $0.36 per share. The Working Capital Facility, if used, will be secured by a first priority lien on all of the Company's assets. Management estimates that it will borrow funds under this Working Capital Facility in the second quarter of 2005. As of December 31, 2004 no amounts have been loaned to the Company under the Working Capital Facility.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11.     RELATED PARTY TRANSACTIONS

        In addition to the Private Placement described in Notes 1 and 8, the convertible secured promissory notes payable to related parties described in
Note 5, the secured promissory notes payable to related parties described in
Note 6, the convertible promissory note payable to related party described in
Note 7, the secured promissory notes payable transactions in 2004 described in
Note 8, the Recapitalization Transaction described in Note 9, the working capital facility described in Note 10 and the non-cancelable operating sublease with Becton Dickinson described in Note 13, the Company had the following related party transactions:

        o At December 31, 2004 and 2003, approximately $61,000 is included in due related party in the accompanying consolidated balance sheets for amounts owed to Spencer Trask and Spencer Trask Ventures, Inc. for certain expenses paid on behalf of the Company.

        o During December 2001, $10,000 of Spencer Trask's funds were deposited in the Company's bank account in error by the Company's bank. Therefore, at December 31, 2004 and 2003, $10,000 is included in due to related party in the accompanying balance sheets.

        o At December 31, 2004 and 2003, approximately $30,000 is included in accounts payable in the accompanying consolidated balance sheets for amounts owed to a related party for operating facility expenses.

12.     INCOME TAXES

        The Company has available for federal income tax purposes net operating loss carryforwards, subject to review by the Internal Revenue Service, aggregating approximately $48.9 million and expiring from 2020 to 2024. The difference between the deficit accumulated during the development stage for financial reporting purposes and the net operating loss carryforwards for income tax purposes is primarily due to differences in accounting and tax bases of certain assets resulting from the Transaction Agreement.

        Utilization of net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code occurred as result of the Merger. The effect of the ownership change could create an imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change.

        Except as described below, the Company has not recorded a provision for or benefit from income taxes in the accompanying consolidated financial statements due to recurring losses and the uncertainty of the future recoverability of its deferred tax assets. Accordingly, the Company has provided a full valuation allowance against its federal deferred tax assets of approximately $24.4 million and $12.7 million at December 31, 2004 and 2003, respectively. The deferred tax assets are principally due to net operating loss carryforwards.

        Significant components of the Company's deferred tax assets at December 31, 2004 and 2003 are as follows:

                                                                                    DECEMBER 31,
                                                                                    ------------
                                                                                2004           2003
                                                                            ------------   ------------
   Deferred tax assets:
     Net operating tax loss carryforwards................................   $ 19,042,500   $ 11,505,000
     Research and development tax credits................................      1,213,000        441,000
     Amortization of loan discount and accrued interest, related party...      1,846,000              -
     Beneficial warrant conversion.......................................        959,000              -
     Fixed asset depreciation............................................        859,800        796,000
     Other...............................................................        436,200              -
                                                                            ------------   ------------
        Total deferred tax asset.........................................     24,356,500     12,742,000
     Less valuation allowance............................................    (24,356,500)   (12,742,000)
                                                                            ------------   ------------
        Net deferred tax asset...........................................   $          -   $          -
                                                                            ============   ============

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        During 2004 and 2003, the Company recognized a benefit from state income taxes of approximately $0.3 million and $0.2 million, respectively, related to the sale of approximately $4.2 million and $3.0 million, respectively, of state net operating loss carryforwards.

        A reconciliation of the statutory tax rates for the years ended December 31, 2004 and 2003 is as follows:

                                                                         DECEMBER 31,
                                                                         ------------
                                                                     2004          2003
                                                                -------------- -------------
        Statutory rate........................................           (34)%         (34)%

        State income tax......................................            (7)%          (8)%
        Research and development credits......................            (2)%          (2)%
        Change in valuation allowance and other items.........            42%           42%
                                                                -------------- -------------
           Benefit for income tax.............................            (1)%          (2)%
                                                                ============== =============

13.     COMMITMENTS AND CONTINGENCIES

        LEGAL

        The Company is involved in pending opposition proceedings involving its patents. The ultimate outcome cannot be predicted at this time. Management does not believe that the pending opposition proceedings will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

        EMPLOYMENT CONTRACT

        In June 2004 the Company entered into a two-year employment contract with a key executive. The contract calls for the issuance of options to purchase 1,780,750 shares of the Company's common stock at a price of $0.19 per share upon execution of the contract. Such options were issued in September 2004. The contract also calls for the issuance of additional options to this key executive upon the closing of a financing or series of financings (including the Private Placement and the offering of convertible secured promissory notes and warrants) aggregating up to $27 million, such that executive's total potential ownership of the Company is equal to 4% of the shares outstanding after such financing or series of financing.

        UNIVERSITY RESEARCH AGREEMENTS

        During 2003, the Company funded two separate University research programs. The first aimed to advance the iontophoretic delivery of drugs through the skin. The second targeted the delivery of therapeutic drugs for a specific condition. The cost of the research programs was approximately $0.2 million in 2004 and 2003, and is included in research and development expense in the accompanying consolidated financial statements. The agreements provide for future funding of approximately $84,000 in 2005 and $5,000 in 2006.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        LEASES

        At December 31, 2004, the minimum lease payments under capital lease obligations and non-cancelable operating subleases for office and facility space are as follows:

                                                                          CAPITAL
                                                                           LEASE         OPERATING
                                                                        OBLIGATIONS      LEASE (1)
                                                                      -------------------------------
   Years ended December 31,
        2005.........................................................   $    20,288    $     442,843
        2006.........................................................        11,332          471,355
        2007.........................................................             -          272,391
        2008.........................................................             -          277,367
        2009.........................................................             -          290,178
        Thereafter...................................................             -        1,813,105
                                                                      -------------------------------
        Total minimum lease payments.................................        31,620    $   3,567,239
                                                                                      ===============
        Less amounts representing interest (interest imputed
              using rates from 7.4%-13.8%)...........................         2,073
                                                                      ----------------
        Present value of minimum capital lease payments..............        29,547
        Less current portion of capital lease obligation.............        18,609
                                                                      ----------------
        Capital least obligation, less current portion...............   $    10,938
                                                                      ================

        (1) Includes minimum lease payments of $0.3 million and $0.2 million in 2005 and 2006, respectively, under a non-cancelable operating sublease with Becton Dickinson for office and facility space.

        Rent expense recorded in the accompanying consolidated statements of operations was approximately $0.3 million, for the years ended December 31, 2004, 2003, 2002 and $1.2 million for the period from November 10, 2000 (inception) to December 31, 2004, respectively.

14.     STOCK COMPENSATION PLAN

        In March 2001, the Board of Directors and stockholders of the Company approved the adoption of the Vyteris, Inc. 2001 Stock Option Plan (the "Option Plan"). The Option Plan provides for the granting of both incentive and nonqualified stock options to employees, officers, directors, and consultants of the Company to purchase up to 29,330,000 shares of common stock (after giving effect to the 4.19 conversion ratio in the Merger), in the aggregate. Only employees of the Company may be granted incentive stock options under the Option Plan.

        Options granted under the Option Plan vest as determined by the Compensation Committee of the Board of Directors (the "Compensation Committee") and terminate after the earliest of the following events: expiration of the option as provided in the option agreement, termination of the employee, or ten years from the date of grant (five years from the date of grant for incentive options granted to an employee who owns more than 10% of the total combined voting power of all classes of the Company stock at the date of grant). Granted stock options are immediately exercisable into restricted shares of common stock, which vest in accordance with the original terms of the related options. If an optionee's status as an employee or consultant changes due to termination, the Company has the right to purchase from the optionee all unvested shares at the original option exercise price. In general, the vesting period is 33% per annum over a three-year period.

        The option price of each share of common stock shall be determined by the Compensation Committee, provided that with respect to incentive stock options, the option price per share shall in all cases be equal to or greater than 100% of the fair value of a share of common stock on the date of the grant, except an incentive option granted under the Option Plan to a shareholder that at any time an option is granted owns more than 10% of the total combined voting power of all classes of the Company stock, shall have an exercise price of not less than 110% of the fair value of a share of common stock on the date of grant. No participant may be granted

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

incentive stock options, which would result in shares with an aggregate fair value of more than $100,000 first becoming exercisable in one calendar year.

        Stock option transactions for the years ended December 31, 2004, 2003 and 2002 under all plans are as follows (option activity, exercise price per share and weighted average exercise price have been adjusted to give effect to the 4.19 conversion ratio in the Merger):

                                                                 NUMBER OF  EXERCISE PRICE PER   WEIGHTED AVERAGE
                                                                  SHARES           SHARE          EXERCISE PRICE
                                                               -----------  -------------------  ----------------
   Outstanding at December 31, 2001.....................           317,828    $ 0.14  -  $0.14        $  0.14
   Granted..............................................           563,731     0.95   -   0.95           0.95
   Exercised............................................              (784)    0.14   -   0.14           0.14
   Cancelled............................................           (72,277)    0.14   -   0.95           0.33
                                                               -----------
   Outstanding at December 31, 2002.....................           808,498     0.14   -   0.95           0.70

   Granted..............................................         1,099,351     0.19   -   0.19           0.19
   Exercised ...........................................                 -                   -             -
   Cancelled............................................           (27,758)    0.14   -   0.95           0.32
                                                               -----------
   Outstanding at December 31, 2003.....................         1,880,091     0.14   -   0.95           0.41

   Granted..............................................         6,363,475     0.19   -   0.19           0.19
   Exercised ...........................................          (208,067)    0.14   -   0.19           0.16
   Cancelled............................................          (892,731)    0.14   -   0.95           0.70
                                                               -----------
   Outstanding at December 31, 2004.....................         7,142,768    $ 0.14  -  $0.19        $  0.19
                                                               ===========

During 2004, 535,981 of the cancelled stock options (after giving effect to the 4.19 conversion ratio in the Merger) were reissued with an exercise price of $0.19. In accordance with APB No. 25 and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, the reissued options are accounted for as a direct re-pricing, which requires the Company to re-measure the option value until the option is exercised, expired or forfeited. During 2004, the Company re-measured the option value of the re-priced stock options and recognized compensation expense of approximately $18,600 in the consolidated statement of operations.

        The following table summarizes information about stock options outstanding at December 31, 2004 (after giving effect to the 4.19 conversion ratio in the Merger):

                                                         OPTIONS OUTSTANDING AT            OPTIONS EXERCISABLE AT
                                                            DECEMBER 31, 2004                 DECEMBER 31,2004
                                               ------------------------------------------ --------------------------
                                                              WEIGHTED   WEIGHTED AVERAGE                 WEIGHTED
                                                               AVERAGE       REMAINING                     AVERAGE
                                                NUMBER OF     EXERCISE   CONTRACTUAL LIFE    NUMBER OF    EXERCISE
   EXERCISE PRICE                                SHARES        PRICE         (YEARS)         SHARES        PRICE
   ---------------                             ----------   ----------- -----------------  -----------   ----------
   $ 0.14...................................       100,212   $   0.14          6.1             100,212    $   0.14
   $ 0.19...................................     7,042,556       0.19          9.3           3,832,409        0.19
                                                ----------                                 -----------
     Total..................................     7,142,768   $   0.19          9.3           3,932,621    $   0.19
                                                ==========                                 ===========

        Stock options available for grant under the Option Plan were 21,891,958 (after giving effect to the 4.19 conversion ratio in the Merger) at December 31, 2004.

15.     EMPLOYMENT BENEFIT PLAN

        During December 2000, the Company's Board of Directors adopted a 401(k) plan, the Plan, effective January 1, 2001 that covers substantially all employees. The Company expensed approximately $115,000, $80,000, $55,000 and $294,000 in contributions to the Plan for the years ended December 31, 2004, 2003, 2002 and for the period from November 10, 2000 (inception) to December 31, 2004, respectively, no contributions were made to the Plan prior to 2001.

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

16.     MATERIAL AGREEMENTS

        In September 2004, the Company entered into a license and development agreement for an infertility product with Ferring Pharmaceuticals, Inc. ("Ferring") a leading pharmaceutical company in women's health. The Company and Ferring will jointly develop the infertility product, the Company will be responsible for manufacturing the product, and Ferring will be responsible for the marketing and sales of the product. The agreement provides for Ferring and the Company to share development costs, for Ferring to fund the clinical trials and regulatory filings, for Ferring to make payments to the Company upon the Company's reaching certain milestones, for Ferring to pay a royalty on sales of this infertility product, and for the payment of a transfer price by Ferring to the Company upon shipments of the infertility product by the Company to Ferring. The current projected development timeline is that a New Drug Application for the product will be submitted to the Federal Drug Administration in 2008 or 2009. The revenues to be earned by the Company from sales of this product are a function of the selling price, the gross sales made in each year by Ferring, the number of units sold, and the contract year.

        The Company is required to pay Becton Dickinson a royalty in respect of sales of each iontophoresis product stemming from intellectual property received by the Company from Becton Dickinson as part of the formation of the Company. For each such product, on a country-by-country basis, that obligation continues for the later of 10 years after the date of the first commercial sale of such product in a country and the date of the original expiration of the last-to-expire patent related to such product granted in such country. The royalty, which is to be calculated semi-annually, will be equal to the greater of 5% of all direct revenues, as defined below, or 20% of all royalty revenues, with respect to the worldwide sales on a product-by-product basis. No royalties will be earned by Becton Dickinson prior to November 10, 2005. "Direct revenues" are the gross revenues actually received by the Company from the commercial sale of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges or certain other expenses. "Royalty revenues" are the gross revenues actually received by the Company from any licensing or other fees directly relating to the licensing of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges and certain other expenses.

17.     STOCKHOLDER'S EQUITY

        At December 31, 2003, there were 1,812,479 shares of Vyteris common stock outstanding (which were converted into 1,805,660 shares of Treasure Mountain common stock and rights certificates for an additional 5,788,627 shares of Treasure Mountain common stock upon consummation of the Merger). The following is a summary of transactions in Vyteris' common stock from January 1, to September 29, 2004 resulting in 45,223,047 shares of Vyteris common stock issued and outstanding prior to consummation of the Merger on September 29, 2004 with Treasure Mountain:

        o issued 49,658 shares of Vyteris common stock (which were converted into 49,471 shares of Treasure Mountain common stock and rights certificates for an additional 158,596 shares of Treasure Mountain common stock upon consummation of the Merger) on the exercise of stock options (see Note 14);

        o issued 23,000,000 shares of Vyteris common stock (which were converted into 22,913,475 shares of Treasure Mountain common stock and rights certificates for an additional 73,456,525 shares of Treasure Mountain common stock upon consummation of the Merger) in the Recapitalization Transaction (see Note 9);

        o issued 166,667 shares of Vyteris common stock (which were converted into 166,040 shares of Treasure Mountain common stock and rights certificates for an additional 532,295 shares of Treasure Mountain common stock upon consummation of the Merger) upon redemption of the Becton Dickinson Convertible Note (see
                Note 7);

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        o issued 666,667 shares of Vyteris common stock (which were converted into 664,159 shares of Treasure Mountain common stock and rights certificates for an additional 2,129,176 shares of Treasure Mountain common stock upon consummation of the Merger) to Becton Dickinson in exchange of its 333,333 shares of Vyteris Series A convertible redeemable preferred stock;

        o issued 8,497,500 shares of Vyteris common stock (which were converted into 8,465,533 shares of Treasure Mountain common stock and rights certificates for an additional 27,138,992 shares of Treasure Mountain common stock upon consummation of the Merger) upon conversion of the December Notes (see Note 8);

        o issued 10,040,076 shares of Vyteris common stock (which were converted into 10,002,306 shares of Treasure Mountain common stock and rights certificates for an additional 32,065,612 shares of Treasure Mountain common stock upon consummation of the Merger) upon consummation of the Private Placement (see Note
                8); and

        o issued 1,000,000 shares of Vyteris common stock (which were converted into 996,238 shares of Treasure Mountain common stock and rights certificates for an additional 3,193,762 shares of Treasure Mountain common stock upon consummation of the Merger) as consideration for the Working Capital Commitment (see Note
                12).

        The terms of the Merger called for each share of Vyteris common stock to be exchanged for 4.19 shares of Treasure Mountain common stock; as a result, the holders of Vyteris common stock were entitled to receive 189,526,467 shares of Treasure Mountain common stock (see Note 1). In the Merger, 45,233,047 shares of Vyteris common stock were exchanged for 45,062,883 shares of Treasure Mountain common stock and rights certificates for an additional 144,463,584 shares of Treasure Mountain common stock. The difference between 45,233,047 shares of Vyteris common stock exchanged in the Merger and the 45,062,883 shares of Treasure Mountain common stock issued to the Vyteris common stockholders in the Merger, was 170,164 shares, and is reflected in the accompanying consolidated statements of stockholders' equity (deficit), as "Adjustment to common stock related to Merger."

At the Merger date, September 29, 2004, there were 3,412,117 shares of Treasure Mountain common stock outstanding.

18.     LOSS PER SHARE

        The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share. The Company has taken the 4:19:1 Merger ratio into account in these calculations.

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                      2004              2003             2002
                                                 ---------------   ---------------   ---------------
     Numerator:
        Net loss................................  $ (22,566,644)    $ (12,532,577)    $ (10,767,694)
     Denominator:
        Weighted average shares.................     25,348,539         7,594,287         7,218,297
                                                 ---------------   ---------------   ---------------
     Basic and diluted net loss per share.......  $       (0.89)    $       (1.5)     $       (1.49)
                                                 ===============   ===============  ================


        The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period.

                                                                    DECEMBER 31,
                                                                    ------------
                                                      2004              2003             2002
                                                 ---------------   ---------------   ---------------
        Convertible preferred stock.............     7,856,250          3,491,665        3,491,665
        Convertible debt........................             -         21,840,375       11,187,300
        Warrants................................    52,099,999          8,736,150        4,474,920
        Options.................................     7,142,768          1,880,091          808,498
        B. Braun purchase right.................       387,965            387,965          387,965
                                                 ---------------   ---------------   ---------------
            Total...............................    67,486,982         36,336,246       20,350,348
                                                 ===============   ===============   ===============

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


19.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                           QUARTERS ENDED
                                                      ---------------------------------------------------------
                                                                                2004
                                                      ---------------------------------------------------------
                                                        DEC. 31,       SEPT. 30,      JUNE 30,      MARCH. 31
                                                          2004           2004           2004          2004
                                                      ------------   ------------   ------------   ------------
Revenue.........................................      $    149,822   $     32,500   $     60,000  $           -

Research and development .......................         2,910,760      3,310,850      2,841,571      2,392,125
General and administrative......................         1,090,216      1,492,087        714,168        773,367
                                                      ------------   ------------   ------------   ------------
    Total operating expenses....................         4,000,976      4,802,937      3,555,739      3,165,492

Interest income ................................           (30,693)        (1,992)        (4,667)        (1,096)
Interest expense to related parties.............           468,749        111,106         75,958        600,234
Interest expense................................               745      4,431,554      1,970,705          1,252
                                                      ------------   ------------   ------------   ------------
  Loss before benefit from state taxes..........        (4,289,955)    (9,311,105)    (5,537,735)    (3,765,882)
Benefit from state taxes........................          (338,033)             -              -              -
                                                      ------------   ------------   ------------   ------------
  Net loss......................................      $ (3,951,922)  $ (9,311,105)  $ (5,537,735)  $ (3,765,882)
                                                      ============   ============   ============   ============
Net loss per common share:
  Basic and diluted.............................      $      (0.08)  $      (0.37)  $      (0.22)  $      (1.83)
                                                      ============   ============   ============   ============
  Basic and diluted, pro forma (1)..............      $      (0.02)  $      (0.09)  $      (0.05)  $      (0.44)
                                                      ============   ============   ============   ============

Weighted average number of shares:
  Basic and diluted.............................        48,750,000     25,431,716     24,731,859      2,057,456
  Basic and diluted, pro forma (1)..............       192,938,579    106,076,584    104,017,813      8,653,298

(1) To give effect to the conversion of rights certificates into common shares (see Note 1).

                                                                           QUARTERS ENDED
                                                      ---------------------------------------------------------
                                                                                2003
                                                      ---------------------------------------------------------
                                                        DEC. 31,       SEPT. 30,      JUNE 30,      MARCH. 31
                                                          2003           2003           2003          2003
                                                      ------------   ------------   ------------   ------------
Revenue.........................................      $          -   $     55,000   $     40,000  $     105,000

Research and development .......................         2,262,828      2,286,664      2,345,305      1,840,074
General and administrative......................           674,434        601,679        577,059        601,750
                                                      ------------   ------------   ------------   ------------
    Total operating expenses....................         2,937,262      2,888,343      2,922,364      2,441,824

Interest income ................................            (1,293)        (1,153)        (1,636)        (1,693)
Interest expense to related parties.............           533,963        477,044        407,860        364,063
Interest expense................................               501            949          1,630          1,133
                                                      ------------   ------------   ------------   ------------
  Loss before benefit from state taxes..........        (3,470,433)    (3,310,183)    (3,290,218)    (2,700,327)
Benefit from state taxes........................          (238,584)             -              -              -
                                                      ------------   ------------   ------------   ------------
  Net loss......................................      $ (3,231,849)  $ (3,310,183)  $ (3,290,218)  $ (2,700,327)
                                                      ============   ============   ============   ============

Net loss per common share:
  Basic and diluted.............................      $      (0.43)  $      (0.44)  $      (0.43)  $      (0.36)
                                                      ============   ============   ============   ============

Weighted average number of shares:
  Basic and diluted.............................         7,594,287      7,594,287      7,594,287      7,594,287

                        TREASURE MOUNTAIN HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

20.     SUBSEQUENT EVENTS

        In February 2005, the Company received correspondence from Dr. George Nascaris, who the Company believes to be the principal of Greystone Healthcare Group, Inc., and Dr. Nascaris' counsel, threatening to bring a lawsuit or mediation proceeding against the Company. in connection with a dispute over fees which Greystone alleges should have been paid pursuant to an agreement between the Company and Greystone with respect to an alternative financing transaction which neither Vyteris nor Treasure Mountain has consummated, nor is currently pursuing. The Company believes that Greystone's claims are without merit and that, if such a suit or proceeding is actually commenced, that Treasure Mountain and Vyteris will have substantial defenses and counterclaims against Greystone. If such a suit or proceeding is actually commenced against either Treasure Mountain or Vyteris, Treasure Mountain and Vyteris intend to defend it vigorously. The Company does not believe that an adverse outcome of this matter will be material to the Company's consolidated financial position, results of operations or cash flows.

        Treasure Mountain filed a registration statement with the SEC relating to the resale of shares of Treasure Mountain common stock. Since that registration statement was not declared effective by the SEC by February 25, 2005, Treasure Mountain is obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continues, an amount equal to 2% of such purchase price, until Treasure Mountain has cured the delay, with an overall cap on such liquidated damages of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement will not be declared effective until after Treasure Mountain's upcoming special meeting of stockholders is held. Such liquidated damages could amount to up to $2.4 million, depending upon when the registration statement is ultimately declared effective by the SEC. Payments of substantial liquidated damages will adversely affect Treasure Mountain's financial condition.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Ernst & Young LLP is the independent auditor for Vyteris and has been since Vyteris was incorporated in 2000. By virtue of the Merger of Vyteris with a wholly-owned subsidiary of Treasure Mountain on September 29, 2004, there was deemed to have been a change in Treasure Mountain's certifying accountants. On November 10, 2004 the audit committee of Treasure Mountain's Board of Directors approved the engagement of Ernst & Young LLP as its independent auditors for the fiscal year ended December 31, 2004 to replace Madsen & Associates. Such action effected the dismissal of Madsen & Associates as Treasure Mountain's certifying accountants.

        Madsen & Associates served as Treasure Mountain's certifying accountants with respect to the financial statements for the year ended December 31, 2003. As noted in Treasure Mountain's Annual Report on Form 10-KSB for the year ended December 31, 2003, the firm of Sellers and Andersen, LLC served as Treasure Mountain's independent certifying accountants for the year ended December 31, 2002. As reported in Treasure Mountain's Annual Report on Form 10-KSB for the year ended December 31, 2003, there were no disagreements with Sellers & Andersen on any matters of accounting principles and practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Sellers & Andersen, would have caused them to make reference to the subject matter of the disagreement in connection with its report on Treasure Mountain's financial statements. Further, during the year ended December 31, 2003 and during the period from January 1, 2004 through November 10, 2004, there were no disagreements with Madsen & Associates on any matters of accounting principles and practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Madsen & Associates, would have caused them to make reference to the subject matter of the disagreement in connection with its report on Treasure Mountain's financial statements. Further, for 2002 and 2003 and through November 10, 2004, none of the events described in Item 304(a)(1)(iv)(B) of the SEC's Regulation S-B occurred.

        Inasmuch as Ernst & Young LLP was the independent auditor for Vyteris throughout the period during which Vyteris planned for the Treasure Mountain/Vyteris merger, Ernst & Young was consulted and provided oral advice during 2004 with respect to the principles applicable to the accounting treatment for such merger. Such advice was an important factor considered by the registrant in reaching a decision with respect to such accounting treatment. Ernst & Young LLP orally advised the registrant that the appropriate accounting treatment is to combine the historical financial statements of Vyteris and Treasure Mountain after giving effect to the merger by recording the merger as the issuance of Vyteris stock for the net monetary assets of Treasure Mountain, accompanied by a recapitalization with no goodwill or other intangibles recorded. Treasure Mountain's former accountants were not consulted with respect to the accounting treatment for the merger.

        Audit reports of Sellers & Andersen and of Madsen & Associates for Treasure Mountain's 2003 and 2002 year-end financial statements contained a modification expressing substantial doubt as to Treasure Mountain's ability to continue as a going concern.

        We requested that Ernst & Young LLP review the disclosures set forth above. We also provided Ernst & Young LLP with the opportunity to furnish us with a letter, addressed to the SEC, containing any new information, clarification of our expression of our views or the respects, if any, in which it does not agree with the statements made by us above. Ernst & Young LLP has determined that no such letter is necessary.

        We also provided Madsen & Associates with a copy of the disclosures set forth above and requested Madsen & Associates to furnish us with a letter addressed to the SEC stating whether it agrees with our statements and, if not, stating the respects in which it does not agree. We have previously filed with the SEC a copy of a letter received from Madsen & Associates in response to that request.

ITEM 8A. CONTROLS AND PROCEDURES.

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

ITEM 8B. OTHER INFORMATION.

        None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        Information with respect to our executive officers and directors and with respect to Item 405 disclosure of delinquent Form 3, 4 or 5 filers will be contained in the Definitive Proxy Statement relating to our 2005 Annual Meeting of Stockholders; said information is incorporated herein by reference.

        The Company has adopted a code of ethics entitled "Code of Ethics for the Senior Financial Officers, Executive Officers and Directors of Treasure Mountain Holdings, Inc." A copy is available to any person without charge upon written request to:

         Vyteris, Inc.
         Attention: Investor Relations
         13-01 Pollitt Drive
         Fair Lawn, New Jersey 07430

ITEM 10. EXECUTIVE COMPENSATION.

        A description of the compensation of our executive officers will be contained in the Definitive Proxy Statement relating to our 2005 Annual Meeting of Stockholders; said information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        A description of the security ownership of certain beneficial owners and management will be contained in the Definitive Proxy Statement relating to our 2005 Annual Meeting of Stockholders; said information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        A description of certain relationships and related transactions with management will be contained in the Definitive Proxy Statement relating to our 2005 Annual Meeting of Stockholders; said information is incorporated herein by reference.

ITEM 13. EXHIBITS

2.1 Merger Agreement and Plan of Reorganization, dated as of July 8, 2004, by and among Treasure Mountain Holdings, Inc.("Treasure Mountain Holdings"), TMH Acquisition Corp. and Vyteris ("Vyteris") is incorporated by reference to Exhibit 2.1 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

2.2 Amendment No. 1, dated as of September 29, 2004, to the Merger Agreement and Plan of Reorganization, dated as of July 8, 2004, by and among Treasure Mountain Holdings, TMH Acquisition Corp. and Vyteris is incorporated by reference to Exhibit 2.2 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

3.1 Articles of Incorporation, as amended, of Treasure Mountain Holdings is incorporated by reference to Exhibit 3.1 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

3.2 By-laws, as amended, of Treasure Mountain Holdings is incorporated by reference to Exhibit 3.2 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

3.3 Proposed amendments to the articles of incorporation of Treasure Mountain Holdings are incorporated by reference to Exhibit 3.3 of Amendment No. 2 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed January 3, 2005.

10.1 Employment Agreement between Vyteris and Vincent De Caprio is incorporated by reference to Exhibit 10.1 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

10.2 Employment Agreement between Vyteris and James Garrison is incorporated by reference to Exhibit 10.2 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

10.3 Treasure Mountain Holdings Proposed 2005 Stock Option Plan is incorporated by reference to Exhibit 10.3 of Amendment No. 2 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed January 3, 2005.

10.4 Sublease Agreement between Vyteris and Becton Dickinson, dated November 10, 2000 is incorporated by reference to Exhibit 10.4 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

10.5 License, Development and Distribution Agreement, dated as of September 20, 2002 is incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed November 30, 2004. (Y)

10.6 License and Development Agreement, dated as of September 27, 2004 is incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed November 30, 2004. (Y)

10.7 Supply Agreement, dated as of September 27, 2004 is incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed November 30, 2004. (Y)

10.8 Registration Rights Agreement, dated as of September 29, 2004 is incorporated by reference to Exhibit 10.8 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

10.9 Securities Purchase Agreement, dated as of September 28, 2004, between Vyteris and Spencer Trask Specialty Group, LLC is incorporated by reference to Exhibit 10.9 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

10.10 Security Agreement, dated as of September 28, 2004 is incorporated by reference to Exhibit 10.10 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

10.11 Finder's Agreement, dated as of March 31, 2004, between Vyteris and Spencer Trask Ventures, Inc. is incorporated by reference to Exhibit
        10.11 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

10.12 Right of First Refusal Agreement, dated as of March 31, 2004, between Vyteris and Spencer Trask Ventures, Inc. is incorporated by reference to
        Exhibit 10.12 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

10.13 Placement Agency Agreement, dated as of March 19, 2004, between Vyteris and Spencer Trask Ventures, Inc. is incorporated by reference to Exhibit
        10.13 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

10.14 Placement Agency Agreement, dated as of June 18, 2004, among Vyteris, Inc, Spencer Trask Ventures, Inc. and Rodman & Renshaw, LLC is incorporated by reference to Exhibit 10.14 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

10.15 Amendment No. 1, dated July 8, 2004, to Placement Agency Agreement, dated as of June 18, 2004, among Vyteris, Inc, Spencer Trask Ventures, Inc. and Rodman & Renshaw, LLC is incorporated by reference to Exhibit
        10.15 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

10.16 Amendment No. 2, dated September 13, 2004, to Placement Agency Agreement, dated as of June 18, 2004, among Vyteris, Inc, Spencer Trask Ventures, Inc. and Rodman & Renshaw, LLC is incorporated by reference to
        Exhibit 10.16 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

10.17 Lease, dated December 14, 2004, between CK Bergen Holdings, L.L.C. and Vyteris, Inc.

16.1 Letter from Madsen & Associates, CPA's, Inc. dated November 5, 2004 is incorporated by reference to Exhibit 16.1 to Treasure Mountain Holdings' Current Report on Form 8-5 filed November 5, 2004.

21.1    Subsidiaries of Treasure Mountain is incorporated by reference to
        Exhibit 21.1 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(Y) Portions of this document have been omitted and filed separately with the SEC pursuant to a request for confidential treatment in accordance with Rule 406 of the Securities Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

        A description of the principal accounting fees and services will be contained in the Definitive Proxy Statement relating to our 2005 Annual Meeting of Stockholders; said information is incorporated herein by reference.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Treasure Mountain Holdings, Inc.


March 16, 2005                               By: /s/ Michael McGuinness
                                                 ----------------------
                                                 Michael McGuinness
                                                 Vice President and Chief
                                                 Financial Officer

        In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                Title                               Date
          ---------                                -----                               ----

/S/ VINCENT DE CAPRIO               President and Chief Executive Officer          March 16, 2005
---------------------
    Vincent De Caprio


/S/ PAUL CITRON                                   Director                         March 16, 2005
---------------
    Paul Citron


/S/ DONALD F. FARLEY                              Director                          March 16,2005
--------------------
    Donald F. Farley


/S/ DAVID DIGIACINTO                              Director                         March 16, 2005
--------------------
    David DiGiacinto


/S/ PATRICK G. LEPORE                             Director                         March 16, 2005
----------------------
    Patrick G. LePore


/S/ SOLOMON STEINER                               Director                         March 16, 2005
-------------------
    Solomon Steiner


/S/ MICHAEL MCGUINNESS           Vice President and Chief Financial Officer,       March 16, 2005
----------------------           (Principal Accounting and Financial Officer)
    Michael McGuinness
