Form 10KSB/A
period 2004-12-31
TREASURE MOUNTAIN HOLDINGS INC
filed 2005-05-02
CIK 1139950

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)


                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-32741


                         Vyteris Holdings (Nevada), Inc.
                   (formerly Treasure Mountain Holdings, Inc.)
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

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

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


     The aggregate market value of voting common equity held by non-affiliates as of February 25, 2005 was approximately $5,420,534. The number of shares outstanding of the registrant's Common Stock, as of February 25, 2005, was 48,750,000 shares (does not give effect to a one for ten reverse stock split effected on May 2, 2005).


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (Check one):   _____Yes  __X__  No
================================================================================

                         VYTERIS HOLDINGS (NEVADA), INC.

                         ANNUAL REPORT ON FORM 10-KSB/A
                      FOR THE YEAR ENDED DECEMBER 31, 2004


                                TABLE OF CONTENTS



FORM 10-KSB/A                                                               Page
ITEM NUMBER:                                                                 No.
                                                                            ----



                                     PART I


Item 1.      Description of Business......................................     4
Item 2.      Description of Property......................................    25
Item 3.      Legal Proceedings............................................    25
Item 4.      Submission of Matters to a Vote of Security Holders..........    25


                                     PART II


Item 5.      Market for Common Equity and Related Stockholder Matters.....    26
Item 6.      Management's Discussion and Analysis or Plan of Operations...    27
Item 7.      Financial Statements.........................................    51
Item 8.      Changes in and Disagreements With Accountants on Accounting
                and Financial Disclosure..................................    80
Item 8A.     Controls and Procedures......................................    81
Item 8B.     Other Information............................................    81


                                    PART III


Item 9.      Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the Exchange
                Act.......................................................    82
Item 10.     Executive Compensation.......................................    85
Item 11.     Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters................    88
Item 12.     Certain Relationships and Related Transactions...............    90
Item 13.     Exhibits.....................................................    94
Item 14.     Principal Accountant Fees and Services.......................    96
             Signature....................................................    97

                                EXPLANATORY NOTE


     On April 25 2005, the stockholders of Vyteris Holdings (Nevada), Inc. adopted amendments to the Registrant's Articles of Incorporation which have the effect, among other things, of:

          o changing its corporate name from Treasure Mountain Holdings, Inc. to Vyteris Holdings (Nevada), Inc. (the "Registrant" or the "Company");

          o approving a one for ten reverse stock split of our common stock, such that each ten shares of our common stock will be converted into one share of our common stock;

          o increasing the number of authorized shares of the Registrant's common stock to 100,000,000 shares;

          o authorizing the issuance of 7,500,000 shares of Series B Convertible Preferred Stock; and

          o authorizing the issuance of up to 42,500,000 shares of preferred stock which may be issued, from time to time, pursuant to terms established by our Board of Directors.

     These amendments were effected on May 2, 2005 by means of the filing of a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada. The Registrant has amended Items 1, 3, 5, 6 and 8 of this Annual Report on Form 10-KSB/A as originally filed to give effect to these amendments to the Registrant's Articles of Incorporation. We have not otherwise amended these Items to give effect to any events occurring between the date on which we originally filed our Annual Report on Form 10-KSB and the date hereof.

     We are also amending our Annual Report on Form 10-KSB as originally filed in order to provide responses to Part III of Form 10-KSB.

     We are also updating the signature page, the Exhibit Index referenced in
Item 13 of Part IV, and Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2 and including Exhibits 10.17 and 10.18.

     Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of each of Items 1 and 3 of Part I, Items 5, 6 and 8 of Part II and Items 9, 10, 11, 12, 13 and 14 of Part III, as amended, is set forth below. We have also reproduced, but not modified or updated, Items 2 and 4 of Part I and Items 7-8B of Part II in this Amendment No. 1. This Amendment No. 1 speaks as of the original filing date of the Form 10-KSB and reflects only the changes to Parts I, II and III discussed above. No other information included in the Form 10-KSB including the information set forth in our financial statements and the footnotes thereto, has been modified or updated in any way.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.


BUSINESS DEVELOPMENT


     Vyteris Holdings (Nevada), Inc. (formerly Treasure Mountain Holdings, Inc.) was organized in Utah as Treasure Mountain Mining Company in 1954 to engage in the business of mining, milling, processing and marketing various minerals, primarily tungsten. The Company engaged in the mining business for a period of time after inception and acquired various mineral leases, but became relatively inactive for several years until approximately 1997. In 1997, the Company's name was changed to Treasure Mountain Holdings, Inc., it was re-domiciled as a Nevada corporation and the Utah corporation was subsequently dissolved. In May 2005 the Company's name was changed to Vyteris Holdings (Nevada), Inc.

     On September 29, 2004, the Company completed a business combination in which Vyteris, Inc. ("Vyteris, Inc."), a Delaware corporation, merged with a wholly-owned subsidiary of the Company (the "Merger"). As a result of the Merger, Vyteris, Inc. became the Company's wholly-owned subsidiary and the former stockholders of Vyteris, Inc. became stockholders of the Company. At the time of that business combination, the Company had no active business. As a result, the Company's principal business after that business combination became the business in which Vyteris has been engaged since its formation in November 10, 2000.

     On May 2, 2005, we amended our Articles of Incorporation to change our name from Treasure Mountain Holdings, Inc. to Vyteris Holdings (Nevada), Inc. We also filed amendments to our Articles of Incorporation which, among other things, increased the number of shares of Common Stock that we are authorized to issue to 100,000,000 shares, authorized the issuance of 7,500,000 shares of Series B Preferred Stock, authorized the issuance of an additional 42,750,000 shares of preferred stock which may be issued, from time to time, pursuant to terms established by our Board of Directors and authorized a ten for one reverse stock split effective May 2, 2005. All share references in this Annual Report on Form 10-KSB/A give effect to this reverse stock split.

     The terms "Company," "Vyteris," "Treasure Mountain," "us," "we" or "our" refer to each of Vyteris Holdings (Nevada), Inc., Vyteris, Inc. and the combined company. We refer to our holding company as "Vyteris Holdings" and "Vyteris Holdings (Nevada)".

     After the Merger, the former stockholders of Vyteris, Inc. owned 98.2% of the outstanding common stock of the Company. The former directors of the Company resigned immediately prior to the Merger and the directors of Vyteris, Inc. immediately prior to the Merger became the sole directors of the Company. Similarly, the former officers of the Company resigned immediately prior to the Merger and the executive officers of Vyteris, Inc. immediately prior to the Merger became the sole officers of the Company. As a result of the Merger, although Vyteris Holdings (Nevada), Inc. is the parent company, the financial information included in this Annual Report on Form 10-KSB/A for periods prior to the Merger relates to Vyteris, Inc. as it is the accounting acquiror. The effects of the Merger on the consolidated financial statements of Vyteris, Inc. were not material.

     Vyteris, Inc., formerly Drug Delivery Technologies, Inc., was incorporated on July 19, 2000 in the State of Delaware.

     Our principal executive offices and manufacturing facilities are located at 13-01 Pollitt Drive, Fair Lawn, New Jersey 07410 and our telephone number is
(201) 703-2299. Our website is located at WWW.VYTERIs.COM. Vyteris, Inc. had no operating activity prior to November 10, 2000 and operates in one business segment.

     The Vyteris/ Vyteris Holdings Merger Agreement (the "Merger Agreement") provided for the following:

          o Each outstanding share of Vyteris common stock was automatically converted into the right to receive 0.419 shares of the Company's common stock. Immediately prior to the consummation of the Merger, there were 45,233,047 shares of Vyteris, Inc. common stock outstanding. Accordingly, the shares of Vyteris, Inc. common stock outstanding immediately prior to the consummation of the Merger have been converted into 18,952,647 shares of the Company's common stock.

          o Each outstanding share of Vyteris, Inc. Series C convertible redeemable preferred stock was automatically converted into the right to receive one share of the Company's Series B convertible redeemable preferred stock. Each share of the Company's Series B convertible redeemable preferred stock is convertible into a number of shares of the Company's common stock equal to (i) 0.419 multiplied by (ii) the number of shares of Vyteris, Inc. common stock into which one share of Vyteris, Inc. Series C convertible redeemable preferred stock was convertible prior to the consummation of the Merger. The Vyteris, Inc. Series C convertible redeemable preferred stock was convertible into one quarter of a share of Vyteris, Inc. common stock if converted at any time within 18 months of March 31, 2004, one third of a share of Vyteris, Inc. common stock if converted at any time within the 18 months thereafter and two thirds of a share of Vyteris, Inc. common stock if converted at any time thereafter. Immediately prior to the consummation of the Merger, there were 7,500,000 shares of Vyteris, Inc. Series C convertible redeemable preferred stock outstanding. Accordingly, the shares of Vyteris, Inc. Series C convertible redeemable preferred stock outstanding immediately prior to the consummation of the Merger have been converted into 7,500,000 shares of the Company's Series B convertible redeemable preferred stock, which shares are currently convertible into the right to receive a total of 785,625 shares of the Company's common stock.

          o Each outstanding option and warrant to purchase one or more shares of Vyteris, Inc. common stock -- which we refer to as an existing option or an existing warrant - was automatically converted into an option or warrant to purchase one or more shares of the Company's common stock -- which we refer to as a new option or a new warrant. The number of shares of the Company's common stock covered by each new option or new warrant equals the number of shares of Vyteris, Inc. common stock covered by the corresponding existing option or existing warrant multiplied by 0.419. The exercise price of each new option or new warrant equals the exercise price of the corresponding existing option or existing warrant divided by 0.419. Immediately prior to the consummation of the Merger, there were existing options outstanding covering 3,766,911 shares of Vyteris, Inc. common stock and there were existing warrants outstanding covering 12,168,965 shares of Vyteris, Inc. common stock. Accordingly, upon consummation of the Merger, the existing options were converted into new options to purchase a total of 1,578,336 shares of the Company's common stock and the existing warrants were converted into new warrants to purchase a total of 5,098,796 shares of the Company's common stock.

By virtue of the Merger, warrants covering an additional 150,000 shares of the Company's common stock were granted to two former executive officers and directors of the Company.


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

     Our LidoSite product uses our technology to achieve more rapid, deep local anesthesia prior to needle-stick procedures. We have received FDA approval to begin selling our LidoSite product in the United States. Commercial distribution of LidoSite began in January 2005. .

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

     The following is an overview of advanced drug delivery technologies and other alternative methods that could be direct or indirect competitors of our LidoSite product and any of our potential future products:

          |X| SUSTAINED RELEASE ORAL DOSAGE FORMS are designed to release the active ingredients of the drug into the body at either a predetermined point in time or at a predetermined rate over an extended period of time, generally do not work fast and may be partially destroyed by the liver and stomach before they get into the blood stream.

          |X| PASSIVE TRANSDERMAL PATCHES allow absorption of drugs through the skin and generally provide a convenient method of administering drugs at a steady rate over an extended period of time, but onset of action may take hours after application, and absorption of the drug may continue for hours after the patch is removed, which can increase side effects. Additionally, because human skin is an effective barrier, most drug formulations will not passively permeate the skin in therapeutic quantities. There is also an element of variability associated with passive transdermal systems due to variations in skin characteristics.

          |X| SUSTAINED RELEASE INJECTABLE PREPARATIONS allow conventional injectable drugs to be incorporated into a biodegradable material that is then injected and absorbed slowly into the surrounding tissue. These preparations reduce the frequency of injections by creating a small "depot" of the drug beneath the skin that is slowly absorbed by the body, thus increasing the interval between injections. They can turn a conventional once-a-day injection into a once weekly or even longer regimen.

          |X| CONTINUOUS INFUSION PUMPS are small implantable or externally-worn battery-powered pumps that introduce drugs directly into the body, using a needle or catheter inserted into tissue just below the skin or directly into the blood stream or spinal space. They use conventional drugs, and provide rapid onset of action as well as sustained or programmed delivery of medication. These are costly, complex electromechanical devices reserved mostly for treatment of chronic conditions such as the delivery of insulin for certain diabetes patients and for chronic intractable pain management for the treatment of certain forms of spasticity.

          |X| PULMONARY AND NASAL METHODS. Both pulmonary, or inhalation, delivery and nasal sprays are designed to provide fast action or to deliver drugs that are destroyed by the gastro-intestinal tract. Variations in a user's respiratory tract, often brought on by everyday occurrences such as a cold, infection or even changes in climate, can markedly affect the amount of drug inhaled from each spray. Nasal sprays can also cause irritation in some patients and usually it is not possible to adjust the amount of dose delivered in each sniff or spray. In addition, the patient cannot control dosage over a period of time, and patients and caregivers may have difficulty maintaining desired therapeutic effects.

          |X| TRANSMUCOSAL. Transmucosal technology enables drugs to be delivered through the body's mucosal surfaces. There are four means by which drugs can be delivered in this fashion: orally, nasally, rectally and vaginally. In limited situations, drug absorption through mucosal surfaces is effective because mucosal tissue is usually rich in blood supply, providing the means for rapid drug transport to the systemic circulation.

          |X| JET INJECTION. Jet injection drug delivery technology uses stored mechanical energy from either a spring or compressed gas cylinder to ballistically deliver a liquid or powder through the skin without a needle. Liquid jet injection has been used for many years with minimal success. A new technology allows the administration of small amounts of drugs in dry powder form through the skin using a specially engineered device, which propels the drug using a high-powered jet of helium gas. The gas accelerates the dry drug particles, enabling penetration of the skin.

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


 PATENT NUMBER     EXPIRATION DATE                   TITLE/DESCRIPTION
--------------------------------------------------------------------------------

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

 PATENT NUMBER     EXPIRATION DATE                   TITLE/DESCRIPTION
--------------------------------------------------------------------------------

6,385,488           20-May-2019         Method of increasing the reliability of
                                        iontophoresis system
6,678,555           20-May-2019         Method of increasing the reliability of
                                        iontophoresis system
6,394,994           27-Aug-2019         Method for testing the ability of an
                                        iontophoretic reservoir-electrode to
                                        deliver a medicament
6,377,848           25-Aug-2019         Methods of activating controller
6,047,208           27-Aug-2017         Method of detecting events or conditions
                                        in an iontophoretic drug delivery system
6,107,777           25-Jul-2017         Circuit for causing a voltage step in a
                                        multi-cell battery
6,009,344           25-Jul-2017         Iontophoretic drug delivery system
6,377,847           30-Sep-2013         Iontophoretic drug delivery device and
                                        reservoir and method of making same
6,228,206           30-Jul-2017         Bonding agent composition containing
                                        conductive filler and method
                                        of bonding electrode to printed
                                        conductive trace with same
5,738,647           27-Sep-2016         User activated iontophoretic device and
                                        method for activating same
5,882,677           30-Sep-2017         Iontophoretic patch with hydrogel
                                        reservoir
5,795,321           18-Aug-2015         Iontophoretic drug delivery system,
                                        including removable controller
5,498,235           30-Sep-2014         Improved iontophoretic drug delivery
                                        device
5,876,368           30-Sep-2014         Iontophoretic drug delivery device
                                        having improved controller and patch
5,688,232           28-Sep-2015         Iontophoretic drug delivery device
                                        having an improved controller
6,029,083           04-Apr-2017         Circuit and method for automatically
                                        turning off an iontophoretic system
5,935,598           18-Jun-2017         Iontophoretic delivery of cell adhesion
                                        inhibitors
5,961,483           30-Sep-2016         Iontophoretic delivery of cell adhesion
                                        inhibitors
6,629,968           10-Dec-2020         Shelf storage stable iontophoresis
                                        reservoir-electrode and iontophoretic
                                        system incorporating the reservoir-
                                        electrode
6,635,045           30-Jun-2020         Shelf storage stable iontophoresis
                                        reservoir-electrode and iontophoretic
                                        system incorporating the reservoir-
                                        electrode
5,983,133           29-Sep-2017         Iontophoresis system with voltage
                                        step-up circuit
6,350,259           18-Jun-2017         Iontophoretic electrode assembly and
                                        method for controlling delivery of drug
                                        using competing ions
6,584,389           17-Nov-2017         Low cost electrode for an iontophoretic
                                        device
5,246,418           17-Dec-2011         Iontophoresis system having features for
                                        reducing skin irritation
5,306,235           30-Sep-2012         Failsafe iontophoresis drug delivery
                                        system
4,950,229           25-Sep-2009         Apparatus for an electrode used for
                                        iontophoresis
5,320,597           06-Aug-2008         Device and method for renewing
                                        electrodes during iontophoresis
5,284,471           08-Feb-2011         Electrode and method used for
                                        iontophoresis
5,334,138           02-Aug-2011         Method and composition for increased
                                        skin concentration of active agents by
                                        iontophoresis
5,131,403           05-Jun-2011         Method for obtaining blood using
                                        iontophoresis
5,310,403           18-May-2012         Iontophoretic drug delivery device and
                                        circuit therefore
5,817,044           06-Oct-2015         User activated iontophoretic device
5,458,569           08-Jun-2013         Wearable iontophoresis system
5,302,172           12-Apr-2011         Method and composition for iontophoresis
D366,702            30-Jan-2010         Iontophoretic drug delivery controller

 PATENT NUMBER     EXPIRATION DATE                   TITLE/DESCRIPTION
--------------------------------------------------------------------------------

D352,113            01-Nov-2008         Iontophoretic drug delivery system
D352,357            08-Nov-2008         Iontophoretic drug delivery system
5,954,684           30-Sep-2013         Iontophoretic drug delivery system and
                                        method for using same
5,540,669           30-Sep-2013         Iontophoretic drug delivery system and
                                        method for using same
5,494,679           27-Feb-2013         Molecules for iontophoretic delivery
5,843,015           28-Dec-2015         Molecules for iontophoretic delivery
D352,782            22-Nov-2008         Iontophoretic drug delivery system
5,645,526           30-Sep-2014         Apparatus and method for ensuring
                                        compatibility of a reusable
                                        iontophoretic controller with an
                                        iontophoretic patch
5,682,726           30-Sep-2014         Method for forming and packaging
                                        iontophoretic drug delivery
                                        patches and the like to increase
                                        stability and shelf-life
5,713,846           27-Sep-2016         Iontophoretic drug delivery system,
                                        including method for activating same for
                                        attachment to patient
5,688,231           18-Nov-2014         Iontophoresis assembly including
                                        cleanable electrical contacts
5,693,024           27-Sep-2016         Iontophoretic drug delivery system,
                                        including method for determining
                                        hydration of patch
5,899,876           27-Aug-2017         Multiple site drug delivery system
5,895,369           30-Sep-2014         Iontophoresis patch/controller
                                        interconnection using a conductive
                                        elastomer to provide noise-free
                                        electrical contact between patch and
                                        controller
5,730,715           14-Jun-2016         Device for the iontophoretic
                                        administration of bisphosphonates
5,735,810           14-Jun-2016         Device for the iontophoretic
                                        administration of bisphosphonates
5,857,994           01-Oct-2016         Awakenable iontophoretic delivery device
                                        for reducing electrical sensation upon
                                        application thereof
6,018,680           01-Oct-2016         Awakenable iontophoretic delivery device
                                        for reducing electrical sensation upon
                                        application thereof
5,792,097           27-Sep-2016         Iontophoretic electrodes and surface
                                        active agents
5,797,867           27-Sep-2016         Iontophoretic drug delivery system,
                                        including method for activating same for
                                        attachment to patient
5,919,156           27-Sep-2016         Iontophoretic drug delivery system,
                                        including unit for dispensing patches
5,873,850           29-May-2017         Locking and disfiguring mechanism for an
                                        iontophoretic system

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

 PATENT NUMBER     EXPIRATION DATE                   TITLE/DESCRIPTION
--------------------------------------------------------------------------------

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

 PATENT NUMBER     EXPIRATION DATE                   TITLE/DESCRIPTION
--------------------------------------------------------------------------------

0 449 463           15-Mar-2011         Method and composition for iontophoresis
0 449 463           15-Mar-2011         Method and composition for iontophoresis
2087087             11-Jan-2013         Molecules for iontophoretic delivery
0 552 878           12-Jan-2013         Molecules for iontophoretic delivery
0 552 878           12-Jan-2013         Molecules for iontophoretic delivery
0 552 878           12-Jan-2013         Molecules for iontophoretic delivery
0 552 878           12-Jan-2013         Molecules for iontophoretic delivery
22686/BE/99         12-Jan-2013         Molecules for iontophoretic delivery
2506543             12-Jan-2013         Molecules for iontophoretic delivery
0 934 097           19-Sep-2017         Iontophoretic drug delivery system,
                                        including method for activating same for
                                        attachment to patient
0 934 097           19-Sep-2017         Iontophoretic drug delivery system,
                                        including method for activating same for
                                        attachment to patient
0 934 097           19-Sep-2017         Iontophoretic drug delivery system,
                                        including method for activating same for
                                        attachment to patient
0 944 410           05-Sep-2017         Awakenable iontophoretic delivery device
                                        for reducing electrical sensation upon
                                        application thereof
0 944 410           05-Sep-2017         Awakenable iontophoretic delivery device
                                        for reducing electrical sensation upon
                                        application thereof
0 944 410           05-Sep-2017         Awakenable iontophoretic delivery device
                                        for reducing electrical sensation upon
                                        application thereof
0 944 410           05-Sep-2017         Awakenable iontophoretic delivery device
                                        for reducing electrical sensation upon
                                        application thereof

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


     During February 2005, we received correspondence from Dr. George Nascaris, whom we believe to be the principal of Greystone Healthcare Group, Inc., and Dr. Nascaris' counsel threatening to bring a lawsuit or mediation proceeding against us. in connection with a dispute over fees which Greystone alleges should have been paid pursuant to an agreement between us and Greystone with respect to an alternative financing transaction which neither Vyteris, Inc. nor Vyteris Holdings (Nevada), Inc. has consummated, nor is currently pursuing. We believe that Greystone's claims are without merit and that, if such a suit or proceeding is actually commenced, that Vyteris Holdings (Nevada), Inc. and Vyteris, Inc. will have substantial defenses and counterclaims against Greystone. If such a suit or proceeding is actually commenced against either Vyteris Holdings (Nevada), Inc. or Vyteris, Inc., we intend to defend it vigorously.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    During the fourth quarter of 2004, there were no matters submitted to a vote of securities holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


     The Company's common stock became eligible to be traded in the over-the-counter market in February 2002. During 2004, quotations were published on the OTC Bulletin Board under the symbol "TMHI" and in the National Quotation Bureau, Inc. "pink sheets" under Treasure Mountain Holdings, Inc. We are not aware of an active trading market in the Company's shares and, accordingly, there is no history of reported trades in the public market for the Company's shares.

     Based on shares outstanding as of December 31, 2004 there are approximately 845 holders of our common stock and two holders of our Series B convertible redeemable preferred stock.

     As of December 31, 2004, the Company had not adopted any equity compensation plan. The following table provides information regarding options outstanding as of December 31, 2004.

                                                   (a)                   (b)                   (c)
                                                Number Of         Weighted-Average     Number of Securities
                                             Securities To Be      Exercise Price    Remaining Available For
                                               Issued Upon               of           Future Issuance Under
                                               Exercise Of           Outstanding       Equity Compensation
                                           Outstanding Options,        Options,         Plans (Excluding
                                                 Warrants              Warrants        Securities Reflected
           Plan Category                        and Rights            and Rights          in Column (A))
           -------------                        ----------            ----------          --------------

Equity Compensation Plans Approved by
Stockholders of Vyteris, Inc.                     714,277                 $1.90              2,189,196

Equity Compensation Plans Not Approved by
Such Stockholders                                       _                     _                      _
                                                -----------           -----------           -----------
    Total                                         714,277                 $1.90              2,189,196

     This table reflects the 0.419 conversion ratio set forth in the Merger Agreement.

     This table does not include options which we are now required to grant to Vincent De Caprio, our chief executive officer, by virtue of the adoption of certain amendments to our articles of incorporation. Under the terms of Dr. De Caprio's employment agreement, he is entitled to receive additional stock options to assure that he retains four percent beneficial ownership for a specified period of time. Upon filing these amendments, we granted to Dr. De Caprio options covering an additional 833,308 shares of our common stock.


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE OTHER FINANCIAL INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS FORM 10-KSB/A. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING THOSE DISCUSSED IN "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-KSB/A.

MERGER


     On September 29, 2004, the Company completed a business combination in which Vyteris, Inc. merged with a wholly-owned subsidiary of the Company. As a result of the Merger, Vyteris, Inc. became the Company's wholly-owned subsidiary and the former stockholders of Vyteris, Inc. became stockholders of the Company (See Item 1 of this Annual Report on Form 10-KSB/A.) At the time of that business combination, Vyteris Holdings (Nevada), Inc. had no active business. As a result, Vyteris Holdings (Nevada), Inc.'s principal business after that business combination became the business in which Vyteris, Inc. has been engaged since its inception in November 10, 2000.

     After the Merger, the former stockholders of Vyteris, Inc. owned 98.2% of the Company's common stock. The former directors of the Company resigned immediately prior to the Merger and the directors of Vyteris, Inc. immediately prior to the Merger became the sole directors of the Company. Similarly, the former officers of the Company resigned immediately prior to the Merger and the executive officers of Vyteris, Inc. immediately prior to the Merger became the sole officers of the Company.

     The consolidated balance sheet as of December 31, 2004 and 2003 and the consolidated statements of operations for the years ended December 31, 2004, 2003, 2002 and for the period from November 10, 2000 (inception) to December 31, 2004 consolidate the historical financial statements of Vyteris Holdings (Nevada), Inc. with Vyteris, Inc. after giving effect to the Merger, with Vyteris, Inc. as the accounting acquiror, by recording the transaction as the issuance of Vyteris, Inc. stock for the net monetary assets of Vyteris Holdings (Nevada), Inc. accompanied by a recapitalization with no goodwill or other intangibles recorded. Vyteris Holdings (Nevada), Inc. had been engaged in the development and operations of mining properties until 1957, when the operations were abandoned and Vyteris Holdings (Nevada), Inc. became inactive. Vyteris Holdings (Nevada), Inc. has been in the developmental stage since that date.

OVERVIEW OF THE COMPANY


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


          o Ferring is also obligated to make revenue share payments to us and to pay a transfer price to us. The combination of the revenue share and transfer price payments to us are estimated by us to range from a low of 7% to a high of 20% of the revenues Ferring derives from the sales of the female infertility product (actual results could be materially higher or lower than this range). The statements made in this paragraph are "forward-looking statements" and there are no assurances that these projections will be attained. These forward-looking statements are subject to risks and uncertainties, including the risks outlined in this paragraph and under the "Risk Factors" identified below. Our potential revenue will depend upon on several factors, including the selling price per unit charged by Ferring, the gross sales of the product made in each year, the number of units sold and the contract year. In turn, the preceding factors are themselves dependent upon other factors, including but not limited to, the final patch and controller design, the number of patches to be used in a day, the number of days per course of therapy and the amount of drug to be loaded into each patch in order to achieve therapeutic levels of the active ingredient. As we are several years away from commercial launch of this product, we cannot predict with any degree of certainty the actual amount of revenues that we will derive from the Ferring agreements.

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


     Currently there is no active trading market for our common stock. Additionally, prior to the Merger, Vyteris, Inc. was a private company. Therefore determining the fair value of our common stock involves significant estimates and judgments. In considering the fair value of the underlying stock when we grant options, we consider several factors, including third party valuations and the fair values established by market transactions. Stock-based compensation includes estimates of when stock options might be exercised and stock price volatility. The timing for exercise of options is out of our control and will depend, among other things, upon a variety of factors, including our market value and the financial objectives of the holders of the options. We have limited historical data to determine volatility in accordance with Black-Scholes modeling. In addition, future volatility is inherently uncertain and the model has its limitations. These estimates can have a material impact on stock-based compensation expense in our consolidated statement of operations but will have no impact on our cash flows.

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

                                               YEARS ENDED DECEMBER 31,
                                               ------------------------
                                          2004 VS. 2003       2003 VS. 2002
                                        ----------------------------------------

  Revenues.........................            21.2%              32.1%
  Research and development.........            31.1%              21.2%
  General and administrative.......            65.8%             (15.1)%
  Interest expense, net............           327.9%             117.6%
  Net loss.........................            80.1%              16.4%

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


     Effective upon the cancellation of all outstanding shares of the Vyteris, Inc. Series A convertible stock on September 29, 2004, the holders of our Series B convertible redeemable preferred stock were entitled to receive, ratably, an annual 8% cumulative dividend out of funds legally available therefore, payable quarterly. We have classified our Series B convertible redeemable preferred stock as a long-term liability in the accompanying consolidated balance sheets. Accordingly, we recorded interest expense of $0.15 million for the period September 30, 2004 to December 31, 2004.


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


     On March 31, 2004, we consummated a transaction with STSG and a related entity. We issued to STSG and such related party an aggregate of 23 million shares of Vyteris, Inc. common stock (which were converted into 9,637,000 shares of the Company's common stock upon consummation of the Merger) and 7.5 million shares of Vyteris Series C convertible redeemable preferred stock (which were converted into 7.5 million shares of the Company's Series B convertible redeemable preferred stock upon consummation of the Merger) in exchange for (i) the cancellation of $20.4 million principal amount of convertible, secured promissory notes, $2.9 million principal amount of secured promissory notes and $2.6 million of accrued and unpaid interest, (ii) the return of 3,000,000 shares of Vyteris, Inc. Series B convertible redeemable preferred stock and (iii) the cancellation of warrants to purchase 852,665 shares of common stock. This transaction reduced our debt by approximately $25.9 million, increased our preferred stock by approximately $4.6 million and increased our common stock and paid-in capital by approximately $21.3 million. On the same date, we completed a 1:4 reverse stock split of the Vyteris, Inc. common stock. All share figures presented in this Annual Report give retroactive effect to that stock split.

     During March, April and May, 2004, we issued $8.0 million of bridge notes, maturing December 31, 2004 (our "December Notes" or our "Bridge Notes"). Additionally, $0.5 million principal amount of convertible debt issued to related parties in the first quarter of 2004 converted into that financing. Spencer Trask Ventures, Inc., an affiliate of our controlling stockholder, acted as placement agent in that transaction and received a 10% placement fee, a 3% non-accountable expense allowance and warrants to purchase 2,549,250 shares of Vyteris, Inc. common stock at $1.00 per share (which were converted into warrants to purchase 1,068,135 shares of the Company's common stock at $2.39 per share upon consummation of the Merger) as compensation for acting as placement agent. We also issued warrants to the investors to purchase 4,248,750 shares of Vyteris, Inc. common stock at $1.00 per share (which were converted into warrants to purchase 1,780,226 shares of the Company's common stock at $2.39 per share upon consummation of the Merger). During September 2004, the $8.5 million of December Notes converted into a total of 8,497,500 shares of Vyteris, Inc. common stock (which were converted into 3,560,453 shares of the Company's common stock upon consummation of the Merger).

     In an offering consummated in September 2004, we received gross proceeds of approximately $15 million -- including debt incurred in September 2004 which was subsequently converted into equity -- upon the sale of common stock and warrants. We issued to the investors a total of 10,040,076 shares of Vyteris, Inc. common stock (which were converted into 4,206,792 shares of the Company's common stock upon consummation of the Merger) and also issued warrants to the investors to purchase 2,510,019 shares of Vyteris, Inc. common stock at $1.875 per share (which were converted into warrants to purchase 1,051,698 shares of the Company's common stock at an exercise price of $4.47 per share upon consummation of the Merger). Spencer Trask Ventures also acted as one of the two placement agents in that offering. The placement agents received a 10% placement fee, a 3% non-accountable expense allowance and warrants to purchase 2,510,019 shares of Vyteris, Inc. common stock at $1.50 per share (which were converted into warrants to purchase 1,051,698 shares of the Company's common stock at $3.58 per share upon consummation of the Merger) as compensation for acting as placement agents. We realized net proceeds from the offering of $12.3 million.

     Immediately prior to the offering, Spencer Trask agreed to provide us (or, at its option, cause a related party to provide us) with up to $5.0 million in working capital loans in the form of 11.5% secured demand promissory notes (the "Working Capital Facility"). Pursuant to the terms of the Working Capital Facility, amounts drawn under the facility must be repaid on or before November 15, 2005. As consideration for the commitment of the Working Capital Facility, we issued 1,000,000 shares of Vyteris, Inc. common stock (converted into 419,000 shares of the Company's common stock upon consummation of the Merger) to Spencer Trask and recorded the fair value of these shares as deferred financing costs of $1.3 million. Each time funds are loaned to us under the Working Capital Facility, we will be required to issue to the lender a common stock purchase warrant to purchase such number of shares equal to the quotient obtained by dividing (i) 40% of the amount loaned by (ii) 3.58. The warrants are exercisable for five years from the date of issuance and have an initial exercise price of $3.58 per share. The Working Capital Facility enables us to borrow up to the lesser of $5.0 million or the sum of qualifying accounts receivable and inventory. At December 31, 2004, our qualifying accounts receivable and inventory were de minimus, pending commencement of the commercialization of our first product. Management estimates that it will borrow funds under this Working Capital Facility in the second quarter of 2005. As of December 31, 2004, no amounts have been loaned to us under the Working Capital Facility. If used, the Working Capital Facility will be secured by a first priority lien on all of our assets.

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


     We have filed a registration statement with the SEC relating to the resale of shares of the Company's common stock. Since that registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continues, an amount equal to 2% of such purchase price, until we have cured the delay, with an overall cap on such liquidated damages of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement has not yet been declared effective. Such liquidated damages could amount to up to $2.4 million, depending upon when the registration statement is ultimately declared effective by the SEC. Payments of substantial liquidated damages will adversely affect our financial condition.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

     Our contractual obligations and commitments include obligations associated with capital and operating leases, manufacturing equipment, employee agreements and university research agreements as set forth in the table below:

                                                               PAYMENTS DUE BY PERIOD AS OF DECEMBER 31, 2004
                                                    ----------------------------------------------------------------
                                                                   LESS THAN                            MORE THAN 5
                                                        TOTAL        1 YEAR     1-3 YEARS  3-5 YEARS       YEARS
                                                    ------------  -----------  ----------  ---------   -------------
     Operating lease obligations.................   $  3,567,239  $   442,843  $  743,746  $ 567,545   $   1,813,105
     Manufacturing equipment.....................        173,400      173,400          --         --              --
     Capital lease obligations...................         31,620       20,288      11,332         --              --
     Employee agreements.........................        570,479      570,479          --         --              --
     University research agreement ..............         89,145       83,625       5,520         --              --
                                                    ------------  -----------  ----------  ---------   -------------
     Total.......................................   $  4,431,883  $ 1,290,635  $  760,598  $ 567,545   $   1,813,105
                                                    ============  ===========  ==========  =========   =============


     Effective as of September 28, 2004 upon cancellation of all outstanding shares of the Vyteris, Inc. Series A convertible preferred stock, the holders of the Company's Series B convertible redeemable preferred stock are entitled to receive an annual cash dividend of 8% of the then applicable redemption price, as defined, out of funds legally available, payable quarterly. The dividends with respect to the Company's Series B convertible redeemable preferred stock are cumulative (from the time that the Vyteris, Inc. Series A convertible redeemable preferred stock was retired), whether or not earned or declared and shall be paid quarterly in arrears. All of the outstanding shares of Vyteris, Inc. Series A convertible redeemable preferred stock were cancelled on September 28, 2004. We accrued dividends on the Company's Series B convertible redeemable preferred stock of $0.15 million in the fourth quarter of 2004. We expect to accrue dividends of $0.6 million per year.

     Commencing on of the first anniversary date of the first commercial sale of LidoSite, and continuing for one year thereafter, the Company will be required to redeem on a quarterly basis an amount of the Company's Series B convertible redeemable preferred stock equal to 5% of the gross profits derived from the sale of LidoSite. During the following years, we will be required to redeem (on a quarterly basis) an amount of the Company's Series B convertible redeemable preferred stock equal to 10% of the gross profits derived from the sale of LidoSite. The redemption price of the Company's Series B convertible redeemable preferred stock is $1.00 per share (adjusted for splits, etc.) plus any accrued but unpaid dividends.


FORWARD-LOOKING INFORMATION


     This Annual Report on Form 10-KSB/A contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). When used in this Form 10-KSB/A, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-KSB/A. Important factors that could cause actual results to differ materially from our forward looking statements are set forth in this Annual Report on Form 10-KSB/A, including under the heading "Risk Factors." All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-KSB/A. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

RISK FACTORS


     YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED IN THIS ANNUAL REPORT ON FORM 10-KSB/A WHEN EVALUATING THE COMPANY AND ITS BUSINESS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS COULD SUFFER. IN THAT CASE, THE PRICE OF OUR COMMON STOCK COULD DECLINE AND OUR STOCKHOLDERS MAY LOSE ALL OR PART OF THEIR INVESTMENT.


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


     The report of independent registered public accounting firm accompanying the audit of the Company's consolidated financial statements for the year ended December 31, 2004 contains an explanatory paragraph expressing uncertainty regarding our ability to continue as a going concern because of our operating losses and our need for additional capital. Such explanatory paragraph could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any financing that we may obtain.


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

     Our working capital facility, if used, will be secured by a first priority lien on all of the assets of our operating subsidiary. In the past, we have defaulted on promissory notes due to our lack of liquidity. If we borrow under our working capital facility and are unable to raise sufficient capital to timely repay our obligations under the working capital facility, the lender, an affiliate of our principal stockholder, will be entitled to enforce its lien and take title to substantially all of our assets, which may be critical to our continuing operations.

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

WE WILL BE REQUIRED TO MAKE LIQUIDATED DAMAGES PAYMENTS TO CERTAIN OF OUR STOCKHOLDERS WHICH COULD MATERIALLY AFFECT OUR FINANCIAL CONDITION.


     We have filed a registration statement with the SEC relating to the resale of shares of the Company's common stock. Since that registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continues, an amount equal to 2% of such purchase price, until we have cured the delay, with an overall cap on such liquidated damages of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement has not yet been declared effective. Such liquidated damages could amount to up to $2.4 million, depending upon when the registration statement is ultimately declared effective by the SEC. Payments of substantial liquidated damages will adversely affect our financial condition.

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


     There is no current active public market for the Company's common stock. An active public market for our common stock may not develop or be sustained in the future. The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, such as: the announcement of new products or product enhancements by us or our competitors; developments concerning intellectual property rights and regulatory approvals; quarterly variations in our competitors' results of operations; changes in earnings estimates or recommendations by securities analysts; developments in our industry; and general market conditions and other factors, including factors unrelated to our own operating performance. The stock market in general has recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Prospective investors should also be aware that price volatility might be worse if the trading volume of our common stock is low.


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

OUR COMMON STOCK MAY BE CONSIDERED A "PENNY STOCK" AND MAY BE DIFFICULT TO SELL.


     The SEC has adopted regulations which generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Even though we have now implemented a one for ten reverse stock split, the market price of the Company's common stock, if a market develops, may be less than $5.00 per share and therefore it may be designated as a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.


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

ITEM 7. FINANCIAL STATEMENTS.


                         VYTERIS HOLDINGS (NEVADA), INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm...................    52

Consolidated Balance Sheets as of December 31, 2004 and 2003..............    53

Consolidated Statements of Operations for the years ended
   December 31, 2004, 2003 and 2002 and for the period from
   November 10, 2000 (inception) to December 31, 2004.....................    54

Consolidated Statements of  Stockholders' Equity (Deficit)
   for the period from November 10, 2000 (inception) to
   December 31, 2004......................................................    55

Consolidated Statements of Cash Flows for the years ended
   December 31, 2004, 2003 and 2002 and for the period from
   November 10, 2000 (inception) to December 31, 2004.....................    56

Notes to Consolidated Financial Statements................................    58

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
     Vyteris Holdings (Nevada), Inc.

     We have audited the accompanying consolidated balance sheets of Vyteris Holdings (Nevada), Inc. and Subsidiary (a development stage enterprise) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2004, 2003, 2002 and the period from November 10, 2000 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vyteris Holdings (Nevada), Inc. and Subsidiary at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004, 2003, 2002 and the period from November 10, 2000 (inception) to December 31, 2004 in conformity with U.S. generally accepted accounting principles.


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


                                                           /s/ ERNST & YOUNG LLP


     MetroPark, New Jersey
     February 28, 2005 except for Note 20,
     as to which the date is May 2, 2005


                                            VYTERIS HOLDINGS (NEVADA), INC.
                                            (A DEVELOPMENT STAGE ENTERPRISE)

                                              CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31,
                                                                                                 ------------
                                                                                             2004            2003
                                                                                         -------------   -------------
ASSETS
Current assets:
     Cash and cash equivalents.......................................................    $   6,438,737   $   2,286,167
     Accounts receivable.............................................................           71,792              --
     Prepaid expenses and other current assets.......................................          712,920          93,238
     Deferred financing costs........................................................          956,250              --
                                                                                         -------------   -------------
      Total current assets...........................................................        8,179,699       2,379,405
Property and equipment, net..........................................................        3,015,448       2,934,902
Other assets.........................................................................           75,000              --
                                                                                         -------------   -------------
TOTAL ASSETS.........................................................................    $  11,270,147   $   5,314,307
                                                                                         =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable.................................................................    $     953,459   $     887,858
    Accrued expenses and other liabilities...........................................        1,011,833         721,720
    Convertible, secured promissory notes payable to related parties.................               --      20,350,000
    Secured promissory notes payable to related parties..............................               --       2,900,000
    Interest payable to related parties..............................................               --       2,056,495
    Convertible promissory note payable to a related party...........................               --         500,000
                                                                                         -------------   -------------
      Total current liabilities......................................................        1,965,292      27,416,073
Deferred revenue, less current portion...............................................          363,182         300,000
Capital lease obligation, less current portion.......................................           10,939          29,546

Vyteris preferred stock, 0 and 50,000,000 shares authorized, par value $0.0001 per share; on December 31, 2004 and December 31, 2003, respectively:
    Vyteris Series A convertible, redeemable preferred stock; 0 and 333,333 shares issued and outstanding on December 31, 2004 and December 31, 2003, respectively; liquidation preference $0 and $9,999,990 at December 31,
      2004 and December 31, 2003, respectively.......................................               --         333,333
    Vyteris Series B convertible, redeemable preferred stock; 0 and 3,000,000 shares issued and outstanding on December 31, 2004 and December 31, 2003, respectively; liquidation preference $0 and $9,000,000 at December 31,
      2004 and December 31, 2003, respectively.......................................               --       2,917,640
Vyteris Holdings preferred stock, 50,000,000 and 0 shares
      authorized, on December 31, 2004 and December 31, 2003, respectively:
    Vyteris Holdings Series B convertible, redeemable preferred stock; 7,500,000 and 0 shares outstanding on December 31, 2004 and December 31, 2003, respectively; liquidation preference $7,650,000 and $0 at December 31,
      2004 and
      December 31, 2003, respectively................................................        7,650,000              --

Stockholders' equity (deficit):
Common stock, Vyteris par value $0.0001 per share; 75,000,000 shares authorized,
    1,812,479 shares issued and outstanding at December 31, 2003.....................               --             181
Common stock, Vyteris Holdings par value $.001 per share; 100,000,000 shares
    authorized, 19,293,858 shares outstanding at December 31, 2004...................           19,294              --
Additional paid-in capital...........................................................       57,435,387      7,836,638
Deferred compensation ...............................................................         (131,546)        (43,347)
 Deficit accumulated in development stage............................................      (56,042,401)    (33,475,757)
                                                                                         -------------   -------------
Total stockholders' equity (deficit).................................................        1,280,734    (25,682,285)
                                                                                         -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT).................................    $  11,270,147   $   5,314,307
                                                                                         =============   =============

                The accompanying notes are an integral part of these consolidated financial statements.

                                             VYTERIS HOLDINGS (NEVADA), INC.
                                             (A DEVELOPMENT STAGE ENTERPRISE)

                                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                         PERIOD FROM
                                                                                                      NOVEMBER 10, 2000
                                                                 YEARS ENDED DECEMBER 31,               (INCEPTION) TO
                                                                 ------------------------                DECEMBER 31,
                                                           2004            2003            2002              2004
                                                      --------------  --------------  --------------  -----------------
Revenues...........................................     $    242,322    $    200,000    $    151,452       $    870,322

Operating expenses:
  Research and development.........................       11,455,306       8,734,871       7,209,796         34,773,065
  General and administrative.......................        4,069,838       2,454,922       2,890,568         12,780,791
                                                      --------------  --------------  --------------  -----------------
    Total operating expenses.......................       15,525,144      11,189,793      10,100,364         47,553,856

Interest income....................................          (38,448)         (5,775)        (10,834)          (356,826)
Interest expense to related parties................        1,256,047       1,782,930         824,986          3,878,763
Interest expense...................................        6,404,256           4,213           4,630          6,413,547
                                                      --------------  --------------  --------------  -----------------
  Loss before benefit from state income taxes......      (22,904,677)    (12,771,161)    (10,767,694)       (56,619,018)
Benefit from state income taxes....................         (338,033)       (238,584)              -           (576,617)
                                                      --------------  --------------  --------------  -----------------
   Net loss........................................     $(22,566,644)   $(12,532,577)   $(10,767,694)      $(56,042,401)
                                                      ==============  ==============  ==============  =================

Net loss per common share:
      Basic and diluted............................     $      (2.19)   $     (16.50)   $     (14.92)

Weighted average number of common shares:
      Basic and diluted............................       10,319,226         759,429         721,830


                 The accompanying notes are an integral part of these consolidated financial statements.

                                                   VYTERIS HOLDINGS (NEVADA), INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)

                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                       DEFICIT           TOTAL
                                                                           ADDITIONAL                ACCUMULATED IN   STOCKHOLDERS'
                                                        COMMON STOCK        PAID-IN      DEFERRED     DEVELOPMENT        EQUITY
                                                    SHARES       AMOUNT     CAPITAL    COMPENSATION      STAGE          (DEFICIT)
                                                    ------       ------     -------    ------------      -----          ---------
Balance at November 10, 2000 (inception)........           -    $     -   $         -   $        -    $          -    $          -
Issuance of common stock........................     698,333        698     6,501,329            -               -       6,502,027
 Net loss.......................................           -          -             -            -        (716,621)       (716,621)
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 2000....................     698,333        698     6,501,329            -        (716,621)      5,785,406
Compensation associated with stock
   option grants................................           -          -             -      260,810        (260,810)              -
Amortization of deferred compensation...........           -          -             -       48,177               -          48,177
Exercise of stock options.......................       8,642          9        12,365            -               -          12,374
Issuance of warrants............................           -          -        64,000            -               -          64,000
Consultant compensation associated with stock
   options......................................           -          -         8,799            -               -           8,799
   Net loss.....................................           -          -             -            -      (9,458,865)     (9,458,865)
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 2001....................     706,975        707     6,847,303     (212,633)    (10,175,486)     (3,540,109)
Issuance of common stock........................      52,375         52       499,948            -               -         500,000
Forfeited stock options.........................           -          -       (25,161)      25,161               -               -
Amortization of deferred compensation..........        .   -          -             -       80,669               -          80,669
Exercise of stock options.......................          78          1           111            -               -             112
Issuance of warrants............................           -          -       502,220            -               -         502,220
   Net loss.....................................           -          -             -            -     (10,767,694)    (10,767,694)
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 2002....................     759,428        760     7,824,421     (106,803)    (20,943,180)    (13,224,802)
Adjustment for cancelled-unamortized, stock
   option grants................................           -          -          (272)           2               -               -
Compensation associated with stock option
   grants.......................................           -          -         9,480       (9,480)              -               -
Amortization of deferred compensation...........           -          -             -       72,664               -          72,664
Consultant compensation associated with stock
   options......................................           -          -         2,430            -               -           2,430
   Net loss.....................................           -          -             -            -     (12,532,577)    (12,532,577)
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 2003....................     759,428        760     7,836,059      (43,347)    (33,475,757)    (25,682,285)
Adjustment for cancelled-unamortized, stock
   option grants................................           -          -        (6,461)       6,461               -               -
Compensation associated with stock option
   grants.......................................           -          -       333,122     (333,122)              -               -
Amortization of deferred compensation...........           -          -             -      238,462               -         238,462
Exercise of stock options.......................      20,807         21        32,205            -               -          32,226
Issuance of common stock on conversion of debt
   and preferred stock..........................   9,637,000      9,637    21,273,361            -               -      21,282,998
Issuance of warrants to convertible note
   holders......................................           -          -     1,856,104            -               -       1,856,104
Beneficial conversion of convertible debt.......           -          -     2,401,057            -               -       2,401,057
Issuance of warrants associated with private
   placement....................................           -          -     1,182,264            -               -       1,182,264
Issuance of common stock in exchange of debt....      69,833         70       249,930            -               -         250,000
Issuance of common stock on conversion of
   preferred stock..............................     279,333        279       333,054            -               -         333,333
Issuance of common stock for capital raised,
   net..........................................   4,206,792      4,207    12,287,240            -               -      12,291,447
Issuance of common stock on conversion of
   debt and preferred stock.....................   3,560,453      3,560     8,493,940            -               -       8,497,500
Reverse deferred financing costs upon
   conversion of debt...........................           -          -      (462,863)           -               -        (462,863)
Issuance of common stock for working capital
   credit line..................................     419,000        419     1,274,581            -               -       1,275,000
Merger with Vyteris Holdings....................     338,212        338        (7,977)           -               -          (7,639)
Issuance of warrants associated with merger.....           -          -       347,255            -               -         347,255
Capital contribution by Vyteris Holdings
   officers.....................................           -          -         9,519            -               -           9,519
Issuance of common stock in exchange of
   services.....................................       3,000          3         2,997            -               -           3,000
   Net loss.....................................           -          -             -            -     (22,566,644)    (22,566,644)
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 2004....................  19,293,858    $19,294   $57,435,387   $ (131,546)   $(56,042,401)   $  1,280,734
                                                 ==================================================================================


                       The accompanying notes are an integral part of these consolidated financial statements.

                                                   VYTERIS HOLDINGS (NEVADA), INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                      PERIOD FROM
                                                                                                                   NOVEMBER 10, 2000
                                                                              YEARS ENDED DECEMBER 31,               (INCEPTION) TO
                                                                     -------------------------------------------       DECEMBER 31,
                                                                          2004           2003          2002               2004
                                                                     -------------- -------------- --------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $(22,566,644)  $(12,532,577)  $(10,767,694)   $  (56,042,401)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization..................................           406,249        288,041        239,490         1,045,747
  Amortization of notes payable discount.........................         1,856,104        217,854        341,788         2,422,324
  Amortization of deferred compensation..........................           238,462         72,664         80,669           439,972
  Amortization of financing costs................................         2,302,917             --             --         2,302,917
  Amortization of beneficial conversion feature of warrants......         2,401,057             --             --         2,401,057
  Noncash compensation...........................................                --          2,430             --            11,229
  Compensation for services paid with warrants and common stock..           350,255             --             --           350,255
Change in operating assets and liabilities:
  Prepaid expenses and other current assets......................          (766,474)       293,557       (232,302)         (859,712)
  Accounts payable...............................................            65,601       (251,885)       484,790           953,459
  Accrued expenses and other liabilities.........................           357,306         37,964         83,835         1,284,829
  Interest payable to related parties............................           708,873      1,565,984        482,311         2,765,368
  Due to Spencer Trask...........................................                --             --         61,577            71,577

Net cash used in operating activities............................        14,646,294)   (10,305,968)    (9,225,536)      (42,853,379)
                                                                     -------------- -------------- --------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment..........................................          (486,795)    (1,225,631)      (700,292)       (2,979,761)
                                                                     -------------- -------------- --------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock.....................                --             --        500,000         6,335,360
  Net proceeds from private placement of common stock and
     warrants....................................................        12,291,447             --             --        12,291,447
  Net proceeds from issuance of convertible redeemable preferred
     stock.......................................................                --             --             --         2,917,640
  Proceeds from exercise of options..............................            32,226             --            112            44,712
  Proceeds from issuance of convertible promissory notes to
     related parties.............................................                --      9,670,000      9,680,000        20,350,000
  Proceeds from issuance of secured promissory notes to related
     parties, net................................................                --      2,900,000             --         2,900,000
  Proceeds from issuance of promissory note to related party.....                --        500,000             --           500,000
  Net proceeds from private placement of convertible debt and
     warrants....................................................         7,232,730             --             --         7,232,730
  Repayment from issuance of promissory note to related party....          (250,000)            --             --          (250,000)
  Repayment of capital lease obligations and other...............           (20,744)       (17,357)       (11,012)          (50,012)
                                                                     -------------- -------------- --------------  ----------------
Net cash provided by financing activities........................        19,285,659     13,052,643     10,169,100        52,271,877
                                                                     -------------- -------------- --------------  ----------------

  Net increase in cash and cash equivalents......................         4,152,570      1,521,044        243,272         6,438,737
  Cash and cash equivalents at beginning of the period...........         2,286,167        765,123        521,851                --
                                                                     -------------- -------------- --------------  ----------------
  Cash and cash equivalents at end of the period.................      $  6,438,737   $  2,286,167   $    765,123    $    6,438,737
                                                                     ============== ============== ==============  ================


                       The accompanying notes are an integral part of these consolidated financial statements.

                                                   VYTERIS HOLDINGS (NEVADA), INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (CONTINUED)

                                                                                                               PERIOD FROM
                                                                                                            NOVEMBER 10, 2000
                                                                        YEARS ENDED DECEMBER 31,              (INCEPTION) TO
                                                          ----------------------------------------------        DECEMBER 31,
                                                               2004           2003             2002                2004
                                                          --------------  --------------  --------------    -----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Issuance of capital stock in exchange for equipment......  $         --    $         --    $         --      $    1,000,000
                                                          ===================================================================
Equipment acquired under capital lease...................            --          25,216          43,043              81,434
                                                          ===================================================================
Cancellation of warrants.................................            --              --         502,220            (566,220)
                                                          ===================================================================
Issuance of warrants in connection with issuance of
   convertible secured promissory notes payable..........     1,856,104              --              --           1,856,104
                                                          ===================================================================
Issuance of warrants to placement agents.................     1,182,264              --              --           1,182,264
                                                          ===================================================================
Beneficial conversion of convertible notes...............     2,401,057              --              --           2,401,057
                                                          ===================================================================

Conversion of convertible secured promissory notes
   payable to related parties into convertible
   secured promissory notes payable......................       500,000              --              --             500,000
                                                          ===================================================================
Conversion of convertible secured promissory notes
   payable into common stock.............................     8,497,500              --              --           8,497,500
                                                          ===================================================================
Conversion of convertible secured promissory notes
   payable to related parties into common stock..........       250,000              --              --             250,000
                                                          ===================================================================
Conversion of convertible redeemable preferred stock
   into common stock.....................................       333,333              --              --             333,333
                                                          ===================================================================
Issuance of common stock in exchange for working
   capital facility......................................     1,275,000              --              --           1,275,000
                                                          ===================================================================
Issuance of common stock in exchange for services........         3,000              --              --               3,000
                                                          ===================================================================
Interest paid............................................  $    337,832    $      3,354    $      3,179      $      344,289
                                                          ===================================================================

Recapitalization transaction:
    Exchanged:
       Interest payable to related parties...............  $ (2,615,368)   $         --    $         --      $   (2,615,368)
       Convertible secured promissory notes payable
         to related parties..............................   (20,350,000)             --                         (20,350,000)
       Warrants which were issued with convertible,
         secured promissory notes payable to related
         parties.........................................      (566,220)             --              --            (566,220)
       Secured promissory notes payable to related
         parties.........................................    (2,900,000)             --              --          (2,900,000)
       Convertible redeemable preferred stock............    (2,917,640)             --              --          (2,917,640)
    For:                                                                             --              --
       Due to Spencer Trask Specialty Group, LLC.........            10              --              --                  10
       Proceeds from issuance of convertible
         redeemable preferred stock......................     7,500,000              --              --           7,500,000
       Common stock......................................         2,300              --              --               2,300
       Paid in capital...................................    21,846,918              --              --          21,846,918
                                                          -------------------------------------------------------------------
                                                           $         --    $         --    $         --      $           --
                                                          ===================================================================

                       The accompanying notes are an integral part of these consolidated financial statements.

                         VYTERIS HOLDINGS (NEVADA), INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND BASIS OF PRESENTATION

   MERGER


     Vyteris Holdings (Nevada), Inc. (formerly Treasure Mountain Holdings, Inc.) was organized in Utah as Treasure Mountain Mining Company in 1954 to engage in the business of mining, milling, processing and marketing various minerals, primarily tungsten. The corporation engaged in the mining business for a period of time after inception and acquired various mineral leases, but became relatively inactive for several years until approximately 1997. In 1997, the corporation's name was changed to Treasure Mountain Holdings, Inc., it was re-domiciled as a Nevada corporation and the Utah corporation was subsequently dissolved. In May 2005 the corporation's name was changed to Vyteris Holdings (Nevada), Inc.

     On September 29, 2004, Vyteris Holdings (Nevada), Inc. completed a business combination in which Vyteris, Inc. ("Vyteris"), a Delaware corporation, merged with a wholly-owned subsidiary of Vyteris Holdings (Nevada), Inc. (the "Merger"). As a result of the Merger, Vyteris became Vyteris Holdings (Nevada), Inc.'s wholly-owned subsidiary and the former stockholders of Vyteris became stockholders of Vyteris Holdings (Nevada), Inc. At the time of that business combination, Vyteris Holdings (Nevada), Inc. had no active business. As a result, Vyteris Holdings (Nevada), Inc.'s principal business after that business combination became the business in which Vyteris has been engaged since its formation in November 10, 2000. The terms "Treasure Mountain," "Vyteris Holdings" and the "Company" refer to each of Vyteris Holdings (Nevada), Inc., Vyteris, Inc. and the combined company.

     After the Merger, the former stockholders of Vyteris owned 98.2% of the outstanding common stock and rights to receive common stock of Vyteris Holdings (Nevada), Inc. The former directors of Vyteris Holdings (Nevada), Inc. resigned immediately prior to the Merger and the directors of Vyteris immediately prior to the Merger became the sole directors of Vyteris Holdings (Nevada), Inc. Similarly, the former officers of Vyteris Holdings (Nevada), Inc. resigned immediately prior to the Merger and the executive officers of Vyteris immediately prior to the Merger became the sole officers of Vyteris Holdings (Nevada), Inc.

     The accompanying consolidated balance sheet as of December 31, 2004 and the consolidated statements of operations for the year ended December 31, 2004, consolidate the historical financial statements of Vyteris Holdings with Vyteris after giving effect to the Merger where Vyteris is the accounting acquiror by recording the transaction as the issuance of Vyteris stock for the net monetary assets of Vyteris Holdings, accompanied by a recapitalization with no goodwill or other intangibles recorded. As a result of the Merger, although Vyteris Holdings is the parent company, the information included in these financial statements relate to Vyteris as it is the accounting acquiror.

     The Board of Directors authorized a one for ten reverse stock split effective May 2, 2005 (see Note 20). All share information with respect to the Company's common stock, options, and warrants have been adjusted to give retroactive effect to the reverse stock split for all periods presented.

     The Vyteris/ Vyteris Holdings Merger Agreement (the "Merger Agreement") provided for the following:

                         VYTERIS HOLDINGS (NEVADA), INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


          o Each outstanding share of Vyteris common stock was automatically converted into the right to receive 0.419 shares of the Company's common stock. Immediately prior to the consummation of the Merger, there were 45,233,047 shares of Vyteris, Inc. common stock outstanding. Accordingly, the shares of Vyteris, Inc. common stock outstanding immediately prior to the consummation of the Merger have been converted into 18,952,647 shares of the Company's common stock.

          o Each outstanding share of Vyteris, Inc. Series C convertible redeemable preferred stock was automatically converted into the right to receive one share of the Company's Series B convertible redeemable preferred stock. Each share of the Company's Series B convertible redeemable preferred stock is convertible into a number of shares of the Company's common stock equal to (i) 0.419 multiplied by (ii) the number of shares of Vyteris, Inc. common stock into which one share of Vyteris, Inc. Series C convertible redeemable preferred stock was convertible prior to the consummation of the Merger. The Vyteris, Inc. Series C convertible redeemable preferred stock was convertible into one quarter of a share of Vyteris, Inc. common stock if converted at any time within 18 months of March 31, 2004, one third of a share of Vyteris, Inc. common stock if converted at any time within the 18 months thereafter and two thirds of a share of Vyteris, Inc. common stock if converted at any time thereafter. Immediately prior to the consummation of the Merger, there were 7,500,000 shares of Vyteris, Inc. Series C convertible redeemable preferred stock outstanding. Accordingly, the shares of Vyteris, Inc. Series C convertible redeemable preferred stock outstanding immediately prior to the consummation of the Merger have been converted into 7,500,000 shares of the Company's Series B convertible redeemable preferred stock, which shares are currently convertible into the right to receive a total of 785,625 shares of the Company's common stock.

          o Each outstanding option and warrant to purchase one or more shares of Vyteris, Inc. common stock -- which we refer to as an existing option or an existing warrant - was automatically converted into an option or warrant to purchase one or more shares of the Company's common stock -- which we refer to as a new option or a new warrant. The number of shares of the Company's common stock covered by each new option or new warrant equals the number of shares of Vyteris, Inc. common stock covered by the corresponding existing option or existing warrant multiplied by 0.419. The exercise price of each new option or new warrant equals the exercise price of the corresponding existing option or existing warrant divided by 0.419 Immediately prior to the consummation of the Merger, there were existing options outstanding covering 3,766,911 shares of Vyteris, Inc. common stock and there were existing warrants outstanding covering 12,168,965 shares of Vyteris, Inc. common stock. Accordingly, upon consummation of the Merger, the existing options were converted into new options to purchase a total of 1,578,336 shares of the Company's common stock and the existing warrants were converted into new warrants to purchase a total of 5,098,796 shares of the Company's common stock.

     By virtue of the Merger, warrants covering an additional 150,000 shares of the Company's common stock were granted to two former executive officers and directors of the Company.


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

     Effective November 10, 2000, the Company, Becton Dickinson and Co. ("Becton Dickinson") and Spencer Trask entered into a stockholders' agreement (the "Stockholders' Agreement"), in conjunction with a transaction agreement (the "Transaction Agreement") also effective on November 10, 2000, whereby

                         VYTERIS HOLDINGS (NEVADA), INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Becton Dickinson agreed to transfer to the Company certain assets in exchange for common stock and Vyteris Series A convertible redeemable preferred stock and Spencer Trask agreed to contribute $9.0 million in cash in exchange for common stock and Vyteris Series B convertible redeemable preferred stock. Becton Dickinson received 10% of the voting stock of the Company which was valued at $1.0 million. The entire $1.0 million was allocated to manufacturing equipment. The manufacturing equipment was carried at a net book value of greater than $1.0 million by Becton Dickinson on November 10, 2000.

     The Company paid certain Transaction Agreement expenses on behalf of Spencer Trask approximating $0.3 million. The reimbursement was recorded as a reduction in additional paid-in capital associated with the common stock and Series B convertible redeemable preferred stock issued to Spencer Trask.

     RECAPITALIZATION TRANSACTION


     On March 31, 2004, Spencer Trask and a related party consummated a transaction with the Company wherein the Company issued to Spencer Trask and such related party a total, after giving effect to the Merger, of 9,637,000 shares of common stock, as well as shares of preferred stock which, pursuant to the Merger, were converted into 7.5 million shares of Vyteris Holdings Series B convertible redeemable preferred stock, and other nominal consideration in exchange for $20.3 million principal amount of convertible, secured promissory notes payable to related parties and $2.9 million of secured promissory notes payable to related parties (collectively the "Spencer Trask Notes"), $2.6 million of accrued and unpaid interest on the Spencer Trask Notes, 3.0 million shares of Vyteris Series B convertible redeemable preferred stock and the cancellation of warrants to purchase 852,665 shares of Vyteris common stock with a paid-in capital value of $0.6 million (the "Recapitalization Transaction") (see Note 9).


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

                         VYTERIS HOLDINGS (NEVADA), INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Leasehold improvements..................................    2 - 10 years
     Furniture, machinery and equipment......................        5  years
     Computer software and hardware..........................        3  years

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

                         VYTERIS HOLDINGS (NEVADA), INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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


                                                                                                     PERIOD FROM
                                                                                                     NOVEMBER 10,
                                                                                                         2000
                                                                      DECEMBER 31,                 (INCEPTION) TO
                                                      -------------------------------------------    DECEMBER 31,
                                                           2004          2003           2002             2004
                                                      -------------  -------------  -------------  ---------------
Net loss, as reported..............................   $(22,566,644)  $(12,532,577)  $(10,767,694)  $  (56,042,401)
Add: stock-based employee compensation expense
  included in reported net loss....................        238,462         72,664         80,669          439,972
Deduct: stock-based employee compensation expense
  determined under fair value based method for
  all awards.......................................       (700,432)      (140,829)      (130,133)      (1,032,036)
                                                      -------------  -------------  -------------  ---------------
SFAS No. 123 pro forma net loss....................   $(23,028,614)  $(12,600,742)  $(10,817,158)  $  (56,634,465)
                                                      =============  =============  =============  ===============

Net loss per common share, as reported:
  Basic and diluted................................    $      (2.19) $     (16.50)   $  (14.92)
  Basic and diluted, pro forma.....................    $      (2.23) $     (16.59)   $  (14.99)

Weighted average number of common shares:
  Basic and diluted................................      10,319,226       759,429        721,830

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the option vesting periods. The fair value of each option granted prior to the Merger was estimated using a minimum value option-pricing model and subsequent to the Merger using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                        DECEMBER 31,
                                                             ----------------------------------
                                                                2004        2003       2002
                                                             ----------  ----------  ----------
     Expected holding period (years)......................         6.0         6.0         6.0
     Risk-free interest rate .............................       3.97%       3.18%       4.75%
     Dividend yield.......................................          0%          0%          0%
     Fair value of options granted........................    $   1.80    $   1.80    $   1.80


                         VYTERIS HOLDINGS (NEVADA), INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Subsequent to the Merger, the Company issued options to purchase 178,075 shares of the Company's common stock at a price of $1.90 per share to a key executive. Such options were issued in September 2004 using a Black-Scholes option-pricing model with an expected volatility of 97.0%. Currently there is no active trading market for the Company's common stock.


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

     NET LOSS PER SHARE


     The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic net loss per common share, or Basic EPS, is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share, or Diluted EPS, is computing by dividing net loss by the weighted average number of shares and dilutive common share equivalents then outstanding. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of preferred stock. Diluted EPS is identical to Basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive. For the year ended December 31, 2004, Basic EPS and Diluted EPS on a pro forma basis gives effect to the conversion of rights certificates into common shares. The Company has calculated the weighted number of shares outstanding reflecting the 0.419:1 exchange ratio for all periods presented.


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

                         VYTERIS HOLDINGS (NEVADA), INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


FINANCIAL INSTRUMENTS

     Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities reported in the consolidated balance sheets equal or approximate their fair value due to their short term to maturity.


     SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, specifies that instruments within its scope embody obligations of the issuer and that the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a "freestanding financial instrument" as a financial instrument that (1) is entered into separately and apart from any of the entity's other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. Accordingly, the Company has classified the Vyteris Series A convertible redeemable preferred stock, Vyteris Series B convertible redeemable preferred stock and Vyteris Holdings Series B convertible redeemable preferred stock as liabilities in the accompanying consolidated balance sheets.


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

    The Company also purchases raw materials and components from single-source suppliers. Some of those materials or components are custom-made and are the result of long periods of collaboration with suppliers. Although the Company has not experienced significant supply delays attributable to supply changes, the Company believes that, for integrated circuits and hydrogel in particular, alternative sources of supply would be difficult to develop over a short period of time. Because the Company has no direct control over its third-party suppliers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary parts or products, the Company may be unable to redesign or adapt its technology to work without such parts or find alternative suppliers or manufacturers. In such events, the Company could experience interruptions, delays, increased costs, or quality control problems.

     RECLASSIFICATIONS

     Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation.

                         VYTERIS HOLDINGS (NEVADA), INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

3.   PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

                                                                                 DECEMBER 31,
                                                                                 ------------
                                                                              2004           2003
                                                                          -------------  -------------
     Manufacturing and laboratory equipment..............................  $ 1,557,083    $ 1,235,815
     Furniture and fixtures..............................................       96,306         32,743
     Office equipment....................................................      150,081        104,516
     Leasehold improvements..............................................      122,193             --
     Software............................................................      102,542         82,200
                                                                          -------------  -------------
                                                                             2,028,205      1,455,274
     Less: Accumulated depreciation and amortization.....................   (1,045,747)      (639,498)
                                                                          -------------  -------------
                                                                               982,458        815,776
     In-process equipment................................................    1,763,921      1,888,396
     Construction in progress............................................      269,069        230,730
                                                                          -------------  -------------
                                                                           $ 3,015,448    $ 2,934,902
                                                                          =============  =============

                         VYTERIS HOLDINGS (NEVADA), INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

     Total open purchase commitments related to property and equipment were as follows at December 31, 2004:

                                                               DECEMBER 31,
                                                                   2004
                                                              -------------
        Continuous motion patch machine......................  $   173,400
        Laboratory equipment and other.......................        9,757
                                                               -----------
                                                               $   183,157
                                                               ===========

4.   ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

                                                                          DECEMBER 31,
                                                                          ------------
                                                                       2004           2003
                                                                   -----------    -----------
     Compensation and benefits...................................  $   373,260    $   426,005
     Accrued accounting fees.....................................      265,000         65,500
     Deferred license fee revenue, current portion...............       75,455             --
     Due to a related party......................................       71,587         71,577
     Current portion of capital lease obligation.................       18,609         22,620
     Other.......................................................      207,922        136,018
                                                                   -----------    -----------
                                                                   $ 1,011,833    $   721,720
                                                                   ===========    ===========

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

                         VYTERIS HOLDINGS (NEVADA), INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The following is a schedule of the Convertible Notes:


                                                                                       BALANCE AT
                                                    ISSUANCE            PRINCIPAL     DECEMBER 31,
                   PAYEE                              DATE                AMOUNT          2003
     ----------------------------------------------------------------------------------------------

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


     In connection with the issuance of the Convertible Notes, warrants were issued to purchase a total, after giving effect to the Merger, of approximately 853,000 shares (405,000 during 2003, 406,000 during 2002 and 42,000 during 2001)
of common stock at an exercise price of $9.55 per share. Management estimated that the warrants had an aggregate fair value of approximately $0.6 million (none for 2003 issues, $0.5 million for 2002 issues, and $0.1 million for 2001 issues) based on a valuation on each of the respective dates of issue. Therefore, the Company recorded an aggregate discount on the Convertible Notes of approximately $0.6 million and paid-in capital of approximately $0.5 million and $0.1 million in the accompanying consolidated statements of changes in stockholders' equity (deficit) for the years ended December 31, 2002 and 2001, respectively (none in 2003). The discount was amortized over each of the Convertible Notes' respective one-year lives. The warrants had an expiration date of the earlier of seven years from the date of issuance or three years from the date of a qualified initial public offering, or IPO. A qualified IPO is defined as one in which the minimum gross proceeds of $10.0 million and the minimum price per common share is $12.00.


     As discussed in Note 1 and Note 9, the Convertible Notes were exchanged for common stock and preferred stock in March 2004.

                         VYTERIS HOLDINGS (NEVADA), INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



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

     The following is a schedule of the secured promissory notes:

                                                                               BALANCE AT
                                             ISSUANCE           PRINCIPAL     DECEMBER 31,
                 PAYEE                          DATE             AMOUNT           2003
---------------------------------------------------------------------------------------------
Spencer Trask Specialty Group, LLC       November 6, 2003      $   800,000    $     800,000
Spencer Trask Specialty Group, LLC       December 12, 2003       1,000,000        1,000,000
Spencer Trask Specialty Group, LLC       December 30, 2003       1,100,000        1,100,000
                                                                            -----------------
                                                                              $   2,900,000
                                                                            =================

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


     In connection with the issuance of the BD Convertible Note, warrants were issued (the "Becton Warrants") which represents the right to purchase a total, after giving effect to the Merger, of 20,950 shares of common stock at an exercise price of $9.55 per share. Management estimated that the BD Warrants had no fair value on the date of issue. The BD Warrants expire at the earlier of seven years from the date of issuance or three years from the date of a qualified initial public offering with minimum gross proceeds are $10.0 million.

     On July 2004, the terms of the BD Convertible Note were changed. The BD Convertible Note was originally due to be repaid on July 1, 2004. Becton Dickinson and the Company agreed to change the repayment date to the earlier of September 30, 2004 or the closing of a private placement and the Merger with Vyteris Holdings. The BD Convertible Note continued to accrue interest at a rate of 8%. In September 2004, Becton Dickinson agreed to the redemption of $0.25 million of the principal amount of the BD Convertible Note in exchange for a total, after giving effect to the Merger, of 69,833 shares of common stock and warrants to purchase a total, after giving effect to the Merger, of 17,458 shares of common stock at an exercise price of $4.47 per share. The remaining $0.25 million in principal amount and all interest accrued to date on the BD Convertible Note was paid on October 1, 2004.


8.   PRIVATE PLACEMENT TRANSACTIONS AND PROMISSORY NOTES ISSUED IN 2004


     $15.1 MILLION PRIVATE PLACEMENT

     Immediately prior to the consummation of the Merger, the Company consummated a $15.1 million private placement transaction (the "September Private Placement"). After giving effect to the Merger, the Company

                         VYTERIS HOLDINGS (NEVADA), INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


issued units (the "Units") covering a total of 4,206,792 shares of common stock and warrants to purchase a total of 1,051,698 shares of common stock (the "Recent Warrants"). Net proceeds to the Company from the September Private Placement were approximately $12.3 million. The Recent Warrants have an initial exercise price equal to $4.47 per share. The Recent Warrants are exercisable immediately upon issuance and have a term of five years. In addition, as part of the September Private Placement, the Company agreed to sell to each of the placement agents or their respective designees, for nominal consideration, warrants to purchase the number of shares of common stock equal to 20% of (i) the aggregate number of shares of common stock included in the Units placed by such placement agent, plus (ii) the aggregate number of shares of common stock underlying the Recent Warrants included in the Units placed by such placement agent, at an exercise price of $3.58 per share. The placement agents' warrants are exercisable for a period of five years from issuance. The September Private Placement included the conversion of $1.6 million of loans made to the Company during the month of September 2004 by Spencer Trask Specialty Group, LLC ("Spencer Trask") and certain of its related parties (the "September Notes").

     PRIVATE PLACEMENT OF $8.5 MILLION CONVERTIBLE SECURED PROMISSORY NOTES

     During March, April and May of 2004, the Company issued $8.5 million of 8% convertible secured promissory notes, maturing December 31, 2004 (the "December Notes") in a private placement transaction. In connection with the issuance of the December Notes, warrants were issued to purchase a total, after giving effect to the Merger, of 1,708,226 shares of common stock at an exercise price of $2.39 per share. The warrants have an expiration date of five years from the date of issuance. Management estimated that the warrants had an aggregate fair value of approximately $1.9 million. In addition, the Company estimated that the December Notes contained a beneficial conversion feature valued at approximately $2.4 million. Therefore, the Company initially recorded a discount on the December Notes and increased additional paid-in capital by approximately $4.3 million. The discount and beneficial conversion feature were being amortized over the life of the December Notes and are included in interest expense in the accompanying consolidated statements of operations.

     Simultaneously with the closing of the September Private Placement, the $8.5 million principal amount of the December Notes converted into a total, after giving effect to the Merger, of 3,560,453 shares of common stock. Upon the conversion of the December Notes, the Company recorded the unamortized portion of the discount and beneficial conversion feature in interest expense in the accompanying consolidated statements of operations.


     Costs relating to the private placement transaction were initially capitalized and amortized over the term of the December Notes. Total deferred financing costs of approximately $2.4 million included placement agent fees and non-accountable expenses of approximately $1.1 million, legal and other expenses of $0.1 million and warrants issued to the placement agent valued at approximately $1.2 million. Amortization expense was included in interest expense in the accompanying consolidated statements of operations. Upon the conversion of the December Notes, the Company recorded $0.5 million of non-cash financing costs in additional paid-in capital.

     The resultant charges to interest expense in 2004 were as follows:

                                                                 BENEFICIAL    DEFERRED
                                                    FAIR VALUE   CONVERSION   FINANCING
                                                     DISCOUNT      FEATURE       COSTS        TOTAL
                                                    -----------  -----------  -----------  -----------
Interest expense amortization....................   $ 1,172,602  $ 1,516,879  $ 1,548,659  $ 4,238,140
Interest expense recorded upon conversion of the
    December Notes on September 29, 2004                683,502      884,178      435,508    2,003,188
                                                    -----------  -----------  -----------  -----------
Total noncash interest expense...................   $ 1,856,104  $ 2,401,057  $ 1,984,167  $ 6,241,328
                                                    ===========  ===========  ===========  ===========

                         VYTERIS HOLDINGS (NEVADA), INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     In addition, $0.5 million was charged to additional paid-in capital upon conversion of the December Notes on September 29, 2004.

     Interest expense, including interest expense to related parties, on the consolidated statement of operations for 2004 consists of the following:

                                                            TWELVE MONTHS ENDED
                                                             DECEMBER 31, 2004
                                                           ---------------------
      Noncash interest expense:
        Interest expense amortization ....................     $  4,238,140
        Interest expense recorded upon conversion.........        2,003,188
      Coupon and other interest...........................        1,418,975
                                                                -----------
           Total interest expense.........................      $ 7,660,303
                                                                ===========


     Included in the December Notes are convertible secured promissory notes payable with principal of $0.2 million and warrants to purchase a total, after giving effect to the Merger, of 38,758 shares of common stock at $2.39 per share issued to members of the Company's Board of Directors and senior management, who purchased the December Notes on the same terms and conditions as all other purchasers of the December Notes.

     Spencer Trask Ventures, Inc., a related party to the Company's principal stockholder, acted as placement agent in this transaction. Spencer Trask Ventures, Inc. received a 10% placement fee, a 3% non-accountable expense allowance and warrants to purchase a total, after giving effect to the Merger, of 1,068,136 shares of common stock at an exercise price of $2.39 per share as compensation for acting as placement agent. These warrants also provide for a cashless exercise right and certain customary anti-dilution and price protection provisions. In addition, the Company granted Spencer Trask Ventures, Inc. an irrevocable right of first refusal for a period of two years following the closing of the aforementioned offering to either purchase for its own account or act as agent for any proposed private offering of our securities by the Company, other than notes or convertible notes to be issued to STSG.


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

9.   RECAPITALIZATION TRANSACTION


     On March 31, 2004 Spencer Trask and a related party consummated a transaction with the Company wherein the Company issued to Spencer Trask and such related party a total, after giving effect to the Merger, of 9,637,000 shares of common stock, shares of preferred stock which converted in the Merger into 7.5 million shares of Vyteris Holdings Series B convertible redeemable preferred stock, and other nominal consideration in exchange for $20.3 million principal amount of convertible, secured promissory notes payable to related parties and $2.9 million of secured promissory notes payable to related parties (collectively, the "Spencer Trask Notes"), $2.6 million of accrued and unpaid interest on the Spencer Trask Notes, 3.0 million shares of Vyteris

                         VYTERIS HOLDINGS (NEVADA), INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Series B convertible redeemable preferred stock and the cancellation of warrants to purchase 852,665 shares of Vyteris common stock with a paid-in capital value of $0.6 million, (the "Recapitalization Transaction").


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

     The terms of the Merger called for each share of Vyteris Series C convertible redeemable preferred stock to be exchanged for one share of Vyteris Holdings Series B convertible redeemable preferred stock. All of the outstanding shares of Vyteris Series A convertible redeemable preferred stock were cancelled on September 29, 2004. Therefore, the Company accrued interest of $0.15 million in the fourth quarter of 2004 on the shares of Vyteris Holdings Series B convertible redeemable preferred stock issuable pursuant to the Merger.


     With respect to the distribution of assets, Vyteris Holdings Series B convertible redeemable preferred stock ranks senior to the Company's common stock. Each share of Vyteris Holdings Series B convertible redeemable preferred stock is convertible at any time, at the option of the holder, into common stock at a price per share if converted within 18 months from March 31, 2004, of $9.50; if converted within the next 18 months, $7.20; or if converted any time thereafter, $3.60. The holders of Vyteris Holdings Series B convertible redeemable preferred stock (and the holders of any other series of preferred stock with similar voting rights as the Vyteris Holdings Series B convertible redeemable preferred stock) vote together with the holders of shares of common stock as a single class in all matters to be voted on by shareholders of the Company, except that the vote or consent of the holders of a majority of the shares of Vyteris Holdings Series B convertible redeemable preferred stock is necessary to authorize or issue an equity security having any preference over or being on a parity with the Vyteris Holdings Series B convertible redeemable preferred stock with respect to dividend or liquidation preference; increase the number of authorized shares of Vyteris Holdings Series B convertible redeemable preferred stock; or amend, alter or repeal any provision of the Company's Certificate of Incorporation, Certificate of Designations or By-laws, if such action would alter, in any material respect, the rights of the Vyteris Holdings Series B convertible redeemable preferred stock. Commencing on the first anniversary date of the first commercial sale of LidoSite, and continuing for one year thereafter, the Company is required to redeem (on a quarterly basis) an amount of Vyteris Holdings Series B convertible redeemable preferred stock equal to 5% of the gross profits derived from the sale of LidoSite. During the following years, the Company is required to redeem (on a quarterly basis) an amount of Vyteris Holdings Series B convertible redeemable preferred stock equal to 10% of the gross profits derived from the sale of LidoSite. The redemption price of the Vyteris Holdings Series B convertible redeemable preferred stock is $1.00 per share (adjusted for splits, etc.) plus any accrued but unpaid dividends.


     In accordance with EITF Issue No. 00-27, Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments, EITF No. 00-27, the Company utilized the most favorable conversion price that would be in effect at the conversion date to determine if there would be a beneficial conversion feature in connection with the Vyteris Series C convertible redeemable preferred stock. The Vyteris Series C convertible redeemable preferred stock did not have a beneficial conversion feature at the commitment date since even though the

                         VYTERIS HOLDINGS (NEVADA), INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



conversion has three different conversion prices depending upon how long the shares were held, the most favorable conversion price was $3.60 per share, which was still in excess of the fair value of a common share at the date of the issuance of the Vyteris Series C convertible redeemable preferred stock of $2.20. If there had been any intrinsic value at the commitment date, it would not be recognized until and unless the triggering event occurred.

     Since these transactions were between the Company and its majority shareholder, the transactions were treated as capital transactions and no gain or loss has been reflected in the accompanying consolidated financial statements.

10.  WORKING CAPITAL FACILITY


     Immediately prior to the closing of the September Private Placement, Spencer Trask agreed to provide the Company (or, at its option, cause a related party to provide the Company) with up to $5.0 million in working capital loans in the form of 11.5% secured demand promissory notes (the "Working Capital Facility"). Pursuant to the current terms of the Working Capital Facility, amounts drawn under the facility must be repaid on or before November 15, 2005. As consideration for the commitment of the Working Capital Facility, the Company issued a total, after giving effect to the Merger, of 419,000 shares of common stock to Spencer Trask and recorded the fair value of these shares as deferred financing costs of $1.3 million. Each time funds are loaned to the Company under the Working Capital Facility, the Company shall issue to the lender a common stock purchase warrant to purchase such number of shares equal to the quotient obtained by dividing (i) 40% of the amount loaned by (ii) 3.58. The warrants are exercisable for five years from the date of issuance and have an initial exercise price of $3.58 per share. The Working Capital Facility, if used, will be secured by a first priority lien on all of the Company's assets. Management estimates that it will borrow funds under this Working Capital Facility in the second quarter of 2005. As of December 31, 2004 no amounts have been loaned to the Company under the Working Capital Facility.


11.  RELATED PARTY TRANSACTIONS

     In addition to the September Private Placement described in Notes 1 and 8, the convertible secured promissory notes payable to related parties described in
Note 5, the secured promissory notes payable to related parties described in
Note 6, the convertible promissory note payable to related party described in
Note 7, the secured promissory notes payable transactions in 2004 described in
Note 8, the Recapitalization Transaction described in Note 9, the working capital facility described in Note 10 and the non-cancelable operating sublease with Becton Dickinson described in Note 13, the Company had the following related party transactions:

          o At December 31, 2004 and 2003, approximately $61,000 is included in due to related party in the accompanying consolidated balance sheets for amounts owed to Spencer Trask and Spencer Trask Ventures, Inc. for certain expenses paid on behalf of the Company.

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

                         VYTERIS HOLDINGS (NEVADA), INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Utilization of net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code occurred as a result of the Merger. The effect of the ownership change could create an imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change.

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

     Significant components of the Company's deferred tax assets at December 31, 2004 and 2003 are as follows:

                                                                                        DECEMBER 31,
                                                                                        ------------
                                                                                    2004            2003
                                                                                 ------------   ------------
   Deferred tax assets:
        Net operating tax loss carryforwards...................................  $ 19,042,500   $ 11,505,000
        Research and development tax credits...................................     1,213,000        441,000
        Amortization of loan discount and accrued interest, related party......     1,846,000              -
        Beneficial warrant conversion..........................................       959,000              -
        Fixed asset depreciation...............................................       859,800        796,000
        Other..................................................................       436,200              -
                                                                                 ------------   ------------
           Total deferred tax asset............................................    24,356,500     12,742,000
        Less valuation allowance...............................................   (24,356,500)   (12,742,000)
                                                                                 ------------   ------------
           Net deferred tax asset..............................................  $          -   $          -
                                                                                 =============   ============

     During 2004 and 2003, the Company recognized a benefit from state income taxes of approximately $0.3 million and $0.2 million, respectively, related to the sale of approximately $4.2 million and $3.0 million, respectively, of state net operating loss carryforwards.

     A reconciliation of the statutory tax rates for the years ended December 31, 2004 and 2003 is as follows:

                                                                                        DECEMBER 31,
                                                                                        ------------
                                                                                     2004           2003
                                                                                 ------------   ------------
        Statutory rate.........................................................         (34)%          (34)%

        State income tax.......................................................          (7)%           (8)%
        Research and development credits.......................................          (2)%           (2)%
        Change in valuation allowance and other items..........................          42%            42%
                                                                                 ------------   ------------
           Benefit for income tax..............................................          (1)%           (2)%
                                                                                 ============   ============

13.  COMMITMENTS AND CONTINGENCIES

     LEGAL

     The Company is involved in pending opposition proceedings involving its patents. The ultimate outcome cannot be predicted at this time. Management does not believe that the pending opposition proceedings will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

     EMPLOYMENT CONTRACT


     In June 2004 the Company entered into a two-year employment contract with a key executive. The contract calls for the issuance of options to purchase a total, after giving effect to the Merger, of 178,075 shares of the Company's common stock at a price of $1.90 per share upon execution of the contract. Such options were

                         VYTERIS HOLDINGS (NEVADA), INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

issued in September 2004. The contract also calls for the issuance of additional options to this key executive upon the closing of a financing or series of financings (including the September Private Placement and the offering of convertible secured promissory notes and warrants) aggregating up to $27 million, such that executive's total potential ownership of the Company is equal to 4% of the shares outstanding after such financing or series of financing.


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

     LEASES

     At December 31, 2004, the minimum lease payments under capital lease obligations and non-cancelable operating subleases for office and facility space are as follows:

                                                                              CAPITAL
                                                                               LEASE         OPERATING
                                                                            OBLIGATIONS      LEASE (1)
                                                                          -------------------------------
   Years ended December 31,
      2005................................................................ $    20,288     $     442,843
      2006................................................................      11,332           471,355
      2007................................................................           -           272,391
      2008................................................................           -           277,367
      2009................................................................           -           290,178
      Thereafter..........................................................           -         1,813,105
                                                                          -------------------------------
      Total minimum lease payments........................................      31,620     $   3,567,239
                                                                                          ===============
      Less amounts representing interest (interest imputed
            using rates from 7.4%-13.8%)..................................       2,073
                                                                          ---------------
      Present value of minimum capital lease payments.....................      29,547
      Less current portion of capital lease obligation....................      18,609
                                                                          ---------------
      Capital least obligation, less current portion.....................  $    10,938
                                                                          ===============

     (1) Includes minimum lease payments of $0.3 million and $0.2 million in 2005 and 2006, respectively, under a non-cancelable operating sublease with Becton Dickinson for office and facility space.

     Rent expense recorded in the accompanying consolidated statements of operations was approximately $0.3 million, for the years ended December 31, 2004, 2003 and 2002 and $1.2 million for the period from November 10, 2000 (inception) to December 31, 2004, respectively.

14.  STOCK COMPENSATION PLAN


     In March 2001, the Board of Directors and stockholders of the Company approved the adoption of the Vyteris, Inc. 2001 Stock Option Plan (the "Option Plan"). The Option Plan provides for the granting of both incentive and nonqualified stock options to employees, officers, directors, and consultants of the Company to purchase up to a total, after giving effect to the Merger, of 2,933,000 shares of common stock, in the aggregate. Only employees of the Company may be granted incentive stock options under the Option Plan.


     Options granted under the Option Plan vest as determined by the Compensation Committee of the Board of Directors (the "Compensation Committee") and terminate after the earliest of the following events: expiration of the option as provided in the option agreement, termination of the employee, or ten years from the date of

                         VYTERIS HOLDINGS (NEVADA), INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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


     Stock option transactions for the years ended December 31, 2004, 2003 and 2002 under all plans are as follows (after giving effect to the Merger):

                                                                 NUMBER OF  EXERCISE PRICE PER   WEIGHTED AVERAGE
                                                                  SHARES           SHARE          EXERCISE PRICE
                                                               -----------  ------------------  ------------------
   Outstanding at December 31, 2001.....................            31,783    $ 1.40  -  $1.40        $  1.40
   Granted..............................................            56,373      9.50  -   9.50           9.50
   Exercised............................................               (78)     1.40  -   1.40           1.40
   Cancelled............................................            (7,228)     1.40  -   9.50           3.30
                                                               -----------
   Outstanding at December 31, 2002.....................            80,850      1.40  -   9.50           7.00

   Granted..............................................           109,935      1.90  -   1.90           1.90
   Exercised ...........................................                 -                   -             -
   Cancelled............................................            (2,776)     1.40  -   9.50           3.20
                                                               -----------
   Outstanding at December 31, 2003.....................           188,009      1.40  -   9.50           4.10

   Granted..............................................           636,348      1.90  -   1.90           1.90
   Exercised ...........................................           (20,807)     1.40  -   1.90           1.60
   Cancelled............................................           (89,273)     1.40  -   9.50           7.00
                                                               -----------
   Outstanding at December 31, 2004.....................           714,277     $1.40  -  $1.90        $  1.90
                                                               ===========

     During 2004, a total, after giving effect to the Merger, of 53,598 of the cancelled stock options were reissued with an exercise price of $1.90. In accordance with APB No. 25 and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, the reissued options are accounted for as a direct re-pricing, which requires the Company to re-measure the option value until the option is exercised, expired or forfeited. During 2004, the Company re-measured the option value of the re-priced stock options and recognized compensation expense of approximately $18,600 in the consolidated statement of operations.

     The following table summarizes information about stock options outstanding at December 31, 2004 (after giving effect to the Merger):

                                                           OPTIONS OUTSTANDING AT           OPTIONS EXERCISABLE AT
                                                             DECEMBER 31, 2004                 DECEMBER 31,2004
                                                ------------------------------------------  -----------------------
                                                             WEIGHTED   WEIGHTED AVERAGE                 WEIGHTED
                                                              AVERAGE       REMAINING                    AVERAGE
                                                 NUMBER OF    EXERCISE   CONTRACTUAL LIFE    NUMBER OF   EXERCISE
   EXERCISE PRICE                                 SHARES        PRICE         (YEARS)         SHARES       PRICE
   ---------------                              ----------   ----------- -----------------  ----------  -----------
   $ 0.14...................................        10,021     $  1.40          6.1             10,021    $  1.40
   $ 0.19...................................       704,256        1.90          9.3            383,241       1.90
                                                ----------                                  ----------
     Total..................................       714,277     $  1.90          9.3            393,262    $  1.90
                                                ==========                                  ==========


                         VYTERIS HOLDINGS (NEVADA), INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Stock options available for grant under the Option Plan covered a total, after giving effect to the Merger, of 2,189,196 shares of common stock at December 31, 2004.


15.  EMPLOYMENT BENEFIT PLAN

     During December 2000, the Company's Board of Directors adopted a 401(k) plan (the "Plan"), effective January 1, 2001 that covers substantially all employees. The Company expensed approximately $115,000, $80,000, $55,000 and $294,000 in contributions to the Plan for the years ended December 31, 2004, 2003, 2002 and for the period from November 10, 2000 (inception) to December 31, 2004, respectively; no contributions were made to the Plan prior to 2001.

16.  MATERIAL AGREEMENTS

     In September 2004, the Company entered into a license and development agreement for an infertility product with Ferring Pharmaceuticals, Inc. ("Ferring"), a leading pharmaceutical company in women's health. The Company and Ferring will jointly develop the infertility product, the Company will be responsible for manufacturing the product, and Ferring will be responsible for the marketing and sales of the product. The agreement provides for Ferring and the Company to share development costs, for Ferring to fund the clinical trials and regulatory filings, for Ferring to make payments to the Company upon the Company's reaching certain milestones, for Ferring to pay a royalty on sales of this infertility product, and for the payment of a transfer price by Ferring to the Company upon shipments of the infertility product by the Company to Ferring. The current projected development timeline is that a New Drug Application for the product will be submitted to the Federal Drug Administration in 2008 or 2009. The revenues to be earned by the Company from sales of this product are a function of the selling price, the gross sales made in each year by Ferring, the number of units sold, and the contract year.

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


17.  STOCKHOLDER'S EQUITY

     At December 31, 2003, there were 759,428 shares of common stock outstanding. The following is a summary of transactions in Vyteris' common stock from January 1, to September 29, 2004 resulting in 18,952,646 shares of Vyteris common stock issued and outstanding prior to consummation of the Merger on September 29, 2004 with Vyteris Holdings:

          o issued 20,807 shares of common stock on the exercise of stock options (see Note 14);

          o issued 9,637,000 shares of common stock in the Recapitalization Transaction (see Note 9);

          o issued 69,833 shares of common stock upon redemption of the Becton Dickinson Convertible Note (see Note 7);

                         VYTERIS HOLDINGS (NEVADA), INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          o issued 279,333 shares of common stock to Becton Dickinson in exchange for its 333,333 shares of Vyteris Series A convertible redeemable preferred stock;

          o issued 3,560,453 shares of common stock upon conversion of the December Notes (see Note 8);

          o issued 4,206792 shares of common stock upon consummation of the September Private Placement (see Note 8); and

          o issued 419,000 shares of common stock as consideration for the Working Capital Commitment (see Note 12).

     The terms of the Merger called for each share of common stock to be exchanged for 0.419 shares of common stock; as a result, the holders of common stock were entitled to receive 18,952,647 shares of common stock (see Note 1).

     At the Merger date, September 29, 2004, there were 341,212 shares of Treasure Mountain Holdings, Inc. common stock outstanding.

18.  LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share after giving effect to the Merger.

                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                            2004              2003            2002
                                                       ---------------  ---------------  ---------------
     Numerator:
        Net loss......................................  $ (22,566,644)   $ (12,532,577)   $ (10,767,694)
     Denominator:
        Weighted average shares.......................     10,319,226          759,429          721,830
                                                        -------------    -------------    -------------
     Basic and diluted net loss per share.............  $       (2.19)   $      (16.50)   $      (14.92)
                                                        =============    =============    =============

     The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period.

                                                                            DECEMBER 31,
                                                            2004              2003            2002
                                                       ---------------  ---------------  ---------------
     Convertible preferred stock......................        785,625          349,167          349,167
     Convertible debt.................................              -        2,184,038        1,118,730
     Warrants.........................................      5,210,000          873,615          447,492
     Options..........................................        714,277          188,009           80,850
     B. Braun purchase right..........................         38,797           38,797           38,797
                                                        -------------    -------------    -------------
         Total........................................      3,633,626        2,035,036        6,748,699
                                                        =============    =============    =============


                         VYTERIS HOLDINGS (NEVADA), INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


19.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                          QUARTERS ENDED
                                                      ---------------------------------------------------------
                                                        DEC. 31,       SEPT. 30,      JUNE 30,       MARCH. 31
                                                          2004           2004           2004           2004
                                                      ------------   ------------   ------------   ------------
Revenue.........................................      $   149,822    $    32,500    $    60,000    $         -

Research and development .......................        2,910,760      3,310,850      2,841,571      2,392,125
General and administrative......................        1,090,216      1,492,087        714,168        773,367
                                                      ------------   ------------   ------------   ------------
    Total operating expenses....................        4,000,976      4,802,937      3,555,739      3,165,492

Interest income ................................          (30,693)        (1,992)        (4,667)        (1,096)
Interest expense to related parties.............          468,749        111,106         75,958        600,234
Interest expense................................              745      4,431,554      1,970,705          1,252
                                                      ------------   ------------   ------------   ------------
  Loss before benefit from state taxes..........       (4,289,955)    (9,311,105)    (5,537,735)    (3,765,882)
Benefit from state taxes........................         (338,033)             -              -              -
                                                      ------------   ------------   ------------   ------------
  Net loss......................................      $(3,951,922)   $(9,311,105)   $(5,537,735)   $(3,765,882)
                                                      ============   ============   ============   ============

Net loss per common share:
  Basic and diluted.............................      $     (0.20)   $     (0.88)   $     (0.53)   $     (4.35)
                                                      ============   ============   ============   ============

Weighted average number of shares:
  Basic and diluted.............................       19,293,858     10,607,658     10,401,781        865,330



                                                                          QUARTERS ENDED
                                                      ---------------------------------------------------------
                                                        DEC. 31,       SEPT. 30,      JUNE 30,       MARCH. 31
                                                          2003           2003           2003           2003
                                                      ------------   ------------   ------------   ------------

Revenue.........................................      $        -     $    55,000    $    40,000    $   105,000

Research and development .......................        2,262,828      2,286,664      2,345,305      1,840,074
General and administrative......................          674,434        601,679        577,059        601,750
                                                      ------------   ------------   ------------   ------------
    Total operating expenses....................        2,937,262      2,888,343      2,922,364      2,441,824

Interest income ................................           (1,293)        (1,153)        (1,636)        (1,693)
Interest expense to related parties.............          533,963        477,044        407,860        364,063
Interest expense................................              501            949          1,630          1,133
                                                      ------------   ------------   ------------   ------------
  Loss before benefit from state taxes..........       (3,470,433)    (3,310,183)    (3,290,218)    (2,700,327)
Benefit from state taxes........................         (238,584)             -              -              -
                                                      ------------   ------------   ------------   ------------
  Net loss......................................      $(3,231,849)   $(3,310,183)   $(3,290,218)   $(2,700,327)
                                                      ============   ============   ============   ============

Net loss per common share:
  Basic and diluted.............................      $     (4.26)   $     (4.36)   $     (4.33)   $     (3.56)
                                                      ============   ============   ============   ============

Weighted average number of shares:
  Basic and diluted.............................          759,429        759,429        759,429        759,429


20.  SUBSEQUENT EVENTS

     In February 2005, the Company received correspondence from Dr. George Nascaris, who the Company believes to be the principal of Greystone Healthcare Group, Inc., and Dr. Nascaris' counsel, threatening to bring a lawsuit or mediation proceeding against the Company in connection with a dispute over fees which Greystone alleges should have been paid pursuant to an agreement between the Company and Greystone with respect to an alternative financing transaction which neither Vyteris Inc. nor Vyteris Holdings (Nevada), Inc. has consummated, nor is currently pursuing. The Company believes that Greystone's claims are without merit and that, if such a suit or proceeding is actually commenced, Vyteris Holdings (Nevada), Inc. and Vyteris Inc. will have substantial defenses and counterclaims against Greystone. If such a suit or proceeding is actually commenced against either Vyteris Holdings (Nevada), Inc. or Vyteris Inc., Vyteris Holdings (Nevada), Inc. and Vyteris Inc intend to defend it vigorously. The Company does not believe that an adverse outcome of this matter will be material to the Company's consolidated financial position, results of operations or cash flows.

                         VYTERIS HOLDINGS (NEVADA), INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     The Company filed a registration statement with the SEC relating to the resale of shares of its common stock. Since that registration statement was not declared effective by the SEC by February 25, 2005, the Company is obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continues, an amount equal to 2% of such purchase price, until the Company has cured the delay, with an overall cap on such liquidated damages of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement has not yet been declared effective. Such liquidated damages could amount to up to $2.4 million, depending upon when the registration statement is ultimately declared effective by the SEC. Payments of substantial liquidated damages will adversely affect the Company's financial condition.


     On May 2, 2005, the Company amended its Articles of Incorporation to change its name from Treasure Mountain Holdings, Inc. to Vyteris Holdings (Nevada), Inc. The Company also filed amendments to its Articles of Incorporation which, among other things, increased the number of shares of common stock that the Company is authorized to issue to 100,000,000 shares, authorized the issuance of 7,500,000 shares of Series B Preferred Stock, authorized the issuance of an additional 42,750,000 shares of preferred stock which may be issued, from time to time, pursuant to terms established by the Company's Board of Directors and authorized a ten for one reverse stock split effective May 2, 2005. All share information with respect to the Company's common stock, options, and warrants have been adjusted to give retroactive effect to the reverse stock split for all periods presented.

                        VYTERIS HOLIDINGS HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Ernst & Young LLP was the independent auditor for Vyteris, Inc. and has been since Vyteris, Inc. was incorporated in 2000. By virtue of the Merger of Vyteris, Inc. with a wholly-owned subsidiary oft Vyteris Holdings (Nevada) on September 29, 2004, there was deemed to have been a change in Vyteris Holdings (Nevada)'s certifying accountants. On November 10, 2004 the audit committee of Vyteris Holdings (Nevada)'s Board of Directors approved the engagement of Ernst & Young LLP as its independent auditors for the fiscal year ended December 31, 2004 to replace Madsen & Associates. Such action effected the dismissal of Madsen & Associates as Vyteris Holdings (Nevada)'s certifying accountants.

     Madsen & Associates served as Vyteris Holdings (Nevada)'s certifying accountants with respect to the financial statements for the year ended December 31, 2003. As noted in Vyteris Holdings (Nevada)'s Annual Report on Form 10-KSB for the year ended December 31, 2003, the firm of Sellers and Andersen, LLC served as Vyteris Holdings (Nevada)'s independent certifying accountants for the year ended December 31, 2002. As reported in Vyteris Holdings (Nevada)'s Annual Report on Form 10-KSB for the year ended December 31, 2003, there were no disagreements with Sellers & Andersen on any matters of accounting principles and practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Sellers & Andersen, would have caused them to make reference to the subject matter of the disagreement in connection with its report on Vyteris Holdings (Nevada)'s financial statements. Further, during the year ended December 31, 2003 and during the period from January 1, 2004 through November 10, 2004, there were no disagreements with Madsen & Associates on any matters of accounting principles and practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Madsen & Associates, would have caused them to make reference to the subject matter of the disagreement in connection with its report on Vyteris Holdings (Nevada)'s financial statements. Further, for 2002 and 2003 and through November 10, 2004, none of the events described in Item 304(a)(1)(iv)(B) of the SEC's Regulation S-B occurred.

     Inasmuch as Ernst & Young LLP was the independent auditor for Vyteris, Inc. throughout the period during which Vyteris, Inc. planned for the Vyteris Holdings/Vyteris merger, Ernst & Young was consulted and provided oral advice during 2004 with respect to the principles applicable to the accounting treatment for such merger. Such advice was an important factor considered by the registrant in reaching a decision with respect to such accounting treatment. Ernst & Young LLP orally advised the registrant that the appropriate accounting treatment is to combine the historical financial statements of Vyteris, Inc. and Vyteris Holdings (Nevada) after giving effect to the merger by recording the merger as the issuance of Vyteris, Inc. stock for the net monetary assets of Vyteris Holdings (Nevada), accompanied by a recapitalization with no goodwill or other intangibles recorded. Vyteris Holdings (Nevada)'s former accountants were not consulted with respect to the accounting treatment for the merger.

     Audit reports of Sellers & Andersen and of Madsen & Associates for Vyteris Holdings (Nevada)'s 2003 and 2002 year-end financial statements contained a modification expressing substantial doubt as to Vyteris Holdings (Nevada)'s ability to continue as a going concern.

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

                        VYTERIS HOLIDINGS HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

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

ITEM 8B.  OTHER INFORMATION.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     EXECUTIVE OFFICERS

     The following table identifies our executive officers, their ages as of March 31, 2005 and their current positions. Each listed person has the same positions with Vyteris Holdings (Nevada) and Vyteris.

     NAME                        AGE     POSITION
     ----                        ---     --------
     Vincent De Caprio, Ph.D.     54     Chief Executive Officer, President and
                                         Vice Chairman of the Board of Directors

     Michael McGuinness           51     Chief Financial Officer

     James Garrison               44     Vice President of Business Development

     C. Gregory Arnold            57     Vice President of Manufacturing and
                                         Process Development


     The following biographical histories describe our executive officers' history with Vyteris. Each of our executive officers became executive officers of Vyteris Holdings (Nevada) upon consummation of the Merger.

     VINCENT DE CAPRIO, PH.D., Chief Executive Officer (June 2004 to present), President (November 2000 to present) and Vice Chairman of the Board of Directors (November 2000 to present), joined Vyteris in November 2000 after spending 23 years at Becton Dickinson, a diversified medical products company, including serving as Senior Vice President and General Manager (1999-2000), Senior Vice President and Chief Technology Officer (1996-1999) and Senior Vice President, Planning and Technology (1995-1996) of Becton Dickinson. Prior to that time, he served as sector president of the Becton Dickinson Technique Products Group (1994-1995), where he operated as the chief executive officer of four divisions with over 3,000 employees, multiple manufacturing locations and numerous worldwide sales offices. He was also President of the Becton Dickinson Vascular Access Business. Dr. De Caprio received a B.S.E.E. from the Newark College of Engineering (New Jersey Institute of Technology) and an MS and Ph.D. in bioengineering from the Polytechnic Institute of New York (Polytechnic University).

     MICHAEL MCGUINNESS joined Vyteris in September 2001 and has served as Chief Financial Officer since that time. Mr. McGuinness has 27 years of finance and accounting experience with large multinational operations, medium sized public companies and small, early stage companies. From 1998 to 2001, he was the Chief Financial Officer and a member of the board of directors of EpiGenesis Pharmaceuticals, Inc., a privately-held biotechnology company, where he was a member of the negotiating team on two licensing and development agreements and was instrumental in managing the growth from six to 40 employees. Prior to that time, he was the Chief Financial Officer of BlueStone Capital Partners, an investment bank and broker/dealer, and was the principal accounting officer of Health-Chem Corporation, an American Stock Exchange listed company. Mr. McGuinness received a BBA in public accounting from Hofstra University and became certified as a public accountant in New York State in 1984. Mr. McGuinness' CPA license is currently inactive.

     JAMES GARRISON joined Vyteris at its inception in November 2000 and has served as Vice President of Business Development since that time. From 1996 to November 2000 Mr. Garrison was Director of Business Development for the Becton Dickinson Transdermal Systems Group. Prior to that time, he served as Manager of Business Development for the U.S. operations of Zambon Group SpA (a pharmaceutical company). Prior to working for Zambon, he held a variety of positions in research and marketing at American Cyanamid, Citicorp, NA, and JP Morgan. Mr. Garrison received a BA in English from Rhode Island College, a Masters of Information Services from Rutgers University and a Masters of Business Administration from Seton Hall University.

     C. GREGORY ARNOLD, Vice President of Manufacturing and Process Development, joined Vyteris in November 2002. From 1993 to 2002 he was the executive director of Transdermal Development for Watson Pharmaceuticals (Theratech), and was responsible for managing manufacturing scale-up and facility validation for the commercial launch of two transdermal products. Prior to his employment with Watson, he was the Vice President of Operations for Cygnus Therapeutic Systems, where he managed manufacturing scale-up and facilities validation for the commercial introduction of a transdermal product. Previously, he was Manager of Product Development for Ciba-Geigy Corporation where he managed manufacturing scale-up and facilities validation for commercial launches of two transdermal products. Mr. Arnold received a BS in Industrial Engineering from The Pennsylvania State University.

BOARD OF DIRECTORS

     The following table identifies Vyteris Holdings (Nevada)'s directors and their ages as of March 31,2005. Each listed person serves on the Boards of both Vyteris Holdings (Nevada) and Vyteris and has a term of one year on each Board. Biographical information is presented below the table for all of the directors other than Dr. De Caprio, whose biographical information is presented above.

     With the exception of Mr. LePore, who joined the Vyteris Holdings (Nevada) Board on February 1, 2005, and Dr. Potts, who joined the Vyteris Holdings (Nevada) Board on April 25, 2005, the terms on the Vyteris Holdings (Nevada) Board of the persons named below commenced on September 29, 2004, the date on which the Merger was consummated. The terms of all members of the Vyteris Holdings (Nevada) Board will expire at the 2005 annual meeting of stockholders.

                NAME                                          AGE
                ----                                          ---
                Donald F. Farley                               62
                Vincent De Caprio, Ph.D.                       54
                David DiGiacinto                               51
                Patrick G. LePore                              50
                Russell O. Potts, Ph.D                         58
                Solomon Steiner, Ph.D.                         67

     DONALD F. FARLEY, chairman of the board of Vyteris Holdings (Nevada) and Vyteris has served as a member of the Vyteris Board since its inception in November 2000. He is the chief executive officer of Spencer Trask Specialty Group, LLC, or STSG, an investment firm which is affiliated with our controlling stockholder and which is focused on investing in emerging and development companies in specialty chemicals, food ingredients and health care. Prior to joining STSG in 1998, Mr. Farley spent more than 30 years at Pfizer (a diversified health care company), most recently serving as President of Pfizer Consumer Health Care (from 1996 to 1998) and President of Pfizer Food Science Group (from 1993 to 1996). Mr. Farley received a BS in Chemical Engineering from the University of Rhode Island and a Masters of Business Administration from the University of Hartford. Mr. Farley is also a director of Minrad, Inc.

     DAVID DIGIACINTO has served as the Secretary of Vyteris and a member of the Vyteris Board of Directors since its inception in November 2000. He has been a Senior Managing Director of STSG since April 2000. From December 1982 to March 2000, he worked at Pfizer in various positions including sales, marketing, business development and general management in the Chemical/Food Science and Consumer Health Care Groups. He holds a BS in Engineering from the U.S. Military Academy at West Point. Mr. DiGiacinto is also a director of Minrad, Inc.

     PATRICK G. LEPORE was elected as a member of the Vyteris Holdings (Nevada) Board of Directors on February 1, 2005. Mr. LePore is a consultant to Cardinal Health, a health care products and services company, where he has provided such services since June 2003. From June 2002 to June 2003, Mr. LePore served as an Executive Vice President of Cardinal Health. In 1991, Mr. LePore co-founded Boron, LePore & Associates, a full service medical education company, doing business as BLP Group Companies. Mr. LePore served as the Chairman and Chief Executive Officer of BLP Group Companies until June of 2002 when it was acquired by Cardinal Health.

Mr. LePore serves on the board of directors of Saturn Pharmaceuticals, a pharmaceutical company; Douglas Laboratories, a vitamin manufacturer; Zargis Medical Corporation and the New Jersey Junior Achievement Association. He is also a trustee and member of the board of directors of Montclair State University.

     RUSSELL O. POTTS, PH.D joined the Vyteris Holdings (Nevada) Board on April 25, 2005. Dr. Potts is an independent consultant in drug delivery, glucose monitoring, and medical devices. He previously served (from 2001 to 2002) as Vice President of Research and Development at Cygnus, Inc., a Company which develops and manufactures diagnostic and drug delivery systems, where he helped develop the first FDA-approved continuous glucose-monitoring device for patient use, the GlucoWatch(R) Biographer. Prior to joining Cygnus, he led a Research and Development group at Pfizer to develop topically-applied drugs. Russell Potts received a MS degree in physical chemistry from Cornell University, and a Ph.D. in biochemistry from the University of Massachusetts, followed by a postdoctoral position in the Chemistry Department at Yale University.

     SOLOMON STEINER, PH.D. has served as a member of the Vyteris Board of Directors since December 2002. Dr. Steiner is founder, Chairman of the Board and Chief Executive Officer of Biodel Inc., a pharmaceutical consulting company, where he has served since October 2002. Dr. Steiner founded Pharmaceutical Development Corporation, or PDC, a company developing novel drug delivery technology, in 1991, and is an inventor of its Technosphere(TM) drug delivery system and MedTone(TM) dry powder inhaler. Dr. Steiner served as PDC's chief executive officer and chairman of the board of directors from 1991 until October of 2002 when it merged with MannKind Corporation. Prior to his employment with PDC, he was a founder and the Chief Executive Officer of Emisphere Technologies, Inc., a publicly-traded drug delivery company (1985-1990). Dr. Steiner received a BA and a Ph.D. frm New York University.

BOARD COMMITTEES

     The Board of Directors of Vyteris Holdings (Nevada) has three standing committees: an audit committee, a compensation committee and a nominating committee. Each such committee is governed by a written charter.

     Doctor Steiner is a member of the Vyteris Holdings (Nevada) audit committee, which committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. Two other members of the Audit Committee, including the former chairman of the Audit Committee, have resigned from the Board and hence from the Audit Committee. Replacements have not yet been identified. The audit committee is responsible for the hiring and dismissal of the outside auditors. By virtue of the change in the composition of the audit committee, the Board presently has not designated anyone as an "audit committee financial expert", pending re-establishment of the full committee and a review of the credentials of the individuals members of the committee.

     Messrs. DiGiacinto, Farley and Steiner serve on the compensation committee, with Mr. Dr. Steiner serving as chairman. The Vyteris Holdings (Nevada) compensation committee reviews, recommends and approves compensation for executive officers and other senior level employees, and administers benefit and compensation plans.

     Messrs. DiGiacinto and Farley serve on the recently established nominating committee. A third member, who served as the Chairman, recently resigned from the Board and hence from the nominating committee. A replacement has not yet been identified. The nominating committee will be responsible for proposing to the Board candidates for election to the Board.

     During 2004 and prior to the consummation of the Merger, the Board of Directors of Vyteris conducted ten Board meetings, one Audit Committee meeting and three Compensation Committee meetings. During 2004 but subsequent to the Merger, the members of the Board of Directors of Vyteris Holdings (Nevada) conducted three Board meetings, one Audit Committee meeting, one Compensation Committee meeting and two Nominating Committee meetings. None of the current Board members attended less than 75% of the Board and committee meetings that he was required to attend during 2004 as a Vyteris director or a Vyteris Holdings (Nevada) director.

     The Company has adopted a code of ethics entitled "Code of Ethics for the Senior Financial Officers, Executive Officers and Directors of Vyteris Holdings (Nevada), Inc." A copy is available to any person without charge upon written request to:

     Vyteris, Inc.
     Attention: Investor Relations
     13-01 Pollitt Drive
     Fair Lawn, New Jersey 07430

ITEM 10. EXECUTIVE COMPENSATION.

CASH COMPENSATION

     The following table sets forth the total cash and non-cash compensation that we paid or accrued during the years ended December 31, 2004, 2003 and 2002 with respect to Vincent De Caprio, and the other executive officers who, during 2004, received salary and bonus in excess of $100,000. The principal components of these individuals' current cash compensation are the annual base salary and bonus included in the Summary Compensation Table. We have also described below other compensation these individuals received under employment agreements and Vyteris' stock option plan. We refer to the persons identified in the table below as the "named executive officers". The number of securities covered by stock options have been adjusted to give effect to the Vyteris Holdings/Vyteris Merger and the one-for-ten reverse stock split effected on May 2, 2005.

                           SUMMARY COMPENSATION TABLE

                                                                           LONG TERM
                                                                          COMPENSATION
                                            ANNUAL                         SECURITIES          ALL OTHER
                                         COMPENSATION        ANNUAL        UNDERLYING        COMPENSATION
                                            SALARY           BONUS        OPTIONS/SARS           $(3)
NAME AND PRINCIPAL POSITION    YEAR            ($)           ($)(1)         (#) (2)
Vincent De Caprio, Ph.D.,      2004         280,000         105,000          178,075            7,000
President and Chief            2003         250,000         122,500               --            7,000
Executive Officer              2002         250,000         125,000           15,713            5,500

Michael McGuinness,            2004         186,000          59,400          101,083            5,400
Chief Financial Officer        2003         167,193          69,190 (4)        8,904            4,845
                               2002         152,500          23,000           10,475            4,791

James Garrison,                2004         160,000          50,000           93,314            4,400
Vice President of Business     2003         150,000          45,000            4,452            4,500
Development                    2002         128,000          25,600           13,094            4,326

C. Gregory Arnold,             2004         185,000           7,000           20,950            5,545
Vice President,                2003         175,000          10,000           13,094            5,250
Manufacturing and Process      2002          20,200              --               --               --
Development (5)

---------

     (1) Bonuses for 2004 include certain bonuses that were earned in 2004 but were not paid until 2005. Bonuses for 2003 include certain bonuses that were earned in 2003 but were not paid until 2004. Bonuses for 2002 include certain bonuses that were earned in 2002 but were not paid until 2003.
     (2) Options granted to Messrs. De Caprio, McGuinness and Garrison during 2002 were canceled by Vyteris prior to the Vyteris Holdings/Vyteris Merger.
     (3)  Represents matching payments by Vyteris under our 401(k) plan.
     (4) Mr. McGuinness received a retention bonus for 2003 of $36,890, consisting of a non-cash credit of $22,500 which was used for the exercise of stock options and a $14,390 cash payment to cover taxes due on such non-cash credit.
     (5)  Mr. Arnold joined Vyteris in November 2002.

STOCK OPTIONS

     The following table presents certain information regarding stock options granted to the named executive officers during 2004 under the Vyteris stock option plan. The number of securities covered by stock options and the exercise prices have been adjusted to give effect to the Vyteris Holdings/Vyteris Merger and the one-for-ten reverse stock split. INDIVIDUAL GRANTS

                   NUMBER OF         PERCENTAGE
                   SECURITIES         OF TOTAL
                   UNDERLYING         OPTIONS
                    OPTIONS          GRANTED TO       EXERCISE       EXPIRATION
NAME               GRANTED (#)       EMPLOYEES        PRICE ($)         DATE

V. De Caprio        178,075             28.0%           $1.90         12/31/14
M. McGuinness       101,083             15.9%           $1.90         12/31/14
J. Garrison          93,314             14.7%           $1.90         12/31/14
C. Arnold            20,950              3.3%           $1.90            (1)

     (1) Options to purchase 2,619 shares of common stock expire 2/1/14; options to purchase 18,331 shares of common stock expire 12/31/14.

     The following table presents information regarding the number of stock options held by the named executive officers at December 31, 2004. None of the stock options listed in the table were in-the-money at December 31, 2004. The number of securities covered by stock options have been adjusted to give effect to the Vyteris Holdings /Vyteris Merger and the one-for-ten reverse stock split.

                       NUMBER OF SHARES UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED IN-THE-MONEY
                            OPTIONS AT FISCAL YEAR-END (#)              OPTIONS AT FISCAL YEAR-END ($)
                    ---------------------------------------------------------------------------------------
NAME                    EXERCISABLE           UNEXERCISABLE            EXERCISABLE        UNEXERCISABLE
----                    -----------           -------------            -----------        -------------
V. De Caprio               89,037                 89,038                   N/A                 N/A
M. McGuinness              63,618                 46,369                   N/A                 N/A
J. Garrison                57,472                 40,294                   N/A                 N/A
C. Arnold                  17,895                 16,149                   N/A                 N/A

     Mr. McGuinness exercised 15,712 stock options with an exercise price of $1.43 during 2004. He did not realize a gain from such exercise as the fair market value of the acquired shares was equal to the exercise price on the date of exercise. None of the other named executive officers exercised stock options during 2004.

EMPLOYMENT AGREEMENTS AND MANAGEMENT COMPENSATION

     VINCENT DE CAPRIO, PH.D. In June 2004 Vyteris entered into an employment agreement with Vincent De Caprio, Ph.D., its Chief Executive Officer, President and Vice-Chairman. The agreement expires on December 31, 2005 and may be automatically extended for successive one year periods until either Dr. De Caprio or Vyteris provides written notice of termination at least 180 days prior to the end of the initial term or any renewal term. Under the terms of the agreement, Dr. De Caprio is entitled to receive a minimum base salary of $280,000 and annual cash bonuses of up to 60% of base salary, subject to the achievement of certain revenue objectives and strategic milestones. In September 2004, Vyteris granted Dr. De Caprio options to purchase 178,075 shares of common stock after giving effect to the one-for-ten reverse stock split. Dr. De Caprio's employment agreement requires Vyteris to grant him additional options from time to time to maintain his ownership of Vyteris stock at 4% of Vyteris' stock, on a fully-diluted, as-converted basis, after each financing transaction effected by Vyteris since March 31, 2004, up to and including a total of $27 million, and in which Vyteris receives cash proceeds in exchange for the issuance of its common stock or a security convertible into, exchangeable for or exercisable for shares of common stock. The agreement contains provisions prohibiting the non-solicitation of employees and clients, a confidentiality provision and a non-competition provision.

     JAMES GARRISON. In December 2003 Vyteris entered into an employment agreement with James Garrison, its Vice President of Business Development. The agreement expires on December 31, 2005, and may be automatically extended for successive one-year terms until either Mr. Garrison or Vyteris provides written notice of termination at least 180 days prior to the end of the initial term or any renewal term. Under the terms of the agreement, Mr. Garrison is entitled to receive a minimum base salary of $150,000 and annual cash bonuses of up to 30% of base salary. Mr. Garrison's qualification for receiving bonuses is based on achievement of Vyteris' operating plan, budgets and strategic development milestones, as established by our Board of Directors.

     If Mr. Garrison's employment with Vyteris is terminated by Vyteris without cause, or by Mr. Garrison for good reason, Mr. Garrison is entitled to receive his base salary for a period of six months from the date of termination, as well as all earned but unpaid salary and bonus for the period prior to termination. If Mr. Garrison's employment with Vyteris is terminated by Vyteris for cause, or by Mr. Garrison without good reason, Vyteris has no obligation to pay any further compensation, other than accrued but unpaid salary and bonus through the date of termination. Mr. Garrison's employment agreement also prohibits him from competing with Vyteris or interfering with Vyteris' relationships with its customers, vendors or employees for a period of six months after his employment is terminated for any reason. Under his employment agreement, Mr. Garrison is also bound to keep certain information confidential and to assign to Vyteris any intellectual property developed by him during the term of his employment.

     C. GREGORY ARNOLD. In September 2002 Vyteris entered into an employment agreement with C. Gregory Arnold, its Vice President of Manufacturing and Process Development. Under the terms of the agreement, Mr. Arnold is entitled to receive a minimum base salary of $175,000 and annual cash bonuses of up to 20% of base salary. Mr. Arnold's qualification for receiving bonuses is based on achievement of certain goals and objectives determined at the beginning of each calendar year. The agreement expires on October 31, 2005.

     If Mr. Arnold's employment with Vyteris is terminated by Vyteris without cause, or by Mr. Arnold for good reason, Mr. Arnold is entitled to receive the shorter of his base salary for a period of six months from the date of termination or until the expiration of the employee agreement, as well as all earned but unpaid salary and bonus for the period prior to termination. If Mr. Arnold's employment with Vyteris is terminated by Vyteris for cause, or by Mr. Arnold without good reason, Vyteris has no obligation to pay any further compensation, other than accrued but unpaid salary and bonus through the date of termination. Mr. Arnold's employment agreement also prohibits him from competing with Vyteris or interfering with Vyteris' relationships with its customers, vendors or employees for a period of twelve months after his employment is terminated for any reason. Under his employment agreement, Mr. Arnold is also bound to keep certain information confidential and to assign to Vyteris any intellectual property developed by him during the term of his employment.

LIMITATION OF LIABILITY AND INDEMNIFICATION OBLIGATIONS

     The Nevada Corporation Code grants to Vyteris Holdings the power to indemnify the officers and directors of Vyteris Holdings, under certain circumstances and subject to certain conditions and limitations as stated therein, against all expenses and liabilities incurred by or imposed upon them as a result of suits brought against them as such officers and directors if they act in good faith and in a manner they reasonably believe to be in or not opposed to the best interests of Vyteris Holdings and, with respect to any criminal action or proceeding, have no reasonable cause to believe their conduct was unlawful.

     Article IX of the Vyteris Holdings articles of incorporation provides as follows: "To the fullest extent allowed by law, the directors and executive officers of the Corporation shall be entitled to indemnification from the Corporation for acts and omissions taking place in connection with their activities in such capacities."

     Under Nevada law, a director or officer is not individually liable to the corporation or its stockholders or creditors for any damages as a result of any act or failure to act in his capacity as a director or officer unless it is proven that his or her act or failure to act constituted a breach of fiduciary duty as a director or officer and his or her breach of those duties involved intentional misconduct, fraud or a knowing violation of law. One of the amendments to the articles of incorporation adopted at the April 25, 2005 meeting of Vyteris Holdings' stockholders confirmed that, in the event that Nevada law were no longer automatically applied to all Nevada corporations, then, to the maximum extent permitted under Nevada law, no director or officer of Vyteris Holdings would be personally liable to the corporation or its stockholders for damages as a result of any act or failure to act in his or her capacity as a director or officer.

     The registration rights agreement entered into by Vyteris Holdings immediately after the consummation of the Vyteris Holdings/Vyteris Merger contains provisions pursuant to which each selling stockholder severally agrees to indemnify Vyteris Holdings, any person controlling Vyteris Holdings within the meaning of Section 15 of the Securities Act of 1933, or Section 20 of the Securities Exchange Act of 1934, each of Vyteris Holdings' directors, and each officer of Vyteris Holdings who signs this registration statement with respect to information relating to such selling stockholder furnished in writing to Vyteris Holdings by or on behalf of such selling stockholder specifically for inclusion in this registration statement.

     We also maintains directors' and officers' liability insurance to cover such individuals. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of Vyteris Holdings pursuant to the foregoing provisions, or otherwise, Vyteris Holdings has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See Item 5 for certain information regarding the registrant's equity compensation plans.

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2005, by (i) each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Vyteris, Inc., 13-01 Pollitt Drive, Fair Lawn, New Jersey 07410. In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by such person under options or warrants exercisable within 60 days of March 31, 2005 are deemed beneficially owned by such person and are deemed outstanding for purposes of determining the total number of outstanding shares for such person and are not deemed outstanding for such purpose for all other stockholders. All share numbers in the following table give effect to our one for ten reverse stock split and the issuance of our Series B Convertible Preferred Stock.


                                                                                 PERCENTAGE
                 NAME OF BENEFICIAL OWNER                   AMOUNT             OF OUTSTANDING
                 ------------------------                   ------             --------------
Kevin Kimberlin (1)                                     14,332,894                64.3% (2)
Vincent De Caprio (2)                                      177,376                   *
Michael McGuinness (3)                                      79,331                   *
James Garrison (4)                                          64,455                   *
C. Gregory Arnold (5)                                       17,895                   *
Donald Farley (6)                                          233,774                 1.2
David DiGiacinto (7)                                        14,455                   *
Patrick LePore                                                   -                   *
Russell O. Potts (8)                                           524                   *
Solomon Steiner (9)                                         41,725                   *

Directors and Officers as a group (9 persons) (10)         629,535                 3.3


* Represents less than one percent.

(1) Represents (i) 10,247,648 shares of common stock that were acquired upon consummation of the Vyteris Holdings/Vyteris, Inc. merger by Spencer Trask Specialty Group or STSG, of which Mr. Kimberlin is the non-member manager; (ii) 419,000 shares of common stock that were acquired by STSG in exchange for its extending to us a line of credit through November 15, 2005; (iii) 278,164 shares of common stock owned by Scimitar Holdings, LLC, or Scimitar, a New York limited liability company and wholly-owned subsidiary of Spencer Trask & Co., a Delaware corporation of which Mr. Kimberlin is the controlling stockholder and chairman;
(iv) 776,199 shares of common stock issuable upon conversion of shares of Series B convertible preferred stock covered by rights certificates held by STSG; (v) 2,039,249 shares of common stock issuable upon exercise of warrants issued to Spencer Trask Ventures, Inc., a wholly-owned subsidiary of Spencer Trask & Co.;
(vi) 34,917 shares of common stock issuable upon exercise of warrants issued to STSG; (vii) an aggregate of 388,273 shares of common stock that were acquired in the Vyteris Holdings/Vyteris, Inc. merger by Spencer Trask Private Equity Fund I LP, Spencer Trask Private Equity Fund II LP, Spencer Trask Private Equity Accredited Fund III LLC and Spencer Trask Illumination Fund LLC, which we refer to as the "Funds"; and (viii) 149,443 shares of common stock issuable upon exercise of warrants issued to the Funds. Spencer Trask & Co. is the 100% owner of the manager of each of the Funds. Does not include (x) 758,156 shares of common stock that were acquired in the Vyteris Holdings /Vyteris, Inc. merger by Qubit Holdings, LLC, a Delaware limited liability company owned by certain trusts formed for the benefit of Mr. Kimberlin's children, or (y) warrants to purchase an aggregate of 189,539 shares of common stock held by Qubit Holdings, LLC, as to all of which securities Mr. Kimberlin disclaims beneficial ownership on the basis that Mr. Kimberlin has no voting power as to or any power to dispose, or direct the disposition, of any of the securities held by Qubit Holdings, LLC or such trusts. The information provided in this proxy statement with respect to Mr. Kimberlin is derived, in part, from a Form 4 report and
Schedule 13D submitted by Mr. Kimberlin to the SEC.

(2) Includes 17,808 shares of common stock which are issuable upon the exercise of warrants and 89,037 shares of common stock which are issuable upon the exercise of stock options. Dr. De Caprio also owns options to purchase shares of common stock which will not be exercisable on or before May 30, 2005.

(3) Includes 63,618 shares of common stock which are issuable upon the exercise of stock options. Mr. McGuinness also owns options to purchase shares of common stock which will not be exercisable on or before May 30, 2005.

(4) Includes 57,472 shares of common stock which are issuable upon the exercise of stock options. Mr. Garrison also owns options to purchase shares of common stock which will not be exercisable on or before May 30, 2005.

(5) Represents shares of common stock which are issuable upon the exercise of stock options. Mr. Arnold also owns options to purchase shares of common stock which will not be exercisable on or before May 30, 2005.

(6) Includes (i) 115,619 shares of common stock owned by a trust for which Mr. Farley serves as a trustee, (ii) 9,425 shares of common stock issuable upon conversion of our Series B convertible preferred stock, (iii) 23,045 shares of common stock issuable upon exercise of warrants and (iv) 14,455 shares of common stock which are issuable upon the exercise of stock options. Mr. Farley also owns options to purchase shares of common stock which will not be exercisable on or before May 30, 2005. Mr. Farley, an employee of an affiliate of STSG, disclaims beneficial ownership with respect to securities owned by STSG and its affiliates, as he has no power to vote or dispose of those securities.

(7) Represents shares of common stock which are issuable upon the exercise of stock options. Mr. DiGiacinto also owns options to purchase shares of common stock which will not be exercisable on or before May 30, 2005. Mr. DiGiacinto, an employee of an affiliate of STSG, disclaims beneficial ownership with respect to securities owned by STSG and its affiliates, as he has no power to vote or dispose of those securities.

(8) Represents shares of common stock which are issuable upon the exercise of stock options.

(9) Includes (i) 10,475 shares of common stock issuable upon the exercise of warrants, and (ii) 10,300 shares of common stock which are issuable upon the exercise of stock options. Dr. Steiner also owns options to purchase shares of common stock which will not be exercisable on or before May 30, 2005.

(10) Includes (i) 115,619 shares of common stock owned by a trust for which Mr. Farley serves as a trustee, (ii) 9,425 shares of common stock issuable upon conversion of our Series B convertible preferred stock owned by a trust for which Mr. Farley serves as a trustee, (y) 51,327 shares of common stock issuable upon the exercise of warrants and (iv) 267,756 shares of common stock which are issuable upon the exercise of stock options. The directors and executive officers also own options to purchase additional shares of common stock which will not be exercisable on or before May 30, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     OVERVIEW

     Vyteris was incorporated in Delaware in July 2000. In November 2000, Vyteris purchased assets from Becton Dickinson comprising Becton Dickinson's iontophoresis drug delivery products and related research and development program, as well as related patents, patent applications and other intellectual property using funds contributed to it by Spencer Trask Specialty Group, LLC, or STSG. We refer to that transaction as the "Acquisition". Kevin Kimberlin, though his ownership of STSG, is, and has been since our inception, Vyteris' controlling stockholder and has voting and dispositive control over STSG.

     Scimitar Holdings, LLC, a New York limited liability company and an affiliate of STSG, acquired an 82% interest in Vyteris Holdings in February 2004, resulting in a change in control of Vyteris Holdings.

     Throughout the corporate history of Vyteris, Vyteris has had material relationships with STSG, its related parties and Becton Dickinson and has been controlled by Kevin Kimberlin, STSG and its affiliates. Since February 2004, Vyteris Holdings has also been controlled by Kevin Kimberlin, STSG and its affiliates.

     CERTAIN RELATIONSHIPS BETWEEN VYTERIS AND STSG AND ITS RELATED PARTIES

     All references under this caption to the number of shares of common stock have been adjusted to give effect to the Vyteris Holdings /Vyteris Merger and the one-for-ten reverse stock split.

     As noted above, Kevin Kimberlin has voting and dispositive control over STSG and its affiliated entities.

     THE ACQUISITION

     STSG, our controlling stockholder, provided the financing to Vyteris for the Acquisition. In consideration of its initial capital contribution of $9,000,000 made at the time of the Acquisition in November 2000, STSG acquired 628,500 shares of common stock and 3,000,000 shares of Vyteris' Series B Convertible Preferred Stock, all of which shares of preferred stock were subsequently sold back to Vyteris for nominal consideration and cancelled pursuant to a transaction referred to below as the "Recapitalization." In connection with the Acquisition, STSG transferred 34,917 and 6,984 shares of common stock held by it to Dr. De Caprio and Mr. Garrison, respectively.

     DEBT FINANCINGS

     After Vyteris utilized the capital contributed by STSG, our controlling stockholder, in the Acquisition, Vyteris was largely dependent upon STSG for its financing. Between November 2001 and December 2003, STSG and a trust beneficially owned by Donald Farley, the Chairman of the Board of Vyteris and, since September 29, 2004, Vyteris Holdings, provided Vyteris with an aggregate amount of debt financing equal to $25,900,000, representing principal and accrued and unpaid interest calculated through March 31, 2004. On March 31, 2004, Vyteris consummated a recapitalization in which it issued to STSG, and to a trust beneficially owned by Donald Farley, in the aggregate, 9,637,000 shares of Vyteris common stock, 7,500,000 shares of a newly-designated Vyteris Series C convertible preferred stock and other nominal consideration, in exchange for $20,350,000 in aggregate principal amount of 8% convertible secured promissory notes, $2,900,000 principal amount of 8% secured promissory notes -- which we refer to collectively as the "STSG Notes" -- $2,615,000 of accrued and unpaid interest as of March 31, 2004 on the STSG Notes, 3,000,000 shares of Vyteris' Series B Convertible Preferred Stock and the cancellation of warrants held by STSG to purchase 852,665 shares of Vyteris common stock. We refer to this transaction as the "Recapitalization." .

     During February 2004, Vyteris issued secured promissory notes in the aggregate principal amount of $1,000,000 to STSG and the following related parties of STSG: Spencer Trask Private Equity Fund I, Spencer Trask Private Equity Fund II, Spencer Trask Private Equity Accredited Fund III, LLC and Spencer Trask Illumination Fund. Each of these notes was scheduled to mature 120 days from its respective date of issuance and bore an annual interest rate of 12%, which was payable on maturity, and was convertible into common stock, at the option of the holders under certain circumstances. During May 2004, $500,000 in principal amount of these notes was converted into the Bridge Notes described below. The remaining $500,000 of principal amount of such notes was due on June 26, 2004 and has been paid in full.

     THE BRIDGE FINANCING

     In March, April and May of 2004, Vyteris issued $8,497,500 in 8% secured convertible notes, which were scheduled to mature on December 31, 2004, in a private placement managed by Spencer Trask Ventures, an affiliate of STSG, which is also controlled by Kevin Kimberlin. We refer to this issuance as the "Bridge Financing" and to the notes issued in the Bridge Financing as the "Bridge Notes" or the "December Notes". In the Bridge Financing, Spencer Trask Ventures received placement fees and non-accountable expense allowances of $1,039,675 and warrants to purchase 1,068,136 shares of common stock, at an exercise price of $2.387 per share, as compensation for acting as placement agent for the Bridge Financing.

     As part of the Bridge Financing, Vyteris agreed that in the event that Spencer Trask Ventures introduces Vyteris to a third party which may be interested in engaging in a business combination or financing arrangement with Vyteris, which may include a merger or purchase of some or all of the stock or assets of Vyteris, an investment in the securities of Vyteris or a loan to Vyteris, Spencer Trask Ventures will be paid a finder's fee of 7% of the first $1,000,000 or portion thereof of the consideration paid in such transaction; plus; 6% of the next $1,000,000 or portion thereof of the consideration paid in such transaction; plus 5% of the next $5,000,000 or portion thereof of the consideration paid in such transaction; plus 4% of the next $1,000,000 or portion thereof of the consideration paid in such transaction; plus 3% of the next $1,000,000 or portion thereof of the consideration paid in such transaction; plus 2.5% of any consideration paid in such transaction in excess of $9,000,000. Such finder's fee will not be applicable to an investment by STSG and/or its related parties. To date, no such business combinations or financing arrangements have been consummated. Accordingly, no such finder's fee has been paid to Spencer Trask Ventures.

     SEPTEMBER 2004 FINANCING

     In September 2004, Vyteris consummated a private placement of units consisting of common stock and warrants. Spencer Trask Ventures served as one of two placement agents in that offering. In connection with this transaction, Spencer Trask Ventures received placement fees and non-accountable expense allowances of $1,807,801 and warrants to purchase 971,114 shares of common stock, at an exercise price of $3.58 per share, as compensation for acting as placement agent. Vyteris also agreed to pay Spencer Trask Ventures, as well as an unrelated placement agent, similar cash and warrant compensation with respect to, and based on, any investment by any investor in the September 2004 transaction who subsequently invests in us at any time on or before September 29, 2006: provided, however, neither placement agent will be entitled to any such compensation for investments made as part of an underwritten public offering, investments made by STSG or investments made by any of our employees. In addition, Vyteris entered into a right of first refusal agreement with Spencer Trask Ventures which grants to Spencer Trask Ventures the irrevocable preferential right of first refusal to purchase for its account or to act as agent for any proposed private offering of our securities.

     During September 2004, STSG and a trust beneficially owned by Donald Farley, our Chairman of the Board, advanced certain sums to Vyteris which were converted into units as part of the September 2004 financing.

     CREDIT FACILITY.

     In September 2004, Spencer Trask agreed to provide us (or, at its option, cause a related party to provide us) with up to $5.0 million in working capital loans in the form of 11.5% secured demand promissory notes. We refer to this arrangement as our Working Capital Facility. Pursuant to the terms of the Working Capital Facility, amounts drawn under the facility must be repaid on or before November 15, 2005. As consideration for the commitment of the Working Capital Facility, we issued 419,000 shares of common stock to Spencer Trask and recorded the fair value of these shares as deferred financing costs of $1.3 million. Each time funds are loaned to us under the Working Capital Facility, we will be required to issue to the lender a common stock purchase warrant to purchase such number of shares equal to the quotient obtained by dividing (i) 40% of the amount loaned by (ii) 3.58. The warrants are exercisable for five years from the date of issuance and have an initial exercise price of $3.58 per share. The Working Capital Facility enables us to borrow up to the lesser of $5.0 million or the sum of qualifying accounts receivable and inventory. At present, our qualifying accounts receivable and inventory are de minimus, pending commencement of the commercialization of our first product. Management estimates that it will borrow funds under this Working Capital Facility in the second quarter of 2005. As of December 31, 2004, no amounts have been loaned to us under the Working Capital Facility. If used, the Working Capital Facility will be secured by a first priority lien on all of our assets.

     RELATIONSHIP BETWEEN VYTERIS AND BECTON DICKINSON

     In connection with the formation of Vyteris, Becton Dickinson agreed to treat and hold as confidential for five years all information relating to the operations and affairs of the business that Vyteris purchased in the Acquisition. Becton Dickinson's obligation of confidentiality will expire in November 2005. Additionally, for a five year period expiring in November 2005, Becton Dickinson agreed not to sell, manufacture, develop, license or lease any iontophoresis system anywhere in the world, or create, develop or implement a business plan or strategy for a business that would, directly or indirectly, sell, manufacture, develop, license or lease any iontophoresis system anywhere in the world.

     We are required to pay Becton Dickinson a royalty in respect of sales of each iontophoresis product stemming from intellectual property received by Vyteris from Becton Dickinson as part of the formation of Vyteris. For each such product, on a country-by-country basis, that obligation continues for the later of 10 years after the date of the first commercial sale of such product in a country and the date of the original expiration of the last-to-expire patent related to such product granted in such country. The royalty, which is to be calculated semi-annually, will be equal to the greater of 5% of all direct revenues, as defined below, or 20% of all royalty revenues, with respect to the worldwide sales on a product-by-product basis. No royalties will be earned by Becton Dickinson prior to November 10, 2005. "Direct revenues" are the gross revenues actually received by us from the commercial sale of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges or certain other expenses. "Royalty revenues" are the gross revenues actually received by Vyteris from any licensing or other fees directly relating to the licensing of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges and certain other expenses.

     In connection with the formation of Vyteris, Vyteris agreed to hold Becton Dickinson harmless against damages arising from any breach of the representations, warranties, agreements and covenants made by Vyteris in the definitive agreement relating to the Acquisition, and Vyteris assumed certain liabilities, including liabilities under environmental laws. Vyteris' indemnification obligations generally lasted until November 2002, although indemnification obligations with respect to certain representations and warranties made by Vyteris in that agreement will last for the applicable statute of limitations period, which extends beyond November 2002.

     At the time that Vyteris was formed, Vyteris entered into a sublease agreement with Becton, Dickinson with respect to our 27,000 square-foot, Fair Lawn, New Jersey, facility. We pay to Becton Dickinson $23,500 per month in base and additional rent. For the years ended December 31, 2002, 2003 and 2004, we paid Becton Dickinson $292,000, $301,300 and $297,200 respectively, under the sublease. The sublease expires in September 2006.

     In July 2003, Becton Dickinson purchased a $500,000 principal amount 8% convertible promissory note from Vyteris. The note matured on July 1, 2004. Warrants to purchase 20,950 shares of common stock at an exercise price of $9.55 per share were issued to Becton Dickinson in connection with its purchase of that note. In September 2004, Vyteris entered into an exchange agreement with Becton Dickinson. Pursuant to that agreement, we issued 117,041 shares of common stock and warrants to purchase an additional 29,260 shares of common stock and cancelled all of the Series A convertible preferred stock issued to Becton Dickinson in connection with the Acquisition. At the same time, we converted $250,000 of debt into 29,260 shares of common stock and warrants to purchase 7,315 shares of common stock and paid Becton Dickinson approximately $300,000 in payment of the balance of our indebtedness to Becton Dickinson.

     We are unaware of who controls Becton Dickinson. A review of Becton Dickinson's most recent proxy statement indicates that Eugene J. Ludwig is the Chairman, Chief Executive Officer and President of Becton Dickinson and that Mr. Ludwig owns less than one percent of the outstanding common stock of Becton Dickinson. As of September 30, 2004, Becton Dickinson disclosed that its largest single shareholder was Barclays Global Investors NA, which owned less than 11% of Becton's Dickinson's outstanding common stock on that date.

ITEM 13. EXHIBITS

2.1 Merger Agreement and Plan of Reorganization, dated as of July 8, 2004, by and among Treasure Mountain Holdings, Inc. ("Treasure Mountain Holdings"), TMH Acquisition Corp. and Vyteris ("Vyteris") is incorporated by reference to Exhibit 2.1 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

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

10.5 License, Development and Distribution Agreement, dated as of September 20, 2002 is incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed April 15, 2005. (Y)

10.6 License and Development Agreement, dated as of September 27, 2004 is incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed April 15, 2005. (Y)

10.7 Supply Agreement, dated as of September 27, 2004 is incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed April 15, 2005. (Y)

10.8 Registration Rights Agreement, dated as of September 29, 2004 is incorporated by reference to Exhibit 10.8 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

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

10.17 Lease, dated December 14, 2004, between CK Bergen Holdings, L.L.C. and Vyteris, Inc. is incorporated by reference to Exhibit 10.17 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed April 15, 2005.

10.18 Employment Agreement between Vyteris and C. Gregory Arnold is incorporated by reference to Exhibit 10.18 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed April 15, 2005.

10.19 Vyteris Holdings (Nevada), Inc. 2005 Stock Option Plan is incorporated by reference to Exhibit 10.1 to Vyteris Holdings (Nevada), Inc.'s Current Report on Form 8-K filed April 26, 2005.

16.1 Letter from Madsen & Associates, CPA's, Inc. dated November 5, 2004 is incorporated by reference to Exhibit 16.1 to Treasure Mountain Holdings' Current Report on Form 8-K filed November 5, 2004.

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


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

          The following table presents fees for professional audit services rendered by Ernst & Young LLP ("E&Y") for the audit of the Company's annual consolidated financial statements for the years ended December 31, 2004, and December 31, 2003, and fees billed for other services rendered by E&Y during those periods:

                                                  DECEMBER 31,
                                                  ------------
                                              2004            2003
                                          ------------   -------------

   Audit fees..........................   $    277,750   $      60,420
   Audit-related fees..................        407,284              --
   Tax fees............................         15,000           6,955
   All other fees......................             --              --
                                          ------------   -------------
                                          $    700,034   $      67,375
                                          ============   =============

     1) Audit Fees -- These are fees for professional services performed by E&Y for the audit of the Company's annual consolidated financial statements and review of consolidated financial statements included in the Company's 10-QSB filing.

     2) Audit-Related Fees -- These are fees for assurance and related services performed by E&Y that are reasonably related to the performance of the audit or review of the Company's financial statements. This includes: the issuance of comfort letters and consents, reviews of and assistance with documents filed with the SEC, due diligence related to mergers and acquisitions and consulting on financial accounting/reporting standards before the Company became a public company on September 29, 2004.

     3) Tax Fees -- These are fees for professional services performed by E&Y with respect to tax compliance, tax advice and tax planning. This includes preparation of original and amended tax returns for the Company; refund claims; tax audit assistance; and tax work stemming from "Audit-Related" items.

     4) All Other Fees -- These are fees for other permissible work performed by E&Y that does not meet the above category descriptions.

     These services are actively monitored (both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in E&Y's core work, which is the audit of the Company's consolidated financial statements. In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee's charter, all audit and audit-related work and all non-audit work performed by E&Y is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered. Applicable law and regulations provide an exemption that permits certain services to be provided by Vyteris Holdings' outside auditors even if they are not pre-approved. Vyteris Holdings has not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Vyteris Holdings (Nevada), Inc.


May 2, 2005                             By:     /s/ Michael McGuinness
                                                ----------------------
                                                Michael McGuinness
                                                Vice President and
                                                Chief Financial Officer

                                  EXHIBIT INDEX


2.1 Merger Agreement and Plan of Reorganization, dated as of July 8, 2004, by and among Treasure Mountain Holdings, Inc. ("Treasure Mountain Holdings"), TMH Acquisition Corp. and Vyteris ("Vyteris") is incorporated by reference to Exhibit 2.1 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

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

10.5 License, Development and Distribution Agreement, dated as of September 20, 2002 is incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed April 15, 2005. (Y)

10.6 License and Development Agreement, dated as of September 27, 2004 is incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed April 15, 2005. (Y)

10.7 Supply Agreement, dated as of September 27, 2004 is incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed April 15, 2005. (Y)

10.8 Registration Rights Agreement, dated as of September 29, 2004 is incorporated by reference to Exhibit 10.8 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

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

10.20 Lease, dated December 14, 2004, between CK Bergen Holdings, L.L.C. and Vyteris, Inc. is incorporated by reference to Exhibit 10.17 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed April 15, 2005.

10.21 Employment Agreement between Vyteris and C. Gregory Arnold is incorporated by reference to Exhibit 10.18 to Treasure Mountain Holdings' Registration Statement on Form SB-2 (333-120411) filed April 15, 2005.

10.22 Vyteris Holdings (Nevada), Inc. 2005 Stock Option Plan is incorporated by reference to Exhibit 10.1 to Vyteris Holdings (Nevada), Inc.'s Current Report on Form 8-K filed April 26, 2005.

16.1 Letter from Madsen & Associates, CPA's, Inc. dated November 5, 2004 is incorporated by reference to Exhibit 16.1 to Treasure Mountain Holdings' Current Report on Form 8-K filed November 5, 2004.

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