Form 10QSB
period 2005-03-31
Vyteris Holdings (Nevada), Inc.
filed 2005-05-16
CIK 1139950

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

               --------------------------------------------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Commission File Number 000-32741

                         VYTERIS HOLDINGS (NEVADA), INC.
                   (formerly Treasure Mountain Holdings, Inc.)
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

                                 YES |X| NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               CLASS                               OUTSTANDING AT MAY 11, 2005
------------------------------------            -------------------------------
 Common stock, par value $.001 share                        19,293,858

================================================================================
Transitional Small Business Disclosure Format (Check one): __Yes  X  No

================================================================================

                         VYTERIS HOLDINGS (NEVADA), INC.

                                   FORM 10-QSB

                                      INDEX

                                                                        PAGE NO.
PART I     FINANCIAL INFORMATION

 Item 1.   Financial Statements:

           Condensed Consolidated Balance Sheets as of March 31, 2005
             (Unaudited) and December 31, 2004..............................   3

           Unaudited Condensed Consolidated Statements of Operations for
             the Three Months ended March 31, 2005 and 2004.................   4

           Unaudited Condensed Consolidated Statements of Cash Flows for
             the Three Months ended March 31, 2005 and 2004.................   5

           Notes to Unaudited Condensed Consolidated Financial Statements...   7

 Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................  21

 Item 3.   Controls and Procedures..........................................  42

PART II    OTHER INFORMATION

 Item 1.   Legal Proceedings................................................  43

 Item 6.   Exhibits.........................................................  44

Signature  .................................................................  44


        Vyteris, Inc.(R) is our trademark. LidoSite(R) is a registered trademark which we use under license from B. Braun Medical, Inc., or B. Braun, the trademark's owner. All other trademarks, servicemarks or tradenames referred to in this Quarterly Report on Form 10-QSB are the property of their respective owners.


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                             VYTERIS HOLDINGS (NEVADA), INC.
                                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            MARCH 31,     DECEMBER 31,
                                                                                              2005            2004
                                                                                         -------------    ------------
ASSETS                                                                                    (Unaudited)
Current assets:
    Cash and cash equivalents........................................................    $   1,669,180   $   6,438,737
    Accounts receivable..............................................................          550,395          71,792
    Inventory, net...................................................................        1,169,574              --
    Prepaid expenses and other current assets........................................          505,505         712,920
    Deferred financing costs.........................................................          637,500         956,250
                                                                                         -------------    ------------
      Total current assets...........................................................        4,532,154       8,179,699

Restricted cash......................................................................          425,000              --
Property and equipment, net..........................................................        3,513,607       3,015,448
Other assets.........................................................................           75,000          75,000
                                                                                         -------------    ------------
TOTAL ASSETS.........................................................................    $   8,545,761    $ 11,270,147
                                                                                         =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable.................................................................    $   1,590,098   $     953,459
    Accrued expenses and other liabilities...........................................        1,805,573       1,011,833
                                                                                         -------------    ------------
      Total current liabilities......................................................        3,395,671       1,965,292

Deferred revenue, less current portion...............................................          449,317         363,182
Capital lease obligation, less current portion.......................................            6,835          10,939

Vyteris Holdings preferred stock, 50,000,000 shares
      authorized, on March 31, 2005 and December 31,
      2004, respectively:
    Vyteris Holdings Series B convertible, mandatorily redeemable preferred stock;
      7,500,000 shares outstanding on March 31, 2005 and December 31, 2004;
      liquidation preference $7,800,000 and $7,650,000 at March 31, 2005 and
      December 31, 2004, respectively................................................        7,800,000       7,650,000

Stockholders' equity (deficit):
Common stock, par value $.001 per share; 100,000,000 shares authorized,
    19,293,858 shares outstanding at March 31, 2005 and December 31, 2004............           19,294          19,294
Additional paid-in capital...........................................................       57,271,242      57,435,387
Deferred compensation ...............................................................          (96,302)       (131,546)
Accumulated deficit..................................................................       (4,257,895)             --
Deficit accumulated in development stage.............................................      (56,042,401)    (56,042,401)
                                                                                         -------------    ------------
Total stockholders' equity (deficit).................................................       (3,106,062)      1,280,734
                                                                                         -------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT).................................    $   8,545,761    $ 11,270,147
                                                                                         =============    ============


            The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                           3


                             VYTERIS HOLDINGS (NEVADA), INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                         ------------------------------
                                                             2005              2004
                                                         ------------      ------------
Product sales.......................................     $    284,499      $         --
Feasibility studies and other revenue...............          233,653                --
                                                         ------------      ------------
  Total revenues....................................          518,152                --

Cost and expenses:
   Cost of sales....................................          584,050                --
   Research and development.........................        1,445,237         2,392,125
   General and administrative.......................        1,529,440           773,367
   Registration rights penalty......................          767,667                --
                                                         ------------      ------------
    Total cost and expenses.........................        4,326,394         3,165,492

Interest income.....................................          (19,818)           (1,096)
Interest expense to related parties.................          468,911           600,234
Interest expense....................................              560             1,252
                                                         ------------      ------------
   Net loss.........................................     $ (4,257,895)     $ (3,765,882)
                                                         ============      ============

Net loss per common share:
      Basic and diluted.............................     $      (0.22)     $      (4.35)

Weighted average number of common shares:
      Basic and diluted.............................       19,293,858           865,330


The accompanying notes are an integral part of these condensed consolidated financial statements.


                                            4


                                        VYTERIS HOLDINGS (NEVADA), INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                 ----------------------------
                                                                                     2005            2004
                                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $ (4,257,895)   $ (3,765,882)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization...............................................        113,549          80,687
  Amortization of deferred compensation.......................................         49,873          16,700
  Amortization of financing costs.............................................        318,750              --
  Accrued liquidated damages to investors.....................................        767,667              --
Change in operating assets and liabilities:
  Accounts receivable.........................................................       (478,603)             --
  Inventory...................................................................     (1,169,574)             --
  Prepaid expenses and other current assets...................................        207,415         (43,674)
  Accounts payable............................................................        636,639           1,933
  Accrued expenses and other liabilities......................................        114,374         172,453
  Interest payable to related parties.........................................        150,000         600,234
                                                                                 ------------    ------------
Net cash used in operating activities.........................................     (3,547,805)     (2,937,549)
                                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Restricted cash.............................................................       (425,000)             --
  Purchase of equipment.......................................................       (611,708)         (1,353)
                                                                                 ------------    ------------
Net cash used in investing activities.........................................     (1,036,708)         (1,353)
                                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net disbursements from issuance of common stock.............................             --        (378,265)
  Disbursements related to private placement of common stock and warrants.....       (178,774)             --
  Proceeds from issuance of convertible promissory notes to related parties...             --       2,035,000
  Proceeds from issuance of promissory note to related party..................             --       1,000,000
  Repayment of capital lease obligations and other............................         (6,270)         (7,252)
                                                                                 ------------    ------------
Net cash (used in) provided by financing activities...........................       (185,044)      2,649,483
                                                                                 ------------    ------------

  Net (decrease) increase in cash and cash equivalents........................     (4,769,557)       (289,419)
  Cash and cash equivalents at beginning of the period........................      6,438,737       2,286,167
                                                                                 ------------    ------------
  Cash and cash equivalents at end of the period..............................   $  1,669,180    $  1,996,748
                                                                                 ============    ============


       The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                       5


                                VYTERIS HOLDINGS (NEVADA), INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -(UNAUDITED)
                                          (CONTINUED)


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                           ----------------------------------
                                                                 2005               2004
                                                           ----------------   ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                           ================   ===============
Cancellation of warrants.................................  $             --   $      (566,220)
                                                           ================   ===============
Issuance of warrants in connection with issuance of
   convertible secured promissory notes payable...........               --           444,504
                                                           ================   ===============
Issuance of warrants to placement agent...................               --            54,945
                                                           ================   ===============
Interest paid............................................. $            560   $         1,203
                                                           ================   ===============
Recapitalization transaction:
    Exchanged:
       Interest payable to related parties................ $             --   $    (2,615,368)
       Convertible secured promissory notes payable to
         related parties...................................              --       (20,350,000)
       Warrants which were issued with convertible,
         secured promissory notes payable to related
         parties...........................................              --          (566,220)
       Secured promissory notes payable to related
         parties...........................................              --        (2,900,000)
       Convertible redeemable preferred stock..............              --        (2,917,640)
    For:
       Due to Spencer Trask Specialty Group, LLC...........              --                10
       Proceeds from issuance of convertible redeemable
         preferred stock...................................              --         7,500,000
       Common stock........................................              --             2,300
       Paid in capital.....................................              --        21,846,918
                                                           ----------------   ---------------
                                                           $             --   $            --
                                                           ================   ===============


The accompanying notes are an integral part of these condensed consolidated financial statements.


                                               6

                         VYTERIS HOLDINGS (NEVADA), INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     MERGER

     Vyteris Holdings (Nevada), Inc. (formerly Treasure Mountain Holdings, Inc.) was organized in Utah as Treasure Mountain Mining Company in 1954 to engage in the business of mining, milling, processing and marketing various minerals, primarily tungsten. The corporation engaged in the mining business for a period of time after inception and acquired various mineral leases, but became relatively inactive for several years until approximately 1997. In 1997, the corporation's name was changed to Treasure Mountain Holdings, Inc., it was re-domiciled as a Nevada corporation and the Utah corporation was subsequently dissolved. In May 2005 the corporation's name was changed to Vyteris Holdings (Nevada), Inc. ("Vyteris Holdings").

     On September 29, 2004, Vyteris Holdings completed a business combination in which Vyteris, Inc. ("Vyteris"), a Delaware corporation, merged with a wholly-owned subsidiary of Vyteris Holdings (the "Merger"). As a result of the Merger, Vyteris became Vyteris Holdings' wholly-owned subsidiary and the former stockholders of Vyteris became stockholders of Vyteris Holdings. At the time of that business combination, Vyteris Holdings had no active business. As a result, Vyteris Holdings' principal business after that business combination became the business in which Vyteris has been engaged since its formation in November 10, 2000. The terms "Treasure Mountain," "Vyteris Holdings" and the "Company" refer to each of Vyteris Holdings (Nevada), Inc., Vyteris, Inc. and the combined company.

     After the Merger, the former stockholders of Vyteris owned 98.2% of the outstanding common stock and rights to receive common stock of Vyteris Holdings. The former directors of Vyteris Holdings resigned immediately prior to the Merger and the directors of Vyteris immediately prior to the Merger became the sole directors of Vyteris Holdings. Similarly, the former officers of Vyteris Holdings resigned immediately prior to the Merger and the executive officers of Vyteris immediately prior to the Merger became the sole officers of Vyteris Holdings.

     The accompanying condensed consolidated balance sheet as of March 31, 2005 and the condensed consolidated statements of operations for the period ended March 31, 2005, consolidate the historical financial statements of Vyteris Holdings with Vyteris after giving effect to the Merger where Vyteris is the accounting acquiror by recording the transaction as the issuance of Vyteris stock for the net monetary assets of Vyteris Holdings, accompanied by a recapitalization with no goodwill or other intangibles recorded. As a result of the Merger, although Vyteris Holdings is the parent company, the information included in these financial statements relate to Vyteris as it is the accounting acquiror.

     The Board of Directors and stockholders authorized a one for ten reverse stock split effective May 2, 2005. All share information with respect to the Company's common stock, options, and warrants have been adjusted to give retroactive effect to the reverse stock split for all periods presented.

     The Vyteris/Vyteris Holdings Merger Agreement (the "Merger Agreement") provided for the following:

     o Each outstanding share of Vyteris common stock was automatically converted into the right to receive 0.419 shares of the Company's common stock. Immediately prior to the consummation of the Merger, there were 45,233,047 shares of Vyteris common stock outstanding. Accordingly, the shares of Vyteris common stock outstanding immediately prior to the consummation of the Merger have been converted into 18,952,647 shares of the Company's common stock.

                         VYTERIS HOLDINGS (NEVADA), INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     o Each outstanding share of Vyteris Series C convertible redeemable preferred stock was automatically converted into the right to receive one share of the Company's Series B convertible redeemable preferred stock. Each share of the Company's Series B convertible redeemable preferred stock is convertible into a number of shares of the Company's common stock equal to (i) 0.419 multiplied by (ii) the number of shares of Vyteris common stock into which one share of Vyteris, Inc. Series C convertible redeemable preferred stock was convertible prior to the consummation of the Merger. The Company's Series B convertible redeemable preferred stock is convertible into
          0.10475 shares of the Company's common stock if converted at any time within 18 months of March 31, 2004, 0.13827 shares of the Company's common stock if converted at any time within the 18 months thereafter and 0.28073 shares of the Company's common stock if converted at any time thereafter. Immediately prior to the consummation of the Merger, there were 7,500,000 shares of Vyteris Series C convertible redeemable preferred stock outstanding. Accordingly, the shares of Vyteris Series C convertible redeemable preferred stock outstanding immediately prior to the consummation of the Merger have been converted into 7,500,000 shares of the Company's Series B convertible redeemable preferred stock, which shares are currently convertible into the right to receive a total of 785,625 shares of the Company's common stock.

     o Each outstanding option and warrant to purchase one or more shares of Vyteris common stock -- which the Company refers to as an existing option or an existing warrant - was automatically converted into an option or warrant to purchase shares of the Company's common stock -- which the Company refers to as a new option or a new warrant. The number of shares of the Company's common stock covered by each new option or new warrant equals the number of shares of Vyteris common stock covered by the corresponding existing option or existing warrant multiplied by 0.419. The exercise price of each new option or new warrant equals the exercise price of the corresponding existing option or existing warrant divided by 0.419. Immediately prior to the consummation of the Merger, there were existing options outstanding covering 3,766,911 shares of Vyteris common stock and there were existing warrants outstanding covering 12,168,965 shares of Vyteris common stock. Accordingly, upon consummation of the Merger, the existing options were converted into new options to purchase a total of 1,578,336 shares of the Company's common stock and the existing warrants were converted into new warrants to purchase a total of 5,098,796 shares of the Company's common stock.

     By virtue of the Merger, warrants covering an additional 150,000 shares of the Company's common stock were granted to two former executive officers and directors of the Company.

     ORGANIZATION

     Vyteris, formerly Drug Delivery Technologies, Inc., was incorporated on July 19, 2000 in the State of Delaware. Vyteris had no operating activity prior to November 10, 2000. The Company was a "development stage enterprise" (as defined in Statement of Financial Accounting Standards ("SFAS") No. 7) until January 1, 2005. The Company has developed and produced the first electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to administer certain therapeutics either directly to the skin or into the bloodstream. The Company holds over 60 U.S. patents relating to the delivery of drugs across the skin using a mild electric current. The Company operates in one business segment.

     Effective November 10, 2000, Vyteris, Becton Dickinson and Co. ("Becton Dickinson") and Spencer Trask Specialty Group, LLC ("Spencer Trask") entered into a stockholders' agreement (the "Stockholders' Agreement"), in conjunction with a transaction agreement (the "Transaction Agreement") also effective on November 10, 2000, whereby Becton Dickinson agreed to transfer to Vyteris certain assets in exchange for common and preferred stock and Spencer Trask agreed to contribute $9.0 million in cash in exchange for common and preferred stock. Becton

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)


Dickinson received 10% of the voting stock of the Company which was valued at $1.0 million. The entire $1.0 million was allocated to manufacturing equipment. The manufacturing equipment was carried at a net book value of greater than $1.0 million by Becton Dickinson on November 10, 2000.

     BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, at its current and planned rate of spending, the Company's cash and cash equivalents and the proceeds expected to be provided by the Working Capital Facility described in Note 7 are not sufficient to allow it to continue operations beyond July 31, 2005. No assurance can be given that the Company will be successful in arranging the additional planned financing needed to continue the execution of its business plan, which includes the development of new products. Failure to obtain such financing may require management to substantially curtail operations, which may result in a material adverse effect on the financial position or results of operations of the Company. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue in business as a going concern.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2004. The condensed consolidated balance sheet as of December 31, 2004 has been derived from these audited consolidated financial statements. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

     Intercompany balances and transactions have been eliminated in consolidation.

2.   SIGNIFICANT ACCOUNTING POLICIES

     CASH EQUIVALENTS

     The Company considers all highly liquid instruments with maturities of three months or less at the date of purchase to be cash equivalents.

     RESTRICTED CASH

     Restricted cash that guarantees issued letters of credit that mature or expire in more than one year are reported as long-term other assets in the condensed consolidated balance sheet. Long-term restricted cash at March 31, 2005 was $0.4 million.

     INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)


     PROPERTY AND EQUIPMENT, NET

     Property and equipment, net is stated at cost, except for certain equipment acquired in connection with the Transaction Agreement, which is recorded at the fair value of the equipment on the date of acquisition. Depreciation and amortization of property and equipment is provided on a straight-line basis over the asset's estimated useful life or related lease term as follows:

     Leasehold improvements....................................   2 - 10 years
     Furniture, machinery and equipment........................       5  years
     Computer software and hardware............................       3  years

     Equipment held under capital leases is recorded at the present value of the minimum lease payments at the inception of the lease and is amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the equipment. Amortization of equipment held under capital leases is included in cost and expenses in the accompanying condensed consolidated statements of operations. Leasehold improvements are amortized over the estimated useful life or over the term of the lease, whichever is shorter. Replacements, maintenance and repairs that do not improve or extend the life of the respective asset are expensed as incurred.

     REVENUE

     PRODUCT REVENUE. The Company recognizes product revenue, net of allowances for anticipated returns, provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments.

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

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)


     STOCK-BASED COMPENSATION

     As permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations for its employee stock-based compensation. Under APB No. 25, no compensation expense is recognized at the time of option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair value of the underlying common stock on the date of grant and the number of shares to be issued pursuant to the exercise of such option are known and fixed at the date of grant. The Board of Directors determines the fair value of common stock.

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

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                          ----------------------------
                                                               2005           2004
                                                          -------------  -------------
     Net loss, as reported.............................   $  (4,257,895) $  (3,765,882)
     Add: stock-based employee compensation expense
       included in reported net loss...................          49,873         16,700
     Deduct: stock-based employee compensation expense
       determined under fair value based method for
       all awards......................................         (78,462)       (39,713)
                                                          -------------  -------------
     Pro forma net loss................................   $  (4,286,484) $  (3,788,895)
                                                          =============  =============

     Net loss per common share, as reported:
       Basic and diluted...............................   $       (0.22) $       (4.35)
       Basic and diluted, pro forma....................   $       (0.22) $       (4.38)
     Weighted average number of common shares:
       Basic and diluted...............................      19,293,858        865,330

     For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the option vesting periods. The fair value of each option granted prior to the Merger was estimated using a minimum value option-pricing model and subsequent to the Merger using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                     MARCH  31,
                                                             2005      2004
                                                          ---------- ---------
     Expected holding period (years)...................         -         6.0
     Risk-free interest rate ..........................         -        3.14%
     Dividend yield....................................         -           0%
     Fair value of options granted.....................         -    $   0.62

     The Company did not grant stock options in the three months ended March 31, 2005.

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)


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

     USE OF ESTIMATES

     The Company's condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the revenues and expenses reported during the period. These estimates and assumptions are based on management's judgment and available information and, consequently, actual results could differ from these estimates.

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

     LONG-LIVED ASSETS

     The Company reviews long-lived assets, including fixed assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. There were no impairment indicators during the period ended March 31, 2005.

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)


     FINANCIAL INSTRUMENTS

     Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities reported in the condensed consolidated balance sheets equal or approximate their fair value due to their short term to maturity.

     SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, specifies that instruments within its scope embody obligations of the issuer and that the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a "freestanding financial instrument" as a financial instrument that (1) is entered into separately and apart from any of the entity's other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. Accordingly, the Company has classified the Vyteris Holdings Series B convertible redeemable preferred stock as liabilities in the accompanying condensed consolidated balance sheets.

     RISK AND UNCERTAINTIES

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company deposits its cash and cash equivalents with major financial institutions. At March 31, 2005, the Company had a cash balance in a financial institution that exceeded federal deposit insurance limits. Management believes that credit risk related to this deposit is minimal. The Company extends credit without collateral to companies that contract with it under contract research arrangements.

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

     RECENTLY ISSUED ACCOUNTING STANDARDS

     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123 (revised 2004), Share-Based Payment, an Amendment of Financial Accounting Standards Board (the "FASB") Statements No. 123 and 95, fair value method will have a significant impact on the Company's result of operations, although it will have no impact on its overall financial

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)


position. The impact of adoption of Statement No. 123 (revised 2004) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement No. 123 (revised 2004) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income and earnings per share to its condensed consolidated financial statements. Statement No. 123 (revised 2004) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options. The Company must adopt Statement No. 123 (revised 2004) as of the beginning of the first interim period after December 15, 2005.


3.   INVENTORIES, NET

     Inventories consist of the following:

                                                            MARCH 31,      DECEMBER 31,
                                                              2005             2004
                                                          -------------    ------------
                                                          (Unaudited)
     Raw materials.....................................   $     530,147    $         --
     Work in process...................................         639,427              --
     Finished goods....................................              --              --
                                                          -------------    ------------
                                                          $   1,169,574    $         --
                                                          =============    ============

     Inventories are stated at the lower of cost (first-in, first-out method) or market. During the three-month period ended March 31, 2005, the Company recorded in cost of sales a $0.4 million lower of cost or market adjustment in the condensed consolidated statement of operations.

     In January 2005, the Company received approval from the United States Food and Drug Administration ("FDA") for its manufacturing facility and processes for LidoSite. All costs incurred in preparing for its commercial launch that must be approved by the FDA before commercial sales could commence, were expensed as incurred including raw materials costs, manufacturing labor and allocation of overhead. Subsequent to the FDA's approval in January 2005, all such costs were capitalized as inventory.

     The Company must increase its production capabilities significantly beyond its present manufacturing capacity in order to manufacture its LidoSite product cost-effectively. The Company is in the process of executing a manufacturing capacity expansion plan through the leasing of additional manufacturing space and the acquisition of a second manufacturing line that is expected to operate at four to five times the capacity of its current equipment. The Company will experience negative gross margins until it has completed its manufacturing capacity expansion plan.

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)


4.   PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

                                                            MARCH 31,     DECEMBER 31,
                                                              2005            2004
                                                          ------------    ------------
                                                          (Unaudited)
     Manufacturing and laboratory equipment............   $  1,561,835    $  1,557,083
     Furniture and fixtures............................         96,306          96,306
     Office equipment..................................        157,511         150,081
     Leasehold improvements............................        122,193         122,193
     Software..........................................        102,542         102,542
                                                          ------------    ------------
                                                             2,040,387       2,028,205
     Less: Accumulated depreciation and amortization...     (1,159,296)     (1,045,747)
                                                          ------------    ------------
                                                               881,091         982,458

     In-process equipment..............................      1,821,729       1,763,921
     Construction in progress..........................        810,787         269,069
                                                          ------------    ------------
                                                          $  3,513,607    $  3,015,448
                                                          ============    ============

     Depreciation and amortization expense, included in cost and expenses in the accompanying condensed consolidated statements of operations, was approximately $113,500 and $80,700 for the three months ended March 31, 2005 and 2004, respectively.

     At March 31, 2005 and December 31, 2004, equipment held under capital lease included manufacturing and laboratory equipment and software of approximately $81,000. At March 31, 2005 and December 31, 2004, in-process equipment included advances of approximately $1.6 million for a continuous motion patch machine that is being custom manufactured for the Company. Additionally, March 31, 2005 and December 31, 2004, in-process equipment included advances of approximately $0.1 million for patch controller manufacturing equipment that is being custom manufactured for the Company.

     Total open purchase commitments related to property and equipment were as follows at March 31, 2005:

                                                             MARCH 31,
                                                               2005
                                                          -------------
       Continuous motion patch machine.................    $   173,400
       Laboratory equipment and other..................         54,110
                                                           -----------
                                                           $   227,510
                                                           ===========

5.   ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

                                                                    MARCH 31,    DECEMBER 31,
                                                                      2005           2004
                                                                  ------------   ------------
     Compensation and benefits.................................   $    189,920   $    373,260
     Accrued liquidated damages to investors...................        767,667             --
     Accrued development billings in excess of amounts earned..        306,405             --
     Accrued accounting fees...................................        139,501        265,000
     Deferred license fee revenue, current portion.............         75,455         75,455
     Due to a related party....................................         71,587         71,587
     Current portion of capital lease obligation...............         18,042         18,609
     Other.....................................................        236,996        207,922
                                                                  ------------   ------------
                                                                  $  1,805,573   $  1,011,833
                                                                  ============   ============

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)


     The Company filed a registration statement with the SEC relating to the resale of shares of its common stock. Since that registration statement was not declared effective by the SEC by February 25, 2005, the Company is obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continues, an amount equal to 2% of such purchase price, until the Company has cured the delay, with an overall cap on such registration rights penalty, or liquidated damages, of 10% of the aggregate purchase price paid by such stockholders for such shares. As of March 31, 2005, the Company was obligated to pay a liquidated damages, of $0.8 million, which payment would materially adversely affect the Company's financial condition. The registration statement was declared effective on the May 12, 2005 resulting in an obligation to pay liquidated damages of approximately $1.4 million.

6.   RECAPITALIZATION TRANSACTION

     On March 31, 2004 Spencer Trask and a related party consummated a transaction with the Company wherein the Company issued to Spencer Trask and such related party a total, after giving effect to the Merger, of 9.6 million shares of common stock, 7.5 million shares of Vyteris Holdings Series B convertible redeemable preferred stock, and other nominal consideration in exchange for $20.3 million principal amount of convertible, secured promissory notes payable to related parties and $2.9 million of secured promissory notes payable to related parties (collectively, the "Spencer Trask Notes"), $2.6 million of accrued and unpaid interest on the Spencer Trask Notes, 3.0 million shares of Vyteris. Inc. Series B convertible redeemable preferred stock and the cancellation of warrants to purchase 2,035,000 shares of Vyteris, Inc. common stock with a paid-in capital value of $0.6 million, (the "Recapitalization Transaction").

     Each holder of Vyteris Holding's Series B convertible redeemable preferred stock is entitled to receive dividends when, and if declared by the Board of Directors as long as any shares of the Vyteris, Inc. Series A preferred stock remained outstanding. Effective upon cancellation of all outstanding shares of the Vyteris, Inc. Series A convertible redeemable preferred stock on September 29, 2004, the holders of the Vyteris Holding's Series B convertible redeemable preferred stock are entitled to receive, ratably, an annual cash dividend of 8% of the then applicable redemption price, as defined, out of funds legally available, payable quarterly. Subject to the prior rights of the Vyteris, Inc. Series A convertible redeemable preferred stock, the dividends on the Vyteris Holding's Series B convertible redeemable preferred stock were cumulative, whether or not earned or declared and were to be paid quarterly in arrears. In the event of liquidation, holders of Vyteris Holding's Series B convertible redeemable preferred stock are entitled to receive a liquidation preference of $1.00 per share (adjusted for stock splits or combinations of such stock, recapitalizations, or other similar transactions that have the effect of increasing or decreasing the number of shares represented by each outstanding share of such stock), plus an amount equal to all declared but unpaid dividends on the Vyteris Holding's Series B convertible redeemable preferred stock.

     The Company accrued dividends of $0.15 million in the first quarter of 2005 on the Vyteris Holdings Series B convertible redeemable preferred stock by recognizing $0.15 million of interest expense to related parties and increasing the redemption value of the Series B convertible redeemable preferred stock by $0.15 million.

     With respect to the distribution of assets, Vyteris Holdings Series B convertible redeemable preferred stock ranks senior to the Company's common stock. Each share of Vyteris Holdings Series B convertible redeemable preferred stock is convertible at any time, at the option of the holder, into common stock at a price per share if converted within 18 months from March 31, 2004, of $9.50; if converted within the next 18 months, $7.20; or if converted any

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)


time thereafter, $3.60. The holders of Vyteris Holdings Series B convertible redeemable preferred stock (and the holders of any other series of preferred stock with similar voting rights as the Vyteris Holdings Series B convertible redeemable preferred stock) vote together with the holders of shares of common stock as a single class in all matters to be voted on by shareholders of the Company, except that the vote or consent of the holders of a majority of the shares of Vyteris Holdings Series B convertible redeemable preferred stock is necessary to authorize or issue an equity security having any preference over or being on a parity with the Vyteris Holdings Series B convertible redeemable preferred stock with respect to dividend or liquidation preference; increase the number of authorized shares of Vyteris Holdings Series B convertible redeemable preferred stock; or amend, alter or repeal any provision of the Company's Certificate of Incorporation, Certificate of Designations or By-laws, if such action would alter, in any material respect, the rights of the Vyteris Holdings Series B convertible redeemable preferred stock. Mandatory redemption commences on March 1 2006, the first anniversary date of the first commercial sale of LidoSite, and continuing for one year thereafter, the Company is required to redeem (on a quarterly basis) an amount of Vyteris Holdings Series B convertible redeemable preferred stock equal to 5% of the gross profits derived from the sale of LidoSite. During the following years, the Company is required to redeem (on a quarterly basis) an amount of Vyteris Holdings Series B convertible redeemable preferred stock equal to 10% of the gross profits derived from the sale of LidoSite.

     In accordance with EITF Issue No. 00-27, Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments, EITF No. 00-27, the Company utilized the most favorable conversion price that would be in effect at the conversion date to determine if there would be a beneficial conversion feature in connection with the Vyteris Holdings Series B convertible redeemable preferred stock. The Vyteris Holdings Series B convertible redeemable preferred stock did not have a beneficial conversion feature at the commitment date since even though the conversion has three different conversion prices depending upon how long the shares were held, the most favorable conversion price was $3.60 per share, which was still in excess of the fair value of a common share at the date of the issuance of the Vyteris Holdings Series B convertible redeemable preferred stock of $2.20. If there had been any intrinsic value at the commitment date, it would not be recognized until and unless the triggering event occurred.

     Since these transactions were between the Company and its majority shareholder, the transactions were treated as capital transactions and no gain or loss has been reflected in the accompanying condensed consolidated financial statements.

7.   WORKING CAPITAL FACILITY

     In September 2004, Spencer Trask agreed to provide the Company (or, at its option, cause a related party to provide the Company) with up to $5.0 million in working capital loans in the form of 11.5% secured demand promissory notes (the "Working Capital Facility"). The amount available to be borrowed by the Company is the sum of all accounts receivable less than 60 days past due and the cost of inventory owned by the Company, inclusive of raw materials, work-in-process and finished goods, as calculated in accordance with generally accepted accounting principles. Pursuant to the current terms of the Working Capital Facility, amounts drawn under the facility must be repaid on or before November 15, 2005. As consideration for the commitment of the Working Capital Facility, the Company issued a total of 419,000 shares of common stock to Spencer Trask and recorded the fair value of these shares as deferred financing costs of $1.3 million. Each time funds are loaned to the Company under the Working Capital Facility, the Company shall issue to the lender a common stock purchase warrant to purchase such number of shares equal to the quotient obtained by dividing (i) 40% of the amount loaned by (ii) 3.58. The warrants are exercisable for five years from the date of issuance and have an initial exercise price of $3.58 per share. The Working Capital Facility, when used, will be secured by a first priority lien on all of the Company's assets. Management estimates that it will borrow funds under this Working Capital Facility in the second quarter of 2005. As of March 31, 2005 no amounts have been loaned to the Company under the Working Capital Facility.

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)


8.   RELATED PARTY TRANSACTIONS

     In addition to the Transaction Agreement described in Notes 1, the Recapitalization Transaction described in Note 6 and the Working Capital Facility described in Note 7, the Company had the following related party transactions:

          o At March 31, 2005 and December 31, 2004, approximately $61,000 is included accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets for amounts owed to Spencer Trask and Spencer Trask Ventures, Inc. for certain expenses paid on behalf of the Company.

          o During December 2001, $10,000 of Spencer Trask's funds were deposited in the Company's bank account in error by the Company's bank. Therefore, At March 31, 2005 and December 31, 2004, $10,000 is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

          o At March 31, 2005 and December 31, 2004, approximately $30,000 is included in accounts payable in the accompanying condensed consolidated balance sheets for amounts owed to a related party for operating facility expenses.

          o During each of the three months ended March 31, 2005 and 2004, the Company made minimum lease payments of approximately $0.1 under a non-cancelable operating sublease with Becton Dickinson for office and facility space.

     The Company is required to pay Becton Dickinson a royalty in respect of sales of each iontophoresis product stemming from intellectual property received by the Company from Becton Dickinson as part of the formation of the Company. For each such product, on a country-by-country basis, that obligation continues for the later of 10 years after the date of the first commercial sale of such product in a country and the date of the original expiration of the last-to-expire patent related to such product granted in such country. The royalty, which is to be calculated semiannually, will be equal to the greater of 5% of all direct revenues, as defined below, or 20% of all royalty revenues, with respect to the worldwide sales on a product-by-product basis. No royalties will be earned by Becton Dickinson prior to November 10, 2005. "Direct revenues" are the gross revenues actually received by the Company from the commercial sale of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges or certain other expenses. "Royalty revenues" are the gross revenues actually received by the Company from any licensing or other fees directly relating to the licensing of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges and certain other expenses.

9.   COMMITMENTS AND CONTINGENCIES

     LEGAL

     In February 2005, the Company received correspondence from Dr. George Nascaris, who the Company believes to be the principal of Greystone Healthcare Group, Inc., and Dr. Nascaris' counsel, threatening to bring a lawsuit or mediation proceeding against the Company in connection with a dispute over fees which Greystone alleges should have been paid pursuant to an agreement between the Company and Greystone with respect to an alternative financing transaction which neither Vyteris nor Vyteris Holdings has consummated, nor is currently pursuing. The Company believes that Greystone's claims are without merit and that, if such a suit or proceeding is actually commenced, Vyteris Holdings and Vyteris will have substantial defenses and counterclaims against Greystone. The Company and Greystone have expressed their respective positions in several subsequent letters. If such a suit or proceeding is actually commenced against either Vyteris Holdings or Vyteris, Vyteris Holdings and Vyteris intend

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)


to defend it vigorously. The Company does not believe that an adverse outcome of this matter will be material to the Company's consolidated financial position, results of operations or cash flows.

     The Company is involved in pending opposition proceedings involving its patents. The ultimate outcome cannot be predicted at this time. Management does not believe that the pending opposition proceedings will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

10.  LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share after giving effect to the Merger.

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                      ---------
                                                                2005            2004
                                                           -------------   -------------
     Numerator:
        Net loss.......................................    $  (4,257,895)  $  (3,765,882)
     Denominator:
        Weighted average shares........................       19,293,858         865,330
                                                           -------------   -------------
     Basic and diluted net loss per share..............    $       (0.22)  $       (4.35)
                                                           =============   =============

     The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period.

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                      ---------
                                                                2005            2004
                                                           -------------   -------------
     Convertible preferred stock.......................          785,625         820,542
     Convertible debt..................................                -       1,533,540
     Warrants..........................................        5,210,000         703,082
     Options...........................................          710,900         190,628
     B. Braun purchase right...........................           38,797          38,797
                                                           -------------   -------------
        Total..........................................        6,745,322       3,286,589
                                                           =============   =============

     In June 2004 the Company entered into a two-year employment contract with its chief executive officer. The contract calls for the issuance of options to purchase a total of 178,075 shares of the Company's common stock at a price of $1.90 per share upon execution of the contract. Such options were issued in September 2004. The contract also calls for the issuance of 833,308 shares of common stock upon the closing of a financing or series of financings (including the September Private Placement and the offering of the December Notes and the related warrants) aggregating up to $27 million, such that the chief executive officer's total potential ownership of the Company is equal to 4% of the shares outstanding after such financing or series of financing.

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)


11.  SUBSEQUENT EVENTS

     On May 2, 2005, the Company amended its Articles of Incorporation to change its name from Treasure Mountain Holdings, Inc. to Vyteris Holdings (Nevada), Inc. The Company also filed amendments to its Articles of Incorporation which, among other things, increased the number of shares of common stock that the Company is authorized to issue to 100,000,000 shares, authorized the issuance of 7,500,000 shares of Series B Preferred Stock, authorized the issuance of an additional 42,750,000 shares of preferred stock which may be issued, from time to time, pursuant to terms established by the Company's Board of Directors and authorized a one for ten reverse stock split effective May 2, 2005. All share information with respect to the Company's common stock, options, and warrants have been adjusted to give retroactive effect to the reverse stock split for all periods presented.

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

MERGER

     On September 29, 2004, Vyteris Holdings (Nevada), Inc., or Vyteris Holdings, formerly known as Treasure Mountain Holdings, Inc., completed a business combination in which Vyteris, Inc. merged with a wholly-owned subsidiary of Vyteris Holdings. As a result of the Merger, Vyteris, Inc. became Vyteris Holdings' wholly-owned subsidiary and the former stockholders of Vyteris, Inc. became stockholders of Vyteris Holdings. At the time of that business combination, Vyteris Holdings had no active business. As a result, Vyteris Holdings' principal business after that business combination became the business in which Vyteris, Inc. has been engaged since its inception in November 10, 2000. The terms "Company," "Vyteris Holdings," "Treasure Mountain," "us," "we" or "our" refer to each of Vyteris Holdings (Nevada), Inc. and the combined company.

     After the Merger, the former stockholders of Vyteris, Inc. owned 98.2% of the outstanding common equity of Vyteris Holdings. The former directors of Vyteris Holdings resigned immediately prior to the Merger and the directors of Vyteris, Inc. immediately prior to the Merger became the sole directors of Vyteris Holdings. Similarly, the former officers of Vyteris Holdings resigned immediately prior to the Merger and the executive officers of Vyteris, Inc. immediately prior to the Merger became the sole officers of Vyteris Holdings.

     The condensed consolidated balance sheet as of March 31, 2005 and December 31, 2004 and the condensed consolidated statements of operations for the periods ended March 31, 2005 and 2004 consolidate the historical financial statements of Vyteris Holdings with Vyteris, Inc. after giving effect to the Merger, with Vyteris, Inc. as the accounting acquiror, by recording the transaction as the issuance of Vyteris, Inc. stock for the net monetary assets of Vyteris Holdings, accompanied by a recapitalization with no goodwill or other intangibles recorded. Vyteris Holdings had been engaged in the development and operations of mining properties until 1957, when the operations were abandoned and Vyteris Holdings became inactive. Vyteris Holdings was a "development stage enterprise" until January 1, 2005.

OVERVIEW

     On March 31, 2005 our cash position was $1.7 million. In addition, Spencer Trask Specialty Group, LLC, or STSG, has agreed to provide us with up to $5.0 million in a Working Capital Facility. The borrowing base for the Working Capital Facility is the lesser of $5.0 million or the sum of qualifying accounts receivable and inventory balances. At March 31, 2005, the borrowing base was $1.7 million. We expect to draw up to our borrowing base during the second quarter of 2005. We expect that our cash position of $1.7 million, together with the funds to be made available to us under the Working Capital Facility, will be sufficient to finance our operations at least through July 2005. We need to raise additional funds, however, in order to fund operating contingencies, to develop new applications of our technologies, to respond to competitive pressures and/or to acquire or invest in complementary businesses, technologies or services. Additional funding may not be available on favorable terms or at all.

     We have developed and produced an electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to administer certain therapeutics either directly to the skin or into the bloodstream.

     Our current business model is to exploit our proprietary technology through the development and commercial introduction of pharmaceutical products. We do not have sufficient capital or the sales and distribution capabilities to perform on our own all of the steps involved in the commercial introduction of a pharmaceutical product and therefore must partner with pharmaceutical companies that can provide the necessary capital and the sales and distribution know-how and resources. Our development and marketing agreement objective is to generate revenues from three sources: manufacturing income from the supply of product to our partners, royalties on product sales made by our partners and development fees and related milestone payments during the product development and pre-commercialization phase.

     The process of attracting development and marketing partners begins with one or more feasibility studies in which we explore the ability of our technology to deliver a candidate drug in a laboratory setting. Conducting feasibility studies is a normal recurring part of our business. Our business objective in conducting feasibility studies is to demonstrate the viability of our technology for the development of the product and thereby interest potential partners in entering into development, marketing and supply partnerships with us. Certain feasibility studies are funded by our potential development partners, while others are conducted at our own expense. We set the price for revenue producing feasibility studies at what we anticipate our actual costs to be. We do not expect to make a profit on such activities. Revenue generating feasibility studies have been limited to date and do not occur regularly and are not expected to produce significant revenues for us.

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

     In our development and marketing partnerships we will look to minimize our cash contribution to the development, clinical trials and FDA approval processes and maximize our revenues based on the commercial sales of the products. Each potential product is different in terms of the costs and time to develop, the clinical trials required, the FDA approval process, the projected manufacturing costs and the projected product pricing and sales levels. Therefore, each development and marketing partnership is expected to have materially different economics for our partners and us.

     Developing pharmaceutical products is an inherently risky business. A pharmaceutical product can fail at any point during the development cycle. Pharmaceutical products can also fail after regulatory approval, as new safety information on the product becomes known after widespread use or as competitive products emerge.

     As we intend to be the manufacturer of each new product that we develop, we will have to make significant investments in manufacturing equipment, test materials and facilities for each new product. Certain of our manufacturing lines require long lead times to construct. As a result, we may be required to invest in equipment well before we are able to use that equipment.

     We currently conduct all of our product development, manufacturing and administrative activities at one location in Fair Lawn, New Jersey. We have recently entered into a lease for a second facility that is within walking distance of our current facility.

     On May 6, 2004, we received approval from the FDA for the commercial sale our first product, LidoSite. LidoSite is a topical delivery system indicated for use on normal intact skin to provide local anesthesia prior to needle stick procedures such as injections and intravenous therapies as well as superficial dermatological procedures. Our clinical data indicates that LidoSite reduces the pain associated with needle-stick procedures. In January 2005 we received approval from the FDA for our manufacturing facility and processes for LidoSite.

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

          o B. Braun has a minimum purchase requirement of 636,000 LidoSite patches from March 1, 2005 through February 28, 2006.

          o B. Braun is obligated to pay us 60% of B. Braun's net selling price for the LidoSite product through February 28, 2006, and 50% of the net selling price thereafter. Such payments are to be made on a calendar quarterly basis and are to be made within 45 days following the close of each calendar quarter.

          o We are obligated to sell the controller units to B. Braun at the lesser of $30.00 or at the price at which we purchase the controllers from a third party.

          o B. Braun is obligated to provide us with a binding, quarterly purchase order for the LidoSite patch and LidoSite controller at least 60 days in advance of the commencement of the quarter, together with a rolling forecast of orders of the succeeding two quarters. B. Braun is obligated to purchase at least 75% of the quantity of products set forth in the rolling forecast for the succeeding quarter.

     The license, development and distribution agreement with B. Braun is terminable upon a failure by the Company or B. Braun to comply with or perform any material provisions of the agreement. Upon termination, B. Braun will have the right to continue to purchase LidoSite patches and controllers for sale to those customers to whom B. Braun had contractual commitments. If the contract is terminated due to the failure of the Company to comply with contractual terms, then the Company is obligated to transfer and assign its rights in the regulatory approvals received from the FDA to B. Braun. B. Braun's license will become perpetual and B. Braun will acquire the right to manufacture or have manufactured the LidoSite patches and controllers.

     Commercial distribution of LidoSite began on March 1, 2005. Our projected maximum production capacity is 2 million units per year on our current equipment. At this production level we do not anticipate making the units cost-effectively and expect to post a loss from the sale of LidoSite in the first year. In order to manufacture the product cost-effectively we need to increase our manufacturing efficiency. We are in the process of executing a manufacturing capacity expansion plan, which we believe will result in increased efficiency, through the leasing of additional manufacturing space and the acquisition of a second manufacturing line that is expected to operate at four to five times the capacity of our current equipment. This manufacturing expansion plan is dependent on us raising sufficient capital and is expected to be completed within 12 months of raising sufficient capital. Our manufacturing expansion plan may be adversely impacted by unanticipated cost overruns and/or shortages of supply over which we have no control.

     In November 2000, Becton Dickinson transferred to us certain assets in exchange for common stock, preferred stock and a royalty agreement. Included in the transferred assets were certain patents. The royalty agreement requires us to pay a royalty to Becton Dickinson equal to the greater of 5% of revenues earned by us from the LidoSite product after November 10, 2005 or 20% of the royalties earned by us from the sale of products subsequent to November 10, 2005 that substantially use any of those certain patents.

     Since our inception in November 2000, we have conducted feasibility studies on several potential products. These activities have resulted in a development and marketing agreement and a supply agreement with Ferring Pharmaceuticals, Inc., or Ferring, described below. We entered those agreements with Ferring covering a product for female infertility in September 2004.

     The principal terms of the agreements provide that:

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

          o Ferring is obligated to pay up to $9 million on the occurrence of certain events during the term of the agreements.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial position and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in Note 2 to the condensed consolidated financial statements. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported revenues and expenses during the period.

     We consider certain accounting policies related to revenue recognition, accrued expenses and stock-based compensation to be critical to our business operations and the understanding of our results of operations.

     REVENUE

     PRODUCT REVENUE. We recognize product revenue, net of allowances for anticipated returns, provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments.

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

     ACCRUED ESTIMATES

     As part of the process of preparing our condensed consolidated financial statements, we are required to estimate certain expenses. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated expenses for which we accrue include professional service fees, contract service fees and fees paid to contract research organizations in connection with the conducting of clinical trials. Our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. In the event that we do not identify certain costs which have begun to be incurred or we under-estimate or over-estimate the level of services performed or the costs of such services for a period, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often estimated. We make these estimates based upon the facts and circumstances known to us in accordance with generally accepted accounting principles. We must adopt Statement No. 123 (revised 2004) as of the beginning of the first interim period after December 15, 2005.

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

     Currently there is no active trading market for our common stock. Additionally, prior to the Merger with Vyteris Holdings in September 2004, Vyteris was a private company. Therefore determining the fair value of our common stock involves significant estimates and judgments. In considering the fair value of the underlying stock when we grant options, we consider several factors, including third party valuations and the fair values established by market transactions. Stock-based compensation includes estimates of when stock options might be exercised and stock price volatility. The timing for exercise of options is out of our control and will depend, among other things, upon a variety of factors, including our market value and the financial objectives of the holders of the options. We have limited historical data to determine volatility in accordance with Black-Scholes modeling. In addition, future volatility is inherently uncertain and the model has its limitations. These estimates can have a material impact on stock-based compensation expense in our condensed consolidated statement of operations but will have no impact on our cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

     As permitted by SFAS, No. 123, we currently account for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123 (revised 2004), Share-Based Payment, an Amendment of Financial Accounting Standards Board, or FASB, Statements No. 123 and 95's, fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement No. 123 (revised 2004) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement No. 123 (revised 2004) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income and earnings per share to our consolidated financial statements. Statement No. 123 (revised 2004) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

CONSOLIDATED RESULTS OF OPERATIONS

     The following table sets forth the percentage increases or (decreases) in certain line items on our condensed consolidated statement of operations for the three months ended March 31, 2005 and 2004.

                                                               THREE MONTHS
                                                                   ENDED
                                                              MARCH 31, 2005
                                                                  VERSUS
                                                              MARCH 31, 2004
                                                              --------------
         Revenues.........................................         100.0%
         Cost of sales....................................         100.0%
         Research and development expense.................         (39.6)%
         General and administrative expense...............          97.8%
         Registration rights penalty......................         100.0%
         Interest (income) expense, net...................         (25.1)%
         Net loss.........................................          13.1%


COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

     REVENUES

     Our revenues are derived primarily from research feasibility studies for pharmaceutical companies, reimbursement of development costs, and beginning March 2005, sales of our LidoSite product to B. Braun. Total revenues were $0.5 million in the three months ended March 31, 2005 compared to no revenues in the three months ended March 31, 2004. The increase in revenues in the first quarter of 2005 primarily relates to the commencement of sales of our LidoSite product to B. Braun in March 2005 resulting in $0.3 million, reimbursement of development costs of approximately $0.2 million and the recognition of approximately $0.01 million of deferred non-refundable upfront fees. We expect our revenues from product sales to increase in the second quarter of 2005.

     In November 2004, we entered into an agreement with Ferring for the development, licensing and supply of a product for female infertility. Product development activities and related revenues commenced during the fourth quarter of 2004. We received a license fee payment of $0.15 million during 2004 and an additional $0.1 million in the first quarter of 2005. Additionally, we could receive up to an additional $8.7 million in payments upon the completion of significant milestones during the implementation of the development plan. When the product is commercially launched, we will receive revenue share payments based upon a percentage of net sales; however, commercial launch is several years away. In addition, a percentage of our product development activities will be reimbursed. License fees revenues will be deferred and recognized over the term of the agreement and reimbursement of product development activities will be recognized as incurred. This agreement may be canceled on short notice and may be terminated in the event that we do not maintain at least three months' cash, as defined in the agreement, during the development period.

     COST OF SALES

     Cost of sales for the three months ended March 31, 2005 amounted to $0.6 million. There was no cost of sales for the comparable period in 2004, as the commercial launch of the product, LidoSite, occurred in 2005. Certain costs associated with the products sold during the March 2005 quarter were incurred prior to January 2005; therefore, expensed as incurred. If the costs incurred prior to January 2005 were not expensed as incurred, our cost of sales amount would have been materially larger. We experienced a negative gross margin (product sales, less cost of sales) during the March 2005 quarter of $0.3 million. We expect to continue to experience negative gross margins in the foreseeable future periods until we have completed our manufacturing capacity expansion plan. During the three-month period ended March 31, 2005, cost of sales includes a $0.4 million inventory adjustment to value our inventory at lower of cost or market.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses were $1.4 million in the three months ended March 31, 2005, compared to $2.4 million in the three months ended March 31, 2004, a decrease of 39.6% or $0.9 million. This decrease is primarily due to expensing as incurred during 2004 of all costs related to the development of, and gaining regulatory approval of our LidoSite product, and all costs incurred in preparing for its commercial launch, including raw materials costs, manufacturing labor and allocation of overhead. Subsequent to the FDA's approval to commence commercial sales of LidoSite in January 2005, all such costs were capitalized as inventory or recorded in engineering, quality assurance and regulatory costs. Our research and development expenses associated with LidoSite were reduced in the first part of 2005 as a result of this accounting treatment; however, we do not expect our total cash outlays to be less.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were $1.5 million in the three months ended March 31, 2005, compared to $0.8 million in the three months ended March 31, 2004, an increase of 97.8% or $0.8 million. This increase of $0.8 million is principally attributable to the $0.3 million in quality assurance and regulatory costs, additional headcount and various general and administrative costs required to operate as a public company. There were no quality assurance and regulatory costs recognized in the comparable period in the prior year as all costs incurred in preparing for the commercial launch of our LidoSite product, including raw materials costs, manufacturing labor and allocation of overhead incurred prior to the FDA's approval for our manufacturing facility and processes in January 2005 was included in research and development expense.

     REGISTRATION RIGHTS PENALTY

     We have filed a registration statement with the SEC relating to the resale of shares of Vyteris Holdings common stock. Since that registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay a registration rights penalty to certain stockholders. As of March 31, 2005, we accrued a registration rights penalty of approximately $0.8 million for the delay in having our registration statement on Form SB-2 declared effective by the SEC.

    GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were $2.0 million in the three months ended March 31, 2005, compared to $0.8 million in the three months ended March 31, 2004, an increase of 160.5% or $1.2 million. This increase of $1.2 million is principally attributable to the $0.8 million accrued liquidated damages for the delay in having our registration statement on Form SB-2 declared effective by the SEC by February 25, 2005, additional headcount and various general and administrative costs required to operate as a public company.

     INTEREST (INCOME) EXPENSE, NET

     During the three months ended March 31, 2005, we incurred interest (income) expense, net of $0.5 million, as compared to $0.6 million for the comparable period in 2004. In the three months ended March 31, 2005, interest (income) expense, net consists primarily of amortization of deferred financing costs of $0.3 million on the Working Capital Facility and accrued dividends on the Vyteris Holdings Series B convertible redeemable preferred stock of $0.2 million. In the three months ended March 31, 2004, interest (income) expense, net consists primarily of $0.5 million of interest expense and amortization of notes discount on the convertible secured promissory notes to related parties and $0.1 million of interest expense on the secured promissory notes payable issued in February 2004.

LIQUIDITY AND CAPITAL RESOURCES

     The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern; however, at our current and planned rate of spending, our cash and cash equivalents and the proceeds expected to be provided by the Working Capital Facility are not sufficient to allow us to continue operations beyond July 31, 2005. No assurance can be given that we will be successful in arranging the additional planned financing needed to continue the execution of our business plan, which includes the development of new products. Failure to obtain such financing may require management to substantially curtail operations, which may result in a material adverse effect on our financial position or results of operations. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern.

     We used $3.5 million of net cash in operating activities in the three months ended March 31, 2005 compared to $2.9 million in the same period last year. Offsetting the increase in the net loss of $4.3 million in the current period relative to the $3.8 million of net loss for the same period last year was a $0.4 million increase in depreciation and amortization expense, $0.8 million in accrued liquidated damages and $0.2 million decrease in prepaid expenses and other current assets partially offset by $1.2 million increase in inventory and a $0.5 million increase in accounts receivable in the three months ended March 31, 2005.

     Net cash used in investing activities was $1.0 million in the three months ended March 31, 2005 compared to $0.01 million in the same period in fiscal 2004. We recently entered into a lease for a second facility to expand our manufacturing capacity and have incurred approximately $0.3 million of capital improvements as of March 31, 2005 preparing this facility for production. We expect to continue to incur substantial expenses in preparing this facility for production. In the first quarter of 2005, we issued to the landlord of this facility a letter of credit secured by $0.4 million. We have classified this amount as long-term other asset in the condensed consolidated balance sheet.

     Net cash (used in) provided by financing activities was ($0.2) million in the three months ended March 31, 2005 compared to $2.6 million in the same period in fiscal 2004. During February 2004, we issued secured promissory notes payable (the "Promissory Notes") with principal of $1.0 million to Spencer Trask and related parties. Each of the Promissory Notes matured 120 days from its respective date of issuance and bore an annual interest rate of 12%, which was payable on maturity, and were convertible into common stock, at the option of the holders under certain circumstances at $1 per share.

     During March 2004, we issued $2.0 million of bridge notes, maturing December 31, 2004 (our "December Notes" or our "Bridge Notes"). Spencer Trask Ventures, Inc., an affiliate of our controlling stockholder, acted as placement agent in that transaction and received a 10% placement fee, a 3% non-accountable expense allowance and warrants to purchase shares of common stock as compensation for acting as placement agent. We also issued warrants to the investors to purchase shares of common stock. During September 2004, the December Notes converted into shares of common stock

     On March 31, 2004, we consummated a transaction with STSG and a related entity. We issued to STSG and such related party an aggregate of 9.6 million shares of our common stock and 7.5 million shares of Vyteris Holdings Series B convertible redeemable preferred stock in exchange for (i) the cancellation of $20.4 million principal amount of convertible, secured promissory notes, $2.9 million principal amount of secured promissory notes and $2.6 million of accrued and unpaid interest, (ii) the return of 3,000,000 shares of Vyteris Inc. Series B convertible redeemable preferred stock and (iii) the cancellation of warrants to purchase 2,035,000 shares of Vyteris,

Inc. common stock. This transaction reduced our debt by approximately $25.9 million, increased our preferred stock by approximately $4.6 million and increased our common stock and paid-in capital by approximately $21.3 million.

     In September 2004, Spencer Trask agreed to provide us (or, at its option, cause a related party to provide us) with up to $5.0 million in working capital loans in the form of 11.5% secured demand promissory notes (the "Working Capital Facility"). Pursuant to the terms of the Working Capital Facility, amounts drawn under the facility must be repaid on or before November 15, 2005. As consideration for the commitment of the Working Capital Facility, we issued 419,000 shares of Vyteris Holdings common stock to Spencer Trask and recorded the fair value of these shares as deferred financing costs of $1.3 million. Each time funds are loaned to us under the Working Capital Facility, we will be required to issue to the lender a common stock purchase warrant to purchase such number of shares equal to the quotient obtained by dividing (i) 40% of the amount loaned by (ii) 3.58. The warrants are exercisable for five years from the date of issuance and have an initial exercise price of $3.58 per share. The Working Capital Facility enables us to borrow up to the lesser of $5.0 million or the sum of qualifying accounts receivable and inventory. At March 31, 2005, the borrowing base was $1.7 million. We expect to draw up to our borrowing base during the second quarter of 2005. As of March 31, 2005, no amounts have been loaned to us under the Working Capital Facility. The Working Capital Facility is secured by a first priority lien on all of our assets.

CASH POSITION

     As of March 31, 2005, we had a cash balance of $1.7 million and working capital of $1.1 million as compared with a cash balance of $6.4 million and working capital of $6.2 million at December 31, 2004.

     We expect that our cash position of $1.7 million at March 31, 2005 together with the funds to be made available to us under the Working Capital Facility will be sufficient to finance our operations at least through July 2005. We will need to raise additional funds, however, in order to fund operating contingencies, to develop new applications of our technologies, to respond to competitive pressures and/or to acquire or invest in complementary businesses, technologies or services. Additional funding may not be available on favorable terms or at all.

     Although the SEC extended the compliance deadline with Section 404 of the Sarbanes-Oxley Act of 2002 for non-accelerated filers like the Company to its first fiscal year ending on or after July 15, 2006, we are continuing to implement our plan for compliance. We expect that the internal and external costs of complying with the Sarbanes-Oxley Act of 2002 will be substantial.

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

     We have filed a registration statement with the SEC relating to the resale of shares of Vyteris Holdings common stock. Since that registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continued, an amount equal to 2% of such purchase price, until we have cured the delay, with an overall cap on such liquidated damages of 10% of the aggregate purchase price paid by such stockholders for such shares. As of March 31, 2005, we were obligated to pay liquidated damages of $0.8 million, which payment would materially adversely affect our financial condition. The registration statement was declared effective on May 12, 2005 resulting in an obligation to pay liquidated damages of approximately $1.4 million.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

     Our contractual obligations and commitments include obligations associated with capital and operating leases, manufacturing equipment, and employee agreements as set forth in the table below:

                                                           PAYMENTS DUE BY PERIOD AS OF MARCH 31, 2005
                                                ----------------------------------------------------------------
                                                              LESS THAN                              MORE THAN 5
                                                   TOTAL        1 YEAR     1-3 YEARS    3-5 YEARS       YEARS
                                                -----------  -----------  -----------  -----------   -----------
     Operating lease obligations.............   $ 3,482,313  $   494,407  $   676,598  $   574,998   $ 1,736,310
     Manufacturing equipment.................       173,400      173,400           --           --            --
     Capital lease obligations...............        24,877       18,042        6,835           --            --
     Employee agreements.....................       424,583      424,583           --           --            --
                                                -----------  -----------  -----------  -----------   -----------
     Total...................................   $ 4,105,173  $ 1,110,432  $   683,433  $   574,998   $ 1,736,310
                                                ===========  ===========  ===========  ===========   ===========

     Effective as of September 28, 2004 upon cancellation of all outstanding shares of the Vyteris Series A convertible preferred stock, the holders of Vyteris Holdings Series B convertible redeemable preferred stock were entitled to receive an annual cash dividend of 8% of the then applicable redemption price, as defined, out of funds legally available, payable quarterly. The dividends with respect to Vyteris Holdings Series B convertible redeemable preferred stock are cumulative (from the time that the Vyteris Series A convertible redeemable preferred stock was retired), whether or not earned or declared and shall be paid quarterly in arrears. All of the outstanding shares of Vyteris Series A convertible redeemable preferred stock were cancelled on September 28, 2004. We accrued dividends on the Vyteris Holdings Series B convertible redeemable preferred stock of $0.15 million in the first quarter of 2005. We expect to accrue dividends of $0.6 million per year.

     Commencing on March 1, 2006 and continuing for one year thereafter, Vyteris Holdings will be required to redeem on a quarterly basis an amount of Vyteris Holdings Series B convertible redeemable preferred stock equal to 5% of the gross profits derived from the sale of LidoSite. During the following years, we will be required to redeem (on a quarterly basis) an amount of Vyteris Holdings Series B convertible redeemable preferred stock equal to 10% of the gross profits derived from the sale of LidoSite. The redemption price of the Vyteris Holdings Series B convertible redeemable preferred stock is $1.00 per share (adjusted for splits, etc.) plus any accrued but unpaid dividends.

SUBSEQUENT EVENTS

     On May 2, 2005, we amended our Articles of Incorporation to change our name from Treasure Mountain Holdings, Inc. to Vyteris Holdings (Nevada), Inc. We also filed amendments to our Articles of Incorporation which, among other things, increased the number of shares of common stock that we are authorized to issue to 100,000,000 shares, authorized the issuance of 7,500,000 shares of Series B Preferred Stock, authorized the issuance of an additional 42,750,000 shares of preferred stock which may be issued, from time to time, pursuant to terms established by the our Board of Directors and authorized a one for ten reverse stock split effective May 2, 2005. All share information with respect to the our common stock, options, and warrants have been adjusted to give retroactive effect to the reverse stock split for all periods presented.

FORWARD-LOOKING INFORMATION

     This Form 10-QSB contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). When used in this Form 10-QSB, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Form 10-QSB. Important factors that could cause actual results to differ materially from our forward looking statements are set forth in this Form 10-QSB, including under the heading "Risk Factors." All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Form 10-QSB. Except as required by federal securities laws, we are under no obligation to update any forward looking statement, whether as a result of new information, future events, or otherwise.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE NEVER BEEN PROFITABLE, WE MAY NEVER BE PROFITABLE, AND, IF WE BECOME PROFITABLE, WE MAY BE UNABLE TO SUSTAIN PROFITABILITY.

     From November 2000 through March 31, 2005, we incurred net losses in excess of $60.3 million, as we have been engaged primarily in clinical testing and development activities the first quarter of 2005. We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur significant losses for the foreseeable future.

WE WILL BE REQUIRED TO RAISE ADDITIONAL CAPITAL, WHICH IF NOT AVAILABLE TO US ON ACCEPTABLE TERMS, OR AT ALL, WILL MATERIALLY AND ADVERSELY HARM OUR BUSINESS AND THREATEN OUR CAPACITY TO REMAIN IN BUSINESS.

     We anticipate that we have sufficient capital to finance operations only through July 31, 2005. Given the working capital demands that we face in order to ramp up production of our LidoSite product, we will be required to raise additional capital in the near future. We cannot be certain that such capital will be available to us or, if it is available to us, we cannot be certain that such capital will be available on terms that are acceptable to us. Such financing could be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms, we will be forced to restrict new product development and may be unable to continue our manufacturing and other business operations. If we do not have sufficient capital to support the manufacture of our LidoSite product, we may be unable to remain in business.

OUR RECENT AUDITED FINANCIAL STATEMENTS CONTAIN, AND OUR FUTURE AUDITED FINANCIAL STATEMENTS ARE LIKELY TO CONTINUE TO CONTAIN, AN EXPLANATORY PARAGRAPH EXPRESSING UNCERTAINTY REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN. THE INCLUSION OF THIS PARAGRAPH MAY MAKE IT MORE DIFFICULT FOR US TO RAISE ADDITIONAL CAPITAL ON ACCEPTABLE TERMS.

     The report of independent registered public accounting firm accompanying the audit of the Vyteris Holdings consolidated financial statements for the year ended December 31, 2004 contains an explanatory paragraph expressing uncertainty regarding our ability to continue as a going concern because of our operating losses and our need for additional capital. Such explanatory paragraph could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any financing that we may obtain.

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

     To date, we have not generated material revenues from sales of our first drug delivery product, LidoSite. As is common in our industry, we have spent many years and substantial sums of money in developing LidoSite. To develop that product to the point where we are able to commence commercial sales, it has been necessary for us to prove our concepts, develop patent positions, engage in substantial clinical trials, develop appropriate manufacturing processes, obtain necessary regulatory approvals and establish a mutually beneficial marketing and distribution agreement with B. Braun. With all of this work effort and the attendant capital and operating expenditures, we still have not tested the market in a manner that can assure us or our investors that we will derive material revenues from LidoSite. If we are unable to derive material revenues from the sale of our LidoSite product, our liquidity will be materially and adversely impacted, we will require additional capital even sooner than we had anticipated and we may find it more difficult to attract marketing partners for subsequent products that we may develop.

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

OUR NEED TO EXPAND OUR FACILITIES WILL EXPOSE US TO ADDITIONAL EXPENSES THAT MAY MATERIALLY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     To date, all of our manufacturing, research and development and administrative functions have been operated out of a single facility that we sublease from Becton Dickinson. We recently entered into a lease for a second facility to be utilized as we expand our manufacturing capacity. We expect to incur substantial expenses in preparing this facility for production.

AT LEAST UNTIL WE OPERATE OUT OF MORE THAN ONE FACILITY, WE ARE SUBJECT TO SUBSTANTIAL BUSINESS DISRUPTION RISKS.

     In the event that events outside of our control - such as a fire, adverse weather conditions or acts of terrorism - preclude us from operating in our existing facility, we will have no facility available to us for our manufacturing processes until our second facility becomes operational. In the interim, we would likely experience substantial delays in our ability to manufacture products. In such instances, it could become necessary for us to incur substantial expenditures to assure that our customers' orders are fulfilled.

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

     We also rely on confidentiality agreements with our strategic partners, customers, suppliers, employees and consultants to protect our trade secrets and proprietary know-how. We may be required to commence litigation to enforce such agreements and it is certainly possible that we will not have adequate remedies for breaches of our confidentiality agreements.


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

     Our working capital facility, if used, will be secured by a first priority lien on all of the assets of our operating subsidiary. In the past, we have defaulted on promissory notes due to our lack of liquidity. If we borrow under our working capital facility and are unable to raise sufficient capital to timely repay our obligations under the working capital facility, the lender, an affiliate of our principal stockholder -- will be entitled to enforce its lien and take title to substantially all of our assets, which may be critical to our continuing operations.


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

WE ARE REQUIRED TO MAKE LIQUIDATED DAMAGES PAYMENTS TO CERTAIN OF THE SELLING STOCKHOLDERS, WHICH COULD MATERIALLY AFFECT OUR FINANCIAL CONDITION.

     We have filed a registration statement with the SEC relating to the resale of shares of Vyteris Holdings common stock. Since the registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continued, an amount equal to 2% of such purchase price, until we have cured the delay, with an overall cap on such liquidated damages of 10% of the aggregate purchase price paid by such stockholders for such shares. As of March 31, 2005, we were obligated to pay liquidated damages of $0.8 million, which payment would materially adversely affect the our financial condition. The registration statement was declared effective on the May 12, 2005 resulting in an obligation to pay liquidated damages of approximately $1.4 million.

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

     There is no current active public market for Vyteris Holdings common stock. An active public market for our common stock may not develop or be sustained in the future. The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, such as: the announcement of new products or product enhancements by us or our competitors; developments concerning intellectual property rights and regulatory approvals; quarterly variations in our competitors' results of operations; changes in earnings estimates or recommendations by securities analysts; developments in our industry; and general market conditions and other factors, including factors unrelated to our own operating performance. The stock market in general has recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Prospective investors should also be aware that price volatility might be worse if the trading volume of our common stock is low.

WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS, WHICH COULD HAVE A MATERIAL ADVERSE IMPACT ON THE MARKET VALUE OF OUR COMMON STOCK

     Security analysts of major brokerage firms may not provide coverage of our common stock since there is no incentive to brokerage firms to recommend the purchase of our common stock. The absence of such coverage limits the likelihood that an active market will develop for our common stock. It also will likely make it more difficult to attract new investors at times when we require additional capital.

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

OUR COMMON STOCK MAY BE CONSIDERED A "PENNY STOCK" AND MAY BE DIFFICULT TO SELL.

     The SEC has adopted regulations which generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Even though we have effected a one for ten reverse stock split, the market price of our common stock, if a market develops, will initially be less than $5.00 per share and therefore it may be designated as a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

SALES OF A SIGNIFICANT NUMBER OF SHARES OF OUR COMMON STOCK, WHICH WERE RECENTLY REGISTERED BY US, COULD DEPRESS THE MARKET PRICE OF OUR STOCK.

     On May 11, 2005, the SEC declared effective our registration statement on Form SB-2 covering 12,960,174 shares of our common stock. Those shares are held by the shareholders named in the prospectus contained within that registration statement, who may resell those shares subject to the requirements of applicable law, which includes the requirement that the selling shareholder deliver a copy of that prospectus to the purchaser of those shares. Sales of a significant number of those shares in the public market, as well as the increase in the supply of shares of our common stock available for sale as a result of the registration of those 12,960,174 shares, could harm the market price of our common stock.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In January 1999, Alza Corporation filed an opposition in the European Patent Office, or EPO, against European Patent No. 0 547 482, entitled "Iontophoresis System Having Features for Reducing Skin Irritation". We refer to this patent as the `482 patent. Becton Dickinson owned the `482 patent at the time Alza filed the opposition and filed an answer challenging the opposition. Becton Dickinson subsequently assigned the patent to Vyteris The EPO issued a preliminary opinion on November 11, 2000 upholding the `482 patent. During an oral hearing in the opposition on March 5, 2001, however, the EPO ruled that the `482 patent's claims lacked an inventive step, and it therefore revoked the patent. We appealed the EPO's decision. We requested oral arguments and submitted written arguments to the EPO on March 26, 2004 for its consideration of amended claims believed patentable over the prior art of record.

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

     In September of 2004, Alza filed an opposition in the EPO against European Patent No. 0 971 769, entitled, Circuit and Method for Automatically Turning Off an Iontophoretic System, which we refer to as the "769 patent". In the opposition, Alza has alleged that the `769 Patent should be revoked because each of the claims lacks novelty or an inventive step over the prior art. The deadline for our response has been set for May 2005.

     In February 2005, we received correspondence from Dr. George Nascaris, who we believe to be the principal of Greystone Healthcare Group, Inc., and Dr. Nascaris' counsel, threatening to bring a lawsuit or mediation proceeding against us in connection with a dispute over fees which Greystone alleges should have been paid pursuant to an agreement between us and Greystone with respect to an alternative financing transaction which neither Vyteris nor Vyteris Holdings has consummated, nor is currently pursuing. We believe that Greystone's claims are without merit and that, if such a suit or proceeding is actually commenced, Vyteris Holdings and Vyteris will have substantial defenses and counterclaims against Greystone. Vyteris and Greystone have expressed their respective positions in several subsequent letters. If such a suit or proceeding is actually commenced against either Vyteris Holdings or Vyteris, Vyteris Holdings and Vyteris intend to defend it vigorously. We do not believe that an adverse outcome of this matter will be material to our consolidated financial position, results of operations or cash flows.

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

Date: May 16, 2005                       Vyteris Holdings (Nevada), Inc.

                                         /s/ Michael McGuinness
                                         ---------------------------------------
                                             Michael McGuinness
                                             Vice President and Chief Financial
                                             Officer, Assistant Secretary and
                                             Treasurer

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