Form 10QSB
period 2005-06-30
Vyteris Holdings (Nevada), Inc.
filed 2005-08-19
CIK 1139950

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005

             ------------------------------------------------------

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

                                 YES |X| NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                  CLASS                        OUTSTANDING AT AUGUST 5, 2005
  ---------------------------------------     -------------------------------
    Common stock, par value $.001 share                  19,293,858


================================================================================
Transitional Small Business Disclosure Format (Check one):  ___Yes   _X_  No
================================================================================

                         VYTERIS HOLDINGS (NEVADA), INC.

                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I       FINANCIAL INFORMATION

 Item 1.     Financial Statements:

             Condensed Consolidated Balance Sheets as of June 30, 2005
               (Unaudited) and December 31, 2004............................  3

             Unaudited Condensed Consolidated Statements of Operations
               for the Three and Six Months ended June 30, 2005 and 2004....  4

             Unaudited Condensed Consolidated Statements of Cash Flows
               for the Six Months ended June 30, 2005 and 2004..............  5

             Notes to Unaudited Condensed Consolidated Financial Statements.  7

 Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................... 23

 Item 3.     Controls and Procedures........................................ 51

PART II      OTHER INFORMATION

 Item 1.     Legal Proceedings.............................................. 52

 Item 4.     Submission of Matters to a Vote of Security Holders............ 53

 Item 5.     Other Information.............................................. 54

 Item 6.     Exhibits....................................................... 60

Signature    ............................................................... 62


     Vyteris, Inc.(R) is our trademark. LidoSite(R) is a registered trademark which we use under license from B. Braun Medical, Inc., or B. Braun, the trademark's owner. All other trademarks, servicemarks or tradenames referred to in this Quarterly Report on Form 10-QSB are the property of their respective owners.


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                            VYTERIS HOLDINGS (NEVADA), INC.
                                         CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                            JUNE 30,     DECEMBER 31,
                                                                                              2005           2004
                                                                                         -------------   ------------
                                                                                           (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents........................................................    $     289,813   $  6,438,737
    Accounts receivable, net.........................................................          390,646         71,792
    Inventory, net...................................................................        2,069,780             --
    Prepaid expenses and other current assets........................................          545,371        712,920
    Deferred financing costs.........................................................          318,750        956,250
                                                                                         -------------   ------------
      Total current assets...........................................................        3,614,360      8,179,699

Restricted cash......................................................................          425,000             --
Property and equipment, net..........................................................        3,841,865      3,015,448
Other assets.........................................................................           78,047         75,000
                                                                                         -------------   ------------
TOTAL ASSETS.........................................................................    $   7,959,272    $11,270,147
                                                                                         =============    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Secured promissory notes to a related party, net.................................    $   1,949,331   $         --
    Accounts payable.................................................................        2,822,129        953,459
    Accrued registration rights penalty..............................................        1,425,667             --
    Accrued expenses and other liabilities...........................................        1,484,867      1,011,833
                                                                                         -------------   ------------
      Total current liabilities......................................................        7,681,994      1,965,292

Deferred revenue, less current portion...............................................          624,421        363,182
Capital lease obligation, less current portion.......................................            4,598         10,939


Vyteris Holdings preferred stock, 50,000,000 shares authorized, on June 30, 2005 and December 31, 2004, respectively:
    Vyteris Holdings Series B convertible, mandatorily redeemable preferred stock; 7,500,000 shares outstanding on June 30, 2005 and December 31,
      2004; liquidation preference $7,950,000 and $7,650,000 at June 30, 2005 and December
      31, 2004, respectively.........................................................        7,950,000      7,650,000

Stockholders' equity (deficit):
Common stock, par value $.001 per share; 100,000,000 shares authorized,
    19,293,858 shares outstanding at June 30, 2005 and December 31, 2004.............           19,294         19,294
Additional paid-in capital...........................................................       57,210,581     57,435,387
Deferred compensation ...............................................................          (65,293)      (131,546)
Accumulated deficit..................................................................       (9,423,922)            --
Deficit accumulated in development stage.............................................      (56,042,401)   (56,042,401)
                                                                                         -------------   ------------
Total stockholders' equity (deficit).................................................       (8,301,741)     1,280,734
                                                                                         -------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT).................................    $   7,959,272   $ 11,270,147
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


                                                 VYTERIS HOLDINGS (NEVADA), INC.
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)


                                                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                      JUNE 30,                             JUNE 30,
                                                          --------------------------------     --------------------------------
                                                               2005              2004               2005              2004
                                                          --------------    --------------     --------------    --------------
Revenues:
   Product sales......................................    $       28,946    $           --     $      313,446    $           --
   Other revenue......................................           440,735            60,000            674,388            60,000
                                                          --------------    --------------     --------------    --------------
    Total revenues....................................           469,681            60,000            987,834            60,000

Cost and expenses:
   Cost of sales......................................         1,194,478                --          1,778,528                --
   Research and development...........................         1,825,600         2,841,571          3,270,837         5,233,696
   General and administrative.........................         1,448,316           714,168          2,977,756         1,487,535
   Registration rights penalty........................           658,000                --          1,425,667                --
                                                          --------------    --------------     --------------    --------------
    Total cost and expenses...........................         5,126,394         3,555,739          9,452,788         6,721,231

Interest income.......................................            (5,363)           (4,667)           (25,181)           (5,763)
Interest expense to related parties...................           514,266            75,958            983,177           676,192
Interest expense......................................               411         1,970,705                972         1,971,958
                                                          --------------    --------------     --------------    --------------
   Net loss...........................................    $   (5,166,027)   $   (5,537,735)    $   (9,423,922)   $   (9,303,618)
                                                          ==============    ==============     ==============    ==============

Net loss per common share:
      Basic and diluted...............................    $        (0.27)   $        (0.53)    $        (0.49)   $        (1.65)

Weighted average number of common shares:
      Basic and diluted...............................        19,293,858        10,401,781         19,293,858         5,633,556


                The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        VYTERIS HOLDINGS (NEVADA), INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)


                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                ------------------------------
                                                                                    2005             2004
                                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $  (9,423,922)  $   (9,303,618)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization................................................       228,387          182,664
  Amortization of deferred compensation........................................       102,748           86,646
  Amortization of discount on secured promissory notes to a related party......        29,274        1,189,958
  Amortization of deferred financing costs.....................................       637,500          689,342
  Accrued liquidated damages to investors......................................     1,425,667               --
Change in operating assets and liabilities:
  Accounts receivable..........................................................      (318,854)         (32,500)
  Inventory....................................................................    (2,069,780)              --
  Prepaid expenses and other assets............................................       164,502         (262,854)
  Accounts payable.............................................................     1,868,670           23,444
  Accrued expenses and other liabilities.......................................       721,637          147,624
  Interest payable to related parties..........................................       315,783          618,873
                                                                                -------------    -------------
Net cash used in operating activities..........................................    (6,318,388)      (6,660,421)
                                                                                -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Restricted cash..............................................................      (425,000)              --
  Purchase of equipment........................................................    (1,054,804)        (119,474)
                                                                                -------------    -------------
Net cash used in investing activities..........................................    (1,479,804)        (119,474)
                                                                                -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options .....................................            --           22,500
  Disbursements related to issuance costs of common stock and warrants.........      (341,244)              --
  Proceeds from issuance of secured promissory notes to related parties........     2,000,000               --
  Proceeds from issuance of convertible promissory notes to related parties....            --          500,000
  Proceeds from issuance of promissory note to related party...................            --          500,000
  Repayment of issuance of convertible promissory notes to related parties.....            --         (500,000)
  Net proceeds from issuance of convertible secured notes to related parties...            --        7,232,730
  Deferred financing costs.....................................................            --         (258,610)
  Repayment of capital lease obligations and other.............................        (9,488)         (12,913)
                                                                                -------------    -------------
Net cash provided by financing activities......................................     1,649,268        7,483,707
                                                                                -------------    -------------

  Net (decrease) increase in cash and cash equivalents.........................    (6,148,924)         703,812
  Cash and cash equivalents at beginning of the period.........................     6,438,737        2,286,167
                                                                                -------------    -------------
  Cash and cash equivalents at end of the period............................... $     289,813    $   2,989,979
                                                                                =============    =============


       The accompanying notes are an integral part of these condensed consolidated financial statements.


                               VYTERIS HOLDINGS (NEVADA), INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

                                         (UNAUDITED)


                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                              ----------------------------------
                                                                    2005               2004
                                                              ----------------   ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cancellation of warrants.................................      $           --     $    (566,220)
                                                              ================   ===============
Issuance of warrants in connection with issuance of
   convertible secured promissory notes payable..........                  --         1,856,104
                                                              ================   ===============
Issuance of warrants to placement agent..................                  --         1,182,264
                                                              ================   ===============
Beneficial conversion of convertible notes...............                  --         2,401,057
                                                              ================   ===============
Issuance of warrants in connection with issuance of
   secured promissory notes to related parties...........              79,943                --
                                                              ================   ===============
Conversion of convertible secured promissory notes
   payable to related parties into convertible secured
   promissory notes payable..............................                  --           500,000
                                                              ================   ===============
Interest paid............................................                 972            15,597
                                                              ================   ===============
Recapitalization transaction:
    Exchanged:
       Interest payable to related parties...............      $           --     $  (2,615,368)
       Convertible secured promissory notes payable to
         related parties.................................                  --       (20,350,000)
       Warrants which were issued with convertible,
         secured promissory notes payable to related
         parties.........................................                  --          (566,220)
       Secured promissory notes payable to related
         parties.........................................                  --        (2,900,000)
       Convertible redeemable preferred stock............                  --        (2,917,640)
    For:
       Due to Spencer Trask Specialty Group, LLC.........                  --                10
       Proceeds from issuance of convertible redeemable
         preferred stock.................................                  --         7,500,000
       Common stock......................................                  --             2,300
       Paid in capital...................................                  --        21,846,918
                                                              ----------------   ---------------
                                                               $           --     $          --
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

        On September 29, 2004, Vyteris Holdings completed a business combination in which Vyteris, Inc. ("Vyteris"), a Delaware corporation, merged with a wholly owned subsidiary of Vyteris Holdings (the "Merger"). As a result of the Merger, Vyteris became Vyteris Holdings' wholly owned subsidiary and the former stockholders of Vyteris became stockholders of Vyteris Holdings. At the time of that business combination, Vyteris Holdings had no active business. As a result, Vyteris Holdings' principal business after that business combination became the business in which Vyteris has been engaged since its formation in November 10, 2000. The terms "Treasure Mountain," "Vyteris Holdings" and the "Company" refer to each of Vyteris Holdings (Nevada), Inc., Vyteris, Inc. and the combined company.

        After the Merger, the former stockholders of Vyteris owned 98.2% of the outstanding common stock of Vyteris Holdings. The former directors of Vyteris Holdings resigned immediately prior to the Merger and the directors of Vyteris immediately prior to the Merger became the sole directors of Vyteris Holdings. Similarly, the former officers of Vyteris Holdings resigned immediately prior to the Merger and the executive officers of Vyteris immediately prior to the Merger became the sole officers of Vyteris Holdings.

        The accompanying condensed consolidated balance sheet as of June 30, 2005 and the condensed consolidated statements of operations for the three and six month periods ended June 30, 2005, consolidate the historical financial statements of Vyteris Holdings with Vyteris after giving effect to the Merger where Vyteris is the accounting acquiror by recording the transaction as the issuance of Vyteris stock for the net monetary assets of Vyteris Holdings, accompanied by a recapitalization with no goodwill or other intangibles recorded. As a result of the Merger, although Vyteris Holdings is the parent company, the information included in these consolidated financial statements relate to Vyteris as it is the accounting acquiror.

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

        The Vyteris/Vyteris Holdings Merger Agreement (the "Merger Agreement") provided for the following:

        o Each outstanding share of Vyteris common stock was automatically converted into 0.419 shares of the Company's common stock. Immediately prior to the consummation of the Merger, there were 45,233,047 shares of Vyteris common stock outstanding. Accordingly, the shares of Vyteris common stock outstanding immediately prior to the consummation of the Merger have been converted into 18,952,647 shares of the Company's common stock.

                         VYTERIS HOLDINGS (NEVADA), INC.

                                   (UNAUDITED)


        o Each outstanding share of Vyteris Series C convertible redeemable preferred stock was automatically converted into one share of the Company's Series B convertible redeemable preferred stock. Each share of the Company's Series B convertible redeemable preferred stock is convertible into a number of shares of the Company's common stock equal to (i) 0.419 multiplied by (ii) the number of shares of Vyteris common stock into which one share of Vyteris, Inc. Series C convertible redeemable preferred stock was convertible prior to the consummation of the Merger. The Company's Series B convertible redeemable preferred stock is convertible into 0.10475 shares of the Company's common stock if converted at any time within 18 months of March 31, 2004, 0.13827 shares of the Company's common stock if converted at any time within the 18 months thereafter and 0.28073 shares of the Company's common stock if converted at any time thereafter. Immediately prior to the consummation of the Merger, there were 7,500,000 shares of Vyteris Series C convertible redeemable preferred stock outstanding. Accordingly, the shares of Vyteris Series C convertible redeemable preferred stock outstanding immediately prior to the consummation of the Merger have been converted into 7,500,000 shares of the Company's Series B convertible redeemable preferred stock, which shares are currently convertible into the right to receive a total of 785,625 shares of the Company's common stock.

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

        Effective November 10, 2000, Vyteris, Becton Dickinson and Co. ("Becton Dickinson") and Spencer Trask Specialty Group, LLC ("STSG") entered into a stockholders' agreement (the "Stockholders' Agreement"), in conjunction with a transaction agreement (the "Transaction Agreement") also effective on November 10, 2000, whereby Becton Dickinson agreed to transfer to Vyteris certain assets, including manufacturing equipment, in exchange for common and preferred stock and Spencer Trask agreed to contribute $9.0 million in cash in exchange for common and preferred stock. Becton Dickinson received 10% of the voting stock of the Company, which was

                         VYTERIS HOLDINGS (NEVADA), INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


valued at $1.0 million. The entire $1.0 million was allocated to manufacturing equipment. The manufacturing equipment was carried at a net book value of greater than $1.0 million by Becton Dickinson on November 10, 2000.

        BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Subsequent to June 30, 2005, the Company has received $1.5 million of additional funding and entered into a securities purchase agreement with certain institutional investors for the private placement of an additional $9.0 million of funding ($10.0 million including $1.0 million received on August 2, 2005) (the "August Financing") (see Note 12). The Company believes that the net proceeds from these financings provide sufficient funds for the Company's operations through December 2005. Subsequent financings will be required to fund the Company's operations after December 2005. No assurance can be given that the Company will be successful in arranging the further financing needed to continue the execution of its business plan, which includes the development of new products. Failure to obtain such financing will require management to substantially curtail operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue in business as a going concern.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2004. The condensed consolidated balance sheet as of December 31, 2004 has been derived from these audited consolidated financial statements. Operating results for the three-month and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

        Intercompany balances and transactions have been eliminated in consolidation.

2.      SIGNIFICANT ACCOUNTING POLICIES

        CASH EQUIVALENTS

        The Company considers all highly liquid instruments with maturities of three months or less at the date of purchase to be cash equivalents.

        RESTRICTED CASH

        Restricted cash that guarantees issued letters of credit that mature or expire in more than one year are reported as long-term other assets in the condensed consolidated balance sheet. Long-term restricted cash at June 30, 2005 was $0.4 million.

        INVENTORIES

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

                         VYTERIS HOLDINGS (NEVADA), INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


        PROPERTY AND EQUIPMENT, NET

        Property and equipment, net is stated at cost, except for certain manufacturing equipment acquired in connection with the Transaction Agreement, which is recorded at the fair value of the equipment on the date of acquisition. Depreciation and amortization of property and equipment is provided on a straight-line basis over the asset's estimated useful life or related lease term as follows:

        Leasehold improvements............................        2 - 10 years
        Furniture, machinery and equipment................            5  years
        Computer software and hardware....................            3  years

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

        FEASIBILITY STUDIES. The Company conducts feasibility studies to demonstrate the viability of its technology to interest potential partners to enter into a development, marketing and supply partnership. Revenues on feasibility studies are measured using the proportional performance method of accounting. Such studies are typically completed within a one- to three-month period. Revenue producing feasibility studies do not occur regularly, are priced at what the Company anticipates the actual costs will be and are not expected to produce material revenues or a profit. When applying the proportional performance method, the Company relies on total expected input (contract) costs in order to determine the amount of revenue earned to date. The Company follows this method because reasonably dependable estimates of the revenue applicable to various contract milestones can be made. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the contract period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss in the period in which the anticipated loss becomes known. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue. The reimbursements are included in other revenue on the condensed consolidated statement of operations.

        DEFERRED REVENUE. The Company uses revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force, EITF, Issue 00-21 Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where the Company has an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized into license fees in the statement of operations over the term of the performance obligation.

                         VYTERIS HOLDINGS (NEVADA), INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


        REVENUES FROM REIMBURSEMENT OF DEVELOPMENT COSTS. In accordance with EITF No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, the Company recognizes revenues for the reimbursement of development costs when it bears all the risk for selection of and payment to vendors and employees.

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

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               JUNE 30,                        JUNE 30,
                                                    -------------------------------------------------------------
                                                         2005            2004            2005            2004
                                                    -------------   -------------   -------------   -------------
Net loss, as reported.............................. $  (5,166,027)  $  (5,537,735)  $  (9,423,922)  $  (9,303,618)
Add: stock-based employee compensation expense
  included in reported net loss....................        52,875          69,946         102,748          86,646
Deduct: stock-based employee compensation
  expense determined under fair value based
  method for all awards............................    (2,354,600)       (147,384)     (2,433,061)       (187,097)
                                                    -------------   -------------   -------------   -------------
Pro forma net loss................................. $  (7,467,752)  $  (5,615,173)  $ (11,754,235)  $  (9,404,069)
                                                    =============   =============   =============   =============

Net loss per common share:
  Basic and diluted, as reported................... $       (0.27)  $       (0.53)  $       (0.49)  $       (1.65)
  Basic and diluted, pro forma..................... $       (0.39)  $       (0.54)  $       (0.61)  $       (1.67)
Weighted average number of common shares:
  Basic and diluted................................    19,293,858      10,401,781      19,293,858       5,633,556

        For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the option vesting periods. The fair value of each option granted prior to the Merger was estimated using a minimum value option-pricing model and subsequent to the Merger using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                         VYTERIS HOLDINGS (NEVADA), INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               JUNE 30,                        JUNE 30,
                                                    -------------------------------------------------------------
                                                         2005            2004            2005            2004
                                                    -------------   -------------   -------------   -------------
Expected holding period (years)...................            6.0             6.0             6.0             6.0
Risk-free interest rate ..........................          3.97%           4.10%           3.97%           4.09%
Dividend yield....................................             0%              0%              0%              0%
Fair value of options granted.....................          $2.41           $0.69           $2.41           $0.69
Excepted volatility ..............................          97.0%             (1)           97.0%             (1)

        (1) Options granted prior to the Merger estimated using a minimum value option-pricing model.

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

        During the second quarter of 2004, a total of 53,598 of the cancelled stock options were reissued with an exercise price of $1.90. In accordance with APB No. 25 and Financial Accounting Standards Board (the "FASB") Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, the reissued options are accounted for as a direct re-pricing, which requires the Company to re-measure the option value until the option is exercised, expired or forfeited.

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

        NET LOSS PER SHARE

        The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic net loss per common share, or Basic EPS, is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share, or Diluted EPS, is computing by dividing net loss by the weighted average number of shares and dilutive common share equivalents then outstanding. Common equivalent shares consist of the incremental common shares issuable upon the exercise

                         VYTERIS HOLDINGS (NEVADA), INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


of stock options and warrants and the conversion of preferred stock. Diluted EPS is identical to Basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive. The Company has calculated the weighted number of shares outstanding reflecting the 4:19:1 Merger ratio and the one for ten reverse stock split authorized by the Company's Board of Directors and stockholders effective May 2, 2005 for all periods presented.

        LONG-LIVED ASSETS

        The Company reviews long-lived assets, including fixed assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. There were no impairment indicators during the period ended June 30, 2005.

        FINANCIAL INSTRUMENTS

        Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities reported in the condensed consolidated balance sheets equal or approximate their fair value due to their short term to maturity.

        SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, specifies that instruments within its scope embody obligations of the issuer and that the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a "freestanding financial instrument" as a financial instrument that (1) is entered into separately and apart from any of the entity's other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. Accordingly, the Company has classified the Vyteris Holdings Series B mandatorily convertible redeemable preferred stock as liabilities in the accompanying condensed consolidated balance sheets.

        RISK AND UNCERTAINTIES

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company deposits its cash and cash equivalents with major financial institutions. At June 30, 2005, the Company had a cash balance in a financial institution that exceeded federal deposit insurance limits. Management believes that credit risk related to this deposit is minimal. The Company extends credit without collateral to companies that contract with it under contract research arrangements.

        The Company purchases raw materials and components from single-source suppliers. Some of those materials or components are custom-made and are the result of long periods of collaboration with suppliers. Although the Company has not experienced significant supply delays attributable to supply changes, the Company believes that, for electrode subcomponents and hydrogel in particular, alternative sources of supply would be difficult to develop over a short period of time. Because the Company has no direct control over its third-party suppliers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary parts or products, the Company may be unable to redesign or adapt its technology to work without such parts or find alternative suppliers or manufacturers. In such events, the Company could experience interruptions, delays, increased costs, or quality control problems.

                         VYTERIS HOLDINGS (NEVADA), INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


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

        The LidoSite product consists of a patch that adheres to the skin and contains the medication and a small reusable battery-powered, wearable electronic dose controller that connects to the patch. The controller that has been developed for LidoSite is a simple, single-pulse device initiated by the push of a button, which turns on the electric current for a ten-minute interval as it delivers the drug. Sophisticated control circuitry senses the skin's electrical resistance and limits the amount of current that is delivered to a safe, comfortable level, thereby automatically adapting to a wide range of skin types and characteristics. The controller is designed to provide up to 99 applications of the LidoSite product.

        Commercial distribution of the LidoSite product began on March 1, 2005. Since that date, B. Braun has conducted trials of the LidoSite product at selected hospitals. A limited number of controllers distributed to hospitals for such trials have not performed in accordance with the Company's expectations. Certain of those controllers were unable to detect the insertion of a LidoSite patch after a period of usage that was less than 99 applications, requiring the clinician administering the dose to apply another controller to deliver the medication from the patch. This condition was determined to present no hazard to the patient or clinician as the controllers circuitry was able to detect this condition each time and indicate to the clinician to replace the controller unit, whereupon delivery of the dosage was able to occur. As a result of this condition the Company has performed a design review of the controller and is in the process of making mechanical changes to the connector of the LidoSite controller which the Company believes will alleviate this problem. B. Braun has determined that this condition presents an inconvenience to the clinician and until the redesigned controllers are delivered to B. Braun, B. Braun will not expand the number of hospitals currently conducting LidoSite product trials.

        B. Braun has a contractual requirement to issue binding quarterly purchase orders to the Company for the LidoSite product 120 days in advance along with a binding rolling forecast for the subsequent three quarters. As sales of the LidoSite product began on March 1, 2005 and with B. Braun not expanding the number of hospitals currently trialing our product until the redesigned controllers are available, B. Braun and the Company have determined that it is too early in the sales cycle for B. Braun to have sufficient information on which to establish binding orders and binding forecasts. Therefore, the Company has agreed to waive the requirement that B. Braun issue binding quarterly purchase orders, and waiver the minimum purchase requirements, until the controller design changes are completed and the LidoSite product controllers incorporating these changes are delivered to B. Braun.

        RECENTLY ISSUED ACCOUNTING STANDARDS

        As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123 (revised 2004), Share-Based Payment, an Amendment of FASB Statements No. 123 and 95, fair value method will have a significant impact on the Company's result of operations, although it will have no impact on its overall financial position. The impact of adoption of Statement No. 123 (revised 2004) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement No. 123 (revised 2004) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income and earnings per share to its condensed consolidated financial statements. Statement No. 123 (revised
2004) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will

                         VYTERIS HOLDINGS (NEVADA), INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options. The Company must adopt Statement No. 123 (revised 2004) as of the beginning of the first interim period after December 15, 2005.

3.      INVENTORIES, NET

        Inventories consist of the following:

                                                   JUNE 30,    DECEMBER 31,
                                                     2005         2004
                                                 -----------   -----------
                                                 (Unaudited)

        Raw materials......................      $   779,278   $        --
        Work in process....................          868,158            --
        Finished goods.....................          422,344            --
                                                 -----------   -----------
                                                 $ 2,069,780   $        --
                                                 ===========   ===========

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

        Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company recorded in cost of sales a $0.7 million and $1.1 million lower of cost or market adjustment for the three and six-month periods ended June 30, 2005, respectively, in the condensed consolidated statement of operations.

4.      PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

                                                                      JUNE 30,      DECEMBER 31,
                                                                        2005            2004
                                                                   --------------  --------------
                                                                     (Unaudited)
        Manufacturing and laboratory equipment.................... $    1,588,438  $    1,557,083
        Furniture and fixtures....................................         96,306          96,306
        Office equipment..........................................        177,182         150,081
        Leasehold improvements....................................        122,193         122,193
        Software..................................................        102,542         102,542
                                                                   --------------  --------------
                                                                        2,086,661       2,028,205
        Less: Accumulated depreciation and amortization...........     (1,274,134)     (1,045,747)
                                                                   --------------  --------------
                                                                          812,527         982,458
        In-process equipment......................................      2,018,884       1,763,921
        Construction in progress..................................      1,010,454         269,069
                                                                   --------------  --------------
                                                                   $    3,841,865  $    3,015,448
                                                                   ==============  ==============

                         VYTERIS HOLDINGS (NEVADA), INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


        Depreciation and amortization expense, included in cost and expenses in the accompanying condensed consolidated statements of operations, was approximately $115,000 and $102,000 for the three months ended June 30, 2005 and 2004, respectively, and $228,000 and $183,000 for the six months ended June 30, 2005 and 2004, respectively.

        At June 30, 2005 and December 31, 2004, equipment held under capital lease included manufacturing and laboratory equipment and software of approximately $81,000. At June 30, 2005 and December 31, 2004, in-process equipment included advances of approximately $1.7 million and $1.6 million, respectively, for a continuous motion patch machine that is being custom manufactured for the Company. Additionally, at June 30, 2005 and December 31, 2004, in-process equipment included advances of approximately $0.1 million for patch controller manufacturing equipment that is being custom manufactured for the Company.

        Total open purchase commitments related to property and equipment were as follows at June 30, 2005:

                                                               JUNE 30,
                                                                 2005
                                                             ------------
                                                              (Unaudited)

        Continuous motion patch machine....................  $    173,400
        Laboratory equipment and other.....................       119,336
                                                             ------------
                                                             $    292,736
                                                             ============

5.      WORKING CAPITAL FACILITY

        In September 2004, STSG agreed to provide the Company (or, at its option, cause a related party to provide to the Company) with up to $5.0 million in working capital loans in the form of 11.5% secured demand promissory notes (the "Working Capital Facility"). The amount available to be borrowed by the Company is the sum of all accounts receivable less than 60 days past due and the cost of inventory owned by the Company, inclusive of raw materials, work-in-process and finished goods, as calculated in accordance with generally accepted accounting principles. Pursuant to the terms of the Working Capital Facility, amounts drawn under the facility must be repaid on or before November 15, 2005. As consideration for the commitment of the Working Capital Facility, the Company issued a total of 419,000 shares of common stock to Spencer Trask and recorded the fair value of these shares as deferred financing costs of $1.3 million. Each time funds are loaned to the Company under the Working Capital Facility, the Company is required to issue to the lender a common stock purchase warrant to purchase such number of shares equal to the quotient obtained by dividing (i) 40% of the amount loaned by (ii) 3.58. The warrants are exercisable for five years from the date of issuance and have an initial exercise price of $3.58 per share. The Working Capital Facility, when used, will be secured by a first priority lien on all of the Company's assets.

        Notwithstanding the existence of the Working Capital Facility, during the second quarter of 2005 STSG and four related parties of STSG made loans to the Company in the aggregate principal amount of $2.0 million (the "Loan"), and the Company and STSG entered into subscription agreements and security agreements (which are substantially similar to the security agreements provided in connection with the Working Capital Facility) with respect to the Loan. The Company issued an 11.5% secured promissory note to STSG with respect to the Loan, pursuant to which the Loan bears interest at 11.5% per year. STSG may declare the entire principal and accrued interest on the Loan due and payable, and STSG may then proceed to collect such amounts or take such action as a secured creditor, should the Company default on the Loan. At June 30, 2005, accrued and unpaid interest to related parties of approximately $16,000 was recorded in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheet. The Loan converts into the Working Capital Facility if it is not repaid within 60 days. As of June 30, 2005, the Company was in compliance with the Loan's financial covenant requirements.

                         VYTERIS HOLDINGS (NEVADA), INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


        The warrants issued with the Loan are exercisable into the common stock at an exercise price of $4.00 per share. However, if the loan is not repaid within 30 days of its due date, the Company is required to issue additional warrants exercisable into common stock at an exercise price of $4.00 per share. Finally, if the Loan is not repaid within 60 days of its due date, the warrants issued previously and additional warrants issued by the Company would be exercisable into common stock at an exercise price of $3.58 per share (which reflects the number of warrants which would have been issued, and the exercise price, if the Loan had been made pursuant to the terms of the Working Capital Facility in the first instance). If not exercised, the warrants shall expire five years after the issuance date.

        The following table summarizes the key elements of the Loan issued to STSG and four related parties of STSG:

                                                                    ADDITIONAL        ADDITIONAL
                                                                     WARRANTS          WARRANTS
                                                     WARRANTS    ISSUABLE IF THE    ISSUABLE IF THE     WARRANTS
                                                      ISSUED       LOAN IS NOT        LOAN IS NOT        ISSUED
      ISSUANCE         PRINCIPAL      BALANCE AT     WITH THE    REPAID WITHIN 30    REPAID WITHIN        AS OF
        DATE            AMOUNT      JUNE 30, 2005      LOAN           DAYS              60 DAYS       JUNE 30, 2005
---------------------------------------------------------------------------------------------------------------------
May 27, 2005         $    500,000    $   500,000       6,250          6,309             43,307           12,559
June 2, 2005            1,000,000      1,000,000      12,500         12,618             86,614           12,500
June 27, 2005             500,000        500,000       6,250          6,309             43,307            6,250
                                   -----------------
                                       2,000,000

Less discount from issuance of
     warrants                            (50,669)
                                   -----------------
                                     $ 1,949,331
                                   =================

        As of June 30, 2005, the Company issued warrants to purchase a total of 31,309 shares of the Company's common stock at an exercise price of $4.00 per share. Management estimated that the warrants had an aggregate fair value of approximately $0.1 million based on a valuation on each of the respective dates of issue. Therefore, the Company recorded an aggregate discount on the Loan of approximately $0.1 million. The discount is amortized over each of the respective issuance dates and included in interest expense to related parties in the accompanying condensed consolidated statements of operation.

6.      ACCRUED REGISTRATION RIGHTS PENALTY

        Immediately prior to the consummation of the Merger, the Company consummated a $15.1 million private placement transaction (the "September Private Placement"). The Company issued units (the "Units") covering a total of 4,206,792 shares of common stock and warrants to purchase a total of 1,051,698 shares of common stock (the "Recent Warrants"). Net proceeds to the Company from the September Private Placement were approximately $12.0 million. The Recent Warrants have an initial exercise price equal to $4.47 per share. The Recent Warrants are exercisable immediately upon issuance and have a term of five years. The September Private Placement included the conversion of $1.6 million of loans made to the Company during the month of September 2004 by STSG and certain of its related parties.

        During March, April and May of 2004, the Company issued $8.5 million of 8% convertible secured promissory notes, maturing December 31, 2004 (the "December Notes") in a private placement transaction. In connection with the issuance of the December Notes, warrants were issued to purchase a total of 1,708,226 shares of common stock at an exercise price of $2.39 per share. The warrants have an expiration date of five years from the date of issuance.

                         VYTERIS HOLDINGS (NEVADA), INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


Simultaneously with the closing of the September Private Placement, the $8.5 million principal amount of the December Notes converted into a total of 3,560,453 shares of common stock.

        In connection with the September Private Placement, the Company filed a registration statement with the Securities and Exchange Commission (the "SEC") relating to the resale of shares of its common stock. Since that registration statement was not declared effective by the SEC by February 25, 2005, the Company was obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continues, an amount equal to 2% of such purchase price, until the Company cured the delay, with an overall cap on such registration rights penalty, or liquidated damages, of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect the Company's financial condition.

7.      ACCRUED EXPENSES AND OTHER LIABILITIES

        Accrued expenses and other liabilities consist of the following:

                                                                               JUNE 30,      DECEMBER 31,
                                                                                 2005           2004
                                                                              -----------    -----------
                                                                              (Unaudited)
        Compensation and benefits..........................................   $   258,077    $   373,260
        Accrued development billings in excess of amounts earned...........       460,276             --
        Accrued accounting fees............................................       205,952        265,000
        Deferred revenue, current portion..................................       127,179         75,455
        Due to a related party.............................................        71,587         71,587
        Current portion of capital lease obligation........................        15,462         18,609
        Other..............................................................       346,334        207,922
                                                                              -----------    -----------
                                                                              $ 1,484,867    $ 1,011,833
                                                                              ===========    ===========

8.      RECAPITALIZATION TRANSACTION

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

                         VYTERIS HOLDINGS (NEVADA), INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


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

        The Company accrued interest of $0.3 million in the six months ended June 30, 2005 on the Vyteris Holdings Series B convertible redeemable preferred stock by recognizing $0.3 million of interest expense to related parties in the accompanying condensed consolidated statements of operation and increasing the redemption value of the Series B convertible redeemable preferred stock by $0.3 million.

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

        In accordance with EITF Issue No. 00-27, Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments, EITF No. 00-27, the Company utilized the most favorable conversion price that would be in effect at the conversion date to determine if there would be a beneficial conversion feature in connection with the Vyteris Holdings Series B convertible redeemable preferred stock. The Vyteris Holdings Series B convertible redeemable preferred stock did not have a beneficial conversion feature at the commitment date since even though the conversion has three different conversion prices depending upon how long the shares were held, the most favorable conversion price was $3.60 per share, which was still in excess of the $2.20 fair value of a common share at the date of the issuance of the Vyteris Holdings Series B convertible redeemable preferred stock. If there had been any intrinsic value at the commitment date, it would not be recognized until and unless the triggering event occurred.

        Since these transactions were between the Company and its majority shareholder, the transactions were treated as capital transactions and no gain or loss has been reflected in the accompanying condensed consolidated financial statements.

                         VYTERIS HOLDINGS (NEVADA), INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


9.      RELATED PARTY TRANSACTIONS

        In addition to the Transaction Agreement described in Notes 1, the Working Capital Facility and the Loan described in Note 5 and the Recapitalization Transaction described in Note 8, the Company had the following related party transactions through June 30, 2005:

        o At June 30, 2005 and December 31, 2004, approximately $61,000 is included accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets for amounts owed to Spencer Trask and Spencer Trask Ventures, Inc. for certain expenses paid on behalf of the Company.

        o During December 2001, $10,000 of Spencer Trask's funds were deposited in the Company's bank account in error by the Company's bank. Therefore, At June 30, 2005 and December 31, 2004, $10,000 is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

        o At June 30, 2005 and December 31, 2004, approximately $30,000 is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets for amounts owed to a related party for operating facility expenses.

        o During each of the six months ended June 30, 2005 and 2004, the Company made minimum lease payments of approximately $0.2 million and $0.1 million, respectively, under a non-cancelable operating sublease with a related party for office and facility space.

        o On April 26, 2005, the Company announced the appointment of Russell O. Potts, Ph.D. to its Board of Directors. Dr. Potts is a member of our Scientific Advisory Board and has served the Company as an independent consultant in drug delivery, glucose monitoring and medical devices since April 2003. During the six months ended June 30, 2005, we have paid Dr. Potts approximately $5,000 for his consulting services.

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

10.     COMMITMENTS AND CONTINGENCIES

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

                         VYTERIS HOLDINGS (NEVADA), INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


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

11.     LOSS PER SHARE

        The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share after giving effect to the Merger.

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               JUNE 30,                        JUNE 30,
                                                    -------------------------------------------------------------
                                                         2005            2004            2005            2004
                                                    -------------   -------------   -------------   -------------
Numerator:
     Net loss..................................     $  (5,166,027)  $  (5,537,735)  $  (9,423,922)  $  (9,303,618)
Denominator:
     Weighted average shares...................        19,293,858      10,401,781      19,293,858       5,633,556
                                                    -------------   -------------   -------------   -------------
Basic and diluted net loss per share...........     $       (0.27)  $       (0.53)  $       (0.49)  $      (1.65)
                                                    =============   =============   =============   =============

        The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period.

                                                           JUNE 30,
                                                     2005           2004
                                                 -----------    -----------
        Convertible preferred stock............      785,625        820,542
        Convertible debt.......................           --      3,612,828
        Warrants...............................    5,241,309      2,869,312
        Options................................    2,901,301        573,618
        B. Braun purchase right................           --         38,797
                                                 -----------    -----------
         Total.................................    8,928,235      7,915,097
                                                 ===========    ===========

        In June 2004 the Company entered into a two-year employment contract with its chief executive officer. The contract calls for the issuance of options to purchase common stock upon the closing of a financing or series of financings (including the September Private Placement and the offering of the December Notes and the related warrants) aggregating up to $27 million, such that the chief executive officer's total potential ownership of the Company is equal to 4% of the shares outstanding after such financing or series of financing.

12.     SUBSEQUENT EVENTS

        In July 2005, STSG made loans to the Company in the aggregate principal amount of $0.5 million and the Company and STSG entered into subscription agreements and security agreements (which are substantially similar to the security agreements provided in connection with the Working Capital Facility). The Company issued an 11.5% Secured Promissory Note to STSG, pursuant to which the loan bears interest at 11.5% per year. These loans convert into the Working Capital Facility if they are not repaid within 60 days and have the same terms and conditions as the Loan described in Note 5.

                         VYTERIS HOLDINGS (NEVADA), INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


        In connection with the loans, the Company issued warrants to purchase a total of 6,250 shares of the Company's common stock at an exercise price of $4.00 per share. If the loans are not repaid within 30 days of their due dates, the Company is required to issue an additional 6,309 warrants exercisable into common stock at an exercise price of $4.00 per share. Finally, if the loans are not repaid within 60 days of their due date, the warrants issued previously by the Company would be exercisable into a maximum 55,866 shares of common stock at an exercise price of $3.58 per share. If not exercised, the warrants shall expire five years after the issuance date.

        On August 2, 2005, Qubit Holdings, LLC ("Qubit") delivered $1.0 million to the Company on the following terms: a three year senior secured convertible debenture, with 8% interest payable quarterly (which could, upon the occurrence of certain events, increase to 10% interest), with payments of amortized principal made in cash or, upon the occurrence of certain circumstances, registered shares of Company common stock valued at a discount to the 5-day variable weighted average price. The debenture would be convertible at the option of Qubit and, subject to the achievement of certain milestones, the Company could force conversion or could redeem the debenture. The Company expects to issue to Qubit a seven-year warrant for $0.5 million of common stock, exercisable at 120% of the conversion price of the debenture.

        On August 19, 2005, the Company entered into a securities purchase agreement with certain institutional investors for the private placement of an aggregate of $10.0 million of senior secured convertible debentures (the "August Financing"). The August Financing investors are committed to closing the August Financing upon the filing of the Company's Form 10-QSB for the quarterly period ended June 30, 2005. The August Financing includes the conversion of the August 2, 2005 $1.0 million loan from Qubit.

        The summary terms of the August Financing are as follows:

        o Issuance of $10.0 million of senior secured convertible debentures (the "Secured Debentures"), bearing interest at 8% per annum and convertible into common stock at $2.40 per share. Approximately $1.4 million of the proceeds received on the sale of the Secured Debentures are to be placed in escrow for the payment of interest on the Secured Debentures.

        o Issuance of warrants to purchase 50% of the number of shares that would be issuable on the conversion of the Secured Debentures at $2.88 per share (the "Initial Warrants").

        o Issuance of an option to each investor to purchase a senior convertible debenture (the "Optional Debenture") with a principal amount equal to or, at the election of each investor, less than 50% of the principal amount of the Secured Debentures purchased by each such investor together with a warrant (the "Optional Warrants") to purchase 50% of the number of shares that would be issuable on the conversion of the Optional Debentures.

        o A registration rights agreement for the registration, under the Securities Act of 1933, of the shares of common stock issuable pursuant to the conversion of the Secured Debentures and the exercise of the Initial Warrants and a registration rights agreement, if any Optional Debentures are purchased, for the registration, under the Securities Act of 1933, of the shares of common stock to be issued pursuant to the conversion of the Optional Debentures and exercise of Optional Warrants.

        o A security agreement in favor of the investors providing for a first priority interest in substantially all of the assets of the Company.

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

        The condensed consolidated balance sheet as of June 30, 2005 and December 31, 2004 and the condensed consolidated statements of operations for the periods ended June 30, 2005 and 2004 consolidate the historical financial statements of Vyteris Holdings with Vyteris, Inc. after giving effect to the Merger, with Vyteris, Inc. as the accounting acquiror, by recording the transaction as the issuance of Vyteris, Inc. stock for the net monetary assets of Vyteris Holdings, accompanied by a recapitalization with no goodwill or other intangibles recorded. Vyteris Holdings had been engaged in the development and operations of mining properties until 1957, when the operations were abandoned and Vyteris Holdings became inactive. Vyteris Holdings was a "development stage enterprise" until January 1, 2005.

OVERVIEW

        On June 30, 2005 our cash position was $0.3 million. In addition, Spencer Trask Specialty Group, LLC, or STSG, has agreed to provide us with up to $5.0 million in a Working Capital Facility. The borrowing base for the Working Capital Facility is the lesser of $5.0 million or the sum of qualifying accounts receivable and inventory balances. We expect to draw up to our borrowing base during the third quarter of 2005. Our borrowing base at June 30, 2005 was $2.4 million, of which we had borrowed $2.0 million from STSG and four related parties of STSG as of June 30, 2005. In July 2005, STSG made loans to the Company in the aggregate principal amount of $0.5 million. On August 19, 2005, we entered into a securities purchase agreement with certain institutional investors for the private placement of an aggregate of $10.0 million of senior secured convertible debentures (the "August Financing"). The Company believes that the net proceeds from these financings provide sufficient funds for our operations through December 2005. Subsequent financings will be required to fund our operations after December 2005, to develop new applications of out technologies, to respond to competitive pressures and/or to acquire or invest in complementary businesses, technologies or services. Additional funding may not be available on favorable terms or at all.

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

        Our projected maximum production capacity for the LidoSite product is 2 million units per year on our current equipment. At this production level we do not anticipate making the units cost-effectively and expect to post a loss from the sale of LidoSite in the first year. In order to manufacture the product cost-effectively we need to increase our manufacturing efficiency. We are in the process of executing a manufacturing capacity expansion plan, which we believe will result in increased efficiency, through the leasing of additional manufacturing space and the acquisition of a second manufacturing line that is expected to operate at four to five times the capacity of our current equipment. This manufacturing expansion plan is dependent on us raising sufficient capital and is expected to be completed within 12 months of raising sufficient capital. Our manufacturing expansion plan may be adversely impacted by unanticipated cost overruns and/or shortages of supply over which we have no control.

        The LidoSite product consists of a patch that adheres to the skin and contains the medication and a small reusable battery-powered, wearable electronic dose controller that connects to the patch. The controller that has been developed for LidoSite is a simple, single-pulse device initiated by the push of a button, which turns on the electric current for a ten-minute interval as it delivers the drug. Sophisticated control circuitry senses the skin's electrical resistance and limits the amount of current that is delivered to a safe, comfortable level, thereby automatically adapting to a wide range of skin types and characteristics. The controller is designed to provide up to 99 applications of the LidoSite product.

        Commercial distribution of the LidoSite product began on March 1, 2005. Since that date, B. Braun has conducted trials of the LidoSite product at selected hospitals. A limited number of controllers distributed to hospitals for such trials have not performed in accordance with our expectations. Certain of those controllers were unable to detect the insertion of a LidoSite patch after a period of usage that was less than 99 applications, requiring the clinician administering the dose to apply another controller to deliver the medication from the patch. This condition was determined to present no hazard to the patient or clinician as the controllers circuitry was able to detect this condition each time and indicate to the clinician to replace the controller unit, whereupon delivery of the dosage was able to occur. As a result of this condition we have performed a design review of the controller and are in the process of making mechanical changes to the connector of the LidoSite controller which we believe will alleviate this problem. B. Braun has determined that this condition presents an inconvenience to the clinician and until the redesigned controllers are delivered to B. Braun, B. Braun will not expand the number of hospitals currently conducting LidoSite product trials.

        B. Braun has a contractual requirement to issue binding quarterly purchase orders to us for the LidoSite product 120 days in advance along with a binding rolling forecast for the subsequent three quarters. As sales of the LidoSite product began on March 1, 2005 and with B. Braun not expanding the number of hospitals currently trialing our product until the redesigned controllers are available, B. Braun and Vyteris Holdings have determined that it is too early in the sales cycle for B. Braun to have sufficient information on which to establish binding orders and binding forecasts. Therefore, we have agreed to waive the requirement that B. Braun issue binding quarterly purchase orders, and waiver the minimum purchase requirements, until the controller design changes are completed and the LidoSite product controllers incorporating these changes are delivered to B. Braun.

        As of June 30, 2005, B. Braun had approximately 155,000 LidoSite patches in inventory and we have approximately 145,000 additional LidoSite patches in our finished goods inventory and 237,000 additional patches in quality release testing. With the distribution network now fully stocked and with B. Braun having made the determination that it will not expand the number of hospitals currently trailing our product until the controller is redesigned, we do not anticipate shipping LidoSite patches to B. Braun during the third quarter of 2005; therefore we expect minimal product sales revenues for the coming quarter.

        Other than the electronic controller-related instances mentioned above, it is our understanding that hospitals are reporting generally acceptable performance of the LidoSite product. There have been reports, by a few hospitals, of non-serious skin reactions consistent with those experienced during our clinical trials. Such reports of skin reactions include incidences of burns, which upon investigation, we believe are due to mishandling of the patch during use and not manufacturing defects. These types of burns are not serious and are a known and expected side effect if not used according to the instruction for use contained within the package insert. To minimize any incidence of skin reactions in the future, we and B. Braun are in the process of developing and implementing a field sales training program specifically designed to improve the education of the sales force and user on the handling of the LidoSite patch in the field and, thereby, guarding against the possibility of adverse events in the field.

        Our package insert states the following with respect to expected adverse events:

        "SKIN REACTIONS: Iontophoresis can cause skin irritation, burning sensation and/or burns. Patients should be warned of the possibilities and alerted to early signs such as itching or warmth. Patients should be instructed to notify appropriate personnel as soon as symptoms are detected. Longer than recommended durations of application, repeat applications or continued application after the occurrence of symptoms may increase the risk of local skin irritation or injury.

        MOST COMMON ADVERSE EVENTS: In placebo-controlled studies with LidoSite System, 4.5% of patients on placebo (N=333) and 4.5% of patients on LidoSite System (N=330) reported an adverse event. Because the placebo groups were not "no treatment" groups, but instead generally utilized an unaltered LidoSite patch or an epinephrine only-containing patch with application of current, comparing the incidence of adverse events between the placebo and LidoSite system groups may not fully elucidate the incidence of adverse events that are attributable to iontophoresis, epinephrine or local irritation from patch application. In these studies, adverse events that occurred at a higher incidence in LidoSite system treated subjects compared to placebo treated subjects included subcutaneous hematoma

(0.9% vs. 0.3%) and vasoconstriction (0.9% vs. 0.3%). In one study, the incidence of application site papules was reported to be as high as 12% and in another study the incidence of burns was reported to be as high as 8%. There were no serious adverse events attributed to LidoSite system treatment. In the overall safety database (812 patients administered LidoSite system) 0.8% of patients discontinued due to an adverse event. The most common reasons for discontinuation were: application site pain, N=4 (0.5%), application site burning, N=3 (0.4%), and pruritus, N=1 (0.1%).

        The most frequently observed adverse events from all studies are presented below:

               SUMMARY OF MOST FREQUENTLY OBSERVED ADVERSE EVENTS
                   FROM ALL STUDIES INVOLVING LIDOSITE SYSTEM

------------------------------- ---------------------- ------------------------------------------------------------
                                                                               Placebo
                                    LidoSite(TM)        LidoSite(TM) System without   LidoSite(TM) Patch without
                                   System(Ns=827,          lidocaine (Ns=308,           application of current
                                      Nt=925)1                  Nt=308)1                    (Ns=25, Nt=25)1
        Adverse Event                   n (%)                     n (%)                           n(%)
------------------------------- ---------------------- --------------------------- --------------------------------
Pain/burning sensation with
    iontophoresis                     22 (2.4)                  18 (5.8)                          0
------------------------------- ---------------------- --------------------------- --------------------------------
Rash (includes macular &
    papular)                          45 (4.9)                     0                              0
------------------------------- ---------------------- --------------------------- --------------------------------
Burns                                 13 (1.4)                  1 (0.3)                           0
------------------------------- ---------------------- --------------------------- --------------------------------
Subcutaneous hematoma                  3 (0.3)                  1 (0.3)                           0
------------------------------- ---------------------- --------------------------- --------------------------------
Marked vasoconstriction                3 (0.3)                  2 (0.6)                           0
------------------------------- ---------------------- --------------------------- --------------------------------
Erythema                               1 (0.1)                     0                              0
------------------------------- ---------------------- --------------------------- --------------------------------
Urticaria                              1 (0.1)                     0                              0
------------------------------- ---------------------- --------------------------- --------------------------------

        1Ns=Number of Subjects, Nt=Number of Treatments; % computed based on the number of treatments (Nt);

        In three Pharmacokinetic studies each subject received three treatments during the study."

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

        On June 2, 2005, Ferring submitted an investigational new drug ("IND") application to the FDA in preparation for the initiation of clinical trials on a new transdermal product to treat female infertility. Clearance from the FDA was received on July 2, 2005 and Ferring initiated clinical studies on July 18, 2005. Upon Ferring's submission of the IND to the FDA, we earned a $0.3 million milestone payment from Ferring.

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

        FEASIBILITY STUDIES. We conduct feasibility studies to demonstrate the viability of our technology to interest potential partners to enter into a development, marketing and supply partnership. Revenues on feasibility studies are measured using the proportional performance method of accounting. Such studies are typically completed within a one- to three-month period. Revenue producing feasibility studies do not occur regularly, are priced at what we anticipate the actual costs will be and are not expected to produce material revenues or a profit. When applying the proportional performance method, we rely on total expected input (contract) costs in order to determine the amount of revenue earned to date. We follow this method because reasonably dependable estimates of the revenue applicable to various contract milestones can be made. We monitor estimates of total contract revenues and cost on a routine basis throughout the contract period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss in the period in which the anticipated loss becomes known. We issue invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue. The reimbursements are included in other revenue on the condensed consolidated statement of operations.

        DEFERRED REVENUE. Vyteris Holdings uses revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force, EITF, Issue 00-21 Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where the Company has an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized into license fees in the statement of operations over the term of the performance obligation.

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

        In connection with our private placement transaction in the third quarter of 2004, we filed a registration statement with the SEC relating to the resale of shares of Vyteris Holdings common stock. Our registration statement filed with the SEC was declared effective on May 12, 2005 and our common stock began trading on the over-the-counter market ("OTC") bulletin board on May 18, 2005. Prior to the Merger with Vyteris Holdings in September 2004, Vyteris was a private company. Therefore determining the fair value of our common stock involves significant estimates and judgments. In considering the fair value of the underlying stock when we grant options, we consider several factors, including third party valuations and the fair values established by market transactions. Stock-based compensation includes estimates of when stock options might be exercised and stock price volatility. The timing for exercise of options is out of our control and will depend, among other things, upon a variety of factors, including our market value and the financial objectives of the holders of the options. We have limited historical data to determine volatility in accordance with Black-Scholes modeling. In addition, future volatility is inherently uncertain and the model has its limitations. These estimates can have a material impact on stock-based compensation expense in our condensed consolidated statement of operations but will have no impact on our cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

        As permitted by SFAS, No. 123, we currently account for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123 (revised 2004), Share-Based Payment, an Amendment of Financial Accounting Standards Board, or FASB, Statements No. 123 and 95, fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement No. 123 (revised 2004) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement No. 123 (revised 2004) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income and earnings per share to our consolidated financial statements. Statement No. 123 (revised 2004) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

CONSOLIDATED RESULTS OF OPERATIONS

        The following table sets forth the percentage increases or (decreases) in certain line items on our condensed consolidated statement of operations for the three and six months ended June 30, 2005 and 2004.

                                                          THREE MONTHS              SIX MONTHS
                                                              ENDED                    ENDED
                                                          JUNE 30, 2005            JUNE 30, 2005
                                                             VERSUS                   VERSUS
                                                          JUNE 30, 2004            JUNE 30, 2004
                                                          -------------            -------------
        Revenues.....................................           682.8%                 1,546.4%
        Cost of sales................................           100.0%                   100.0%
        Research and development expense.............          (35.8)%                  (37.5)%
        General and administrative expense...........           102.8%                   100.2%
        Registration rights penalty..................           100.0%                   100.0%
        Interest (income) expense, net...............          (75.1)%                  (63.7)%
        Net loss.....................................           (6.7)%                     1.3%

COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

        REVENUES

        Our revenues are derived primarily from reimbursement of development costs, sales of our LidoSite product to B. Braun and research feasibility studies for pharmaceutical companies. Total revenues were $0.5 million in the three months ended June 30, 2005, compared to $0.1 million in the three months ended June 30, 2004, an increase of 682.8% or $0.4 million. The increase in revenues in three months ended June 30, 2005 primarily relates to the incremental increase of reimbursement of development costs of approximately $0.4 million as compared to the same period last year.

        In November 2004, we entered into an agreement with Ferring for the development, licensing and supply of a product for female infertility. Product development activities and related revenues commenced during the fourth quarter of 2004. Upon signing the agreement, we received an upfront nonrefundable license fee payment of $0.25 million. Additionally, we could receive up to an additional $8.7 million in payments upon the completion of significant milestones during the implementation of the development plan. When the product is commercially launched, we will receive a transfer price based on the number of patches purchased and revenue share payments based upon a percentage of net sales; however, commercial launch is several years away. In addition, Ferring reimburses a percentage of our product development activities. License fees revenues are deferred and recognized over the term of the agreement and reimbursement of product development activities are recognized when we incur a reimbursable expense. This agreement may be canceled on short notice and may be terminated in the event that we do not maintain at least three months' cash, as defined in the agreement, during the development period. Ferring has provisionally allowed our borrowing base under the Working Capital Facility to be counted towards the three months' cash requirement, as defined in the agreement, without this provisional allowance we would be in violation of this term of the agreement.

        As of June 30, 2005, B. Braun has approximately 155,000 LidoSite patches in inventory and we have approximately 145,000 additional LidoSite patches in our finished goods inventory and 237,000 additional patches in quality release testing. With the distribution network now fully stocked, we do not anticipate shipping LidoSite patches to B. Braun during the third quarter of 2005; therefore we expect minimal product sales revenues for the coming quarter.

        COST OF SALES

        Cost of sales for the three months ended June 30, 2005 amounted to $1.2 million. There was no cost of sales for the comparable period in 2004, as the commercial launch of the product, LidoSite, occurred in 2005. All inventory costs incurred in preparing for our commercial launch that must be approved by the FDA before commercial sales could commence, were expensed as incurred including raw materials costs, manufacturing labor and allocation of overhead. Subsequent to the FDA's approval in January 2005, all such costs were capitalized as inventory. Certain costs associated with the products sold during the second quarter were incurred prior to January 2005; therefore, expensed as incurred. If the costs incurred prior to January 2005 were not expensed as incurred, our cost of sales amount would have been materially larger. We experienced a negative gross margin (product sales, less cost of sales) during the June 2005 quarter of $1.2 million. We expect to continue to experience negative gross margins in the foreseeable future periods until our sales increase and until we have completed our manufacturing capacity expansion plan. During the three-month period ended June 30, 2005, cost of sales includes a $0.7 million inventory adjustment to value our inventory at lower of cost or market.

        RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses were $1.8 million in the three months ended June 30, 2005, compared to $2.8 million in the three months ended June 30, 2004, a decrease of 35.8% or $1.0 million. This decrease is primarily due to expensing as incurred during 2004 of all costs related to the development of, and gaining regulatory approval of our LidoSite product, and all costs incurred in preparing for its commercial launch, including raw materials costs, manufacturing labor and allocation of overhead. Subsequent to the FDA's approval to commence commercial sales of LidoSite in January 2005, all such costs were capitalized as inventory or recorded in engineering, quality assurance and regulatory costs. Our research and development expenses associated with LidoSite were reduced in the first part of 2005 as a result of this accounting treatment; however, we do not expect our total cash outlays to be less. Partially offsetting the decrease in research and development expenses in the three months ended June 30, 2005, was approximately $0.2 million of product development activities in connection with the development and marketing agreement and a supply agreement with Ferring which commenced during the fourth quarter of 2004.

        GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses were $1.4 million in the three months ended June 30, 2005, compared to $0.7 million for the comparable period in 2004, an increase of 102.8% or $0.7 million. This increase of $0.7 million is principally attributable to the $0.1 million in quality assurance and regulatory costs, additional headcount and various general and administrative costs required to operate as a public company. There were no quality assurance and regulatory costs recognized as general and administrative expenses in the comparable period in the prior year as all costs incurred in preparing for the commercial launch of our LidoSite product subsequent to the FDA's approval to commence commercial sales of LidoSite in January 2005 was included in research and development expense.

        REGISTRATION RIGHTS PENALTY

        Registration rights penalty for the three months ended June 30, 2005 amounted to $0.7 million. There was no registration rights penalty for the comparable period in 2004. In connection with our private placement transaction in the third quarter of 2004, we filed a registration statement with the SEC relating to the resale of shares of Vyteris Holdings common stock. Since that registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay a registration rights penalty to certain stockholders. In each of the first and second quarters of 2005, we accrued a registration rights penalty of approximately $0.7 million for the delay in having our registration statement on Form SB-2 declared effective by the SEC. The registration statement was declared effective on the May 12, 2005 resulting in an obligation to pay liquidated damages of approximately $1.4 million, which payment would materially adversely affect the our financial condition.

        INTEREST (INCOME) EXPENSE, NET

        Interest (income) expense, net were $0.5 million in the three months ended June 30, 2005, compared to $2.0 million for the comparable period in 2004, a decrease of 75.1% or $1.5 million. This decrease of $1.5 million is principally attributable to $1.9 million of non-cash interest expense related to the fair value of warrants issued with, and beneficial conversion associated with, the bridge notes issued in March, April and May 2004. In the three months ended June 30, 2005, interest (income) expense, net consists primarily of amortization of deferred financing costs of $0.3 million on the Working Capital Facility and accrued dividends on the Vyteris Holdings Series B convertible redeemable preferred stock of $0.2 million.

COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

        REVENUES

        Our revenues are derived primarily from reimbursement of development costs, sales of our LidoSite product to B. Braun and research feasibility studies for pharmaceutical companies. Total revenues were $1.0 million in the six months ended June 30, 2005, compared to $0.1 million in the six months ended June 30, 2004, an increase of 1,546.4% or $0.9 million. The increase in revenues in 2005 primarily relates to the incremental increase of reimbursement of development costs of approximately $0.6 million as compared to the same period last year and to the commencement of sales of our LidoSite product to B. Braun in March 2005 resulting in $0.3 million of revenues. As noted above, we expect minimal revenues from sales of our LidoSite product during the third quarter of 2005.

        COST OF SALES

        Cost of sales for the six months ended June 30, 2005 amounted to $1.8 million. There was no cost of sales for the comparable period in 2004, as the commercial launch of the product, LidoSite, occurred in 2005. All inventory costs incurred in preparing for our commercial launch that must be approved by the FDA before commercial sales could commence, were expensed as incurred including raw materials costs, manufacturing labor and allocation of overhead. Subsequent to the FDA's approval in January 2005, all such costs were capitalized as inventory. Certain costs associated with the products sold during 2005 were incurred prior to January 2005; therefore, expensed as incurred. If the costs incurred prior to January 2005 were not expensed as incurred, our cost of sales amount would have been materially larger. We experienced a negative gross margin (product sales, less cost of sales) during the six months ended June 30, 2005 of $1.5 million. We expect to continue to experience negative gross margins in the foreseeable future periods until our sales increase and until we have completed our manufacturing capacity expansion plan. During the three-month period ended June 30, 2005, cost of sales includes a $1.1 million inventory adjustment to value our inventory at lower of cost or market.

        RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses were $3.3 million in the six months ended June 30, 2005, compared to $5.2 million in the six months ended June 30, 2004, a decrease of 37.5% or $2.0 million. This decrease is primarily due to expensing as incurred during 2004 of all costs related to the development of, and gaining regulatory approval of our LidoSite product, and all costs incurred in preparing for its commercial launch, including raw materials costs, manufacturing labor and allocation of overhead. Subsequent to the FDA's approval to commence commercial sales of LidoSite in January 2005, all such costs were capitalized as inventory or recorded in engineering, quality assurance and regulatory costs. Our research and development expenses associated with LidoSite were reduced in 2005 as a result of this accounting treatment; however, we do not expect our total cash outlays to be less. Partially offsetting the decrease in research and development expenses in the six months ended June 30, 2005, was approximately $0.5 million of product development activities in connection with the development and marketing agreement and a supply agreement with Ferring which commenced during the fourth quarter of 2004.

        GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses were $3.0 million in the six months ended June 30, 2005, compared to $1.5 million for the comparable period in 2004, an increase of 100.2% or $1.5 million. This increase of $1.5 million is principally attributable to the $0.6 million in quality assurance and regulatory costs, additional headcount and various general and administrative costs required to operate as a public company. There were no quality assurance and regulatory costs recognized as general and administrative expenses in the comparable period in the prior year as all costs incurred in preparing for the commercial launch of our LidoSite product subsequent to the FDA's approval to commence commercial sales of LidoSite in January 2005 was included in research and development expense.

        REGISTRATION RIGHTS PENALTY

        Registration rights penalty for the six months ended June 30, 2005 amounted to $1.4 million. There was no registration rights penalty for the comparable period in 2004. In connection with our private placement transaction in the third quarter of 2004, we filed a registration statement with the SEC relating to the resale of shares of Vyteris Holdings common stock. In connection with our private placement transaction in the third quarter of 2004, we filed a registration statement with the SEC relating to the resale of shares of Vyteris Holdings common stock. Since that registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay a registration rights penalty to certain stockholders. The registration statement was declared effective on the May 12, 2005 resulting in a obligation to pay liquidated damages of approximately $1.4 million, which payment would materially adversely affect the our financial condition.

        INTEREST (INCOME) EXPENSE, NET

        Interest (income) expense, net was $1.0 million in the six months ended June 30, 2005, compared to $2.6 million for the comparable period in 2004, a decrease of 63.7% or $1.7 million. This decrease of $1.7 million is principally attributable to $1.9 million of non-cash interest expense related to the fair value of warrants issued with, and beneficial conversion associated with, the bridge notes issued in March, April and May 2004. In the six months ended June 30, 2005, interest (income) expense, net consists primarily of amortization of deferred financing costs of $0.6 million on the Working Capital Facility and accrued dividends on the Vyteris Holdings Series B convertible redeemable preferred stock of $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES

        The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern; however, at our current and planned rate of spending, we believe that our cash and cash equivalents, additional funding received subsequent to June 30, 2005 and the proceeds expected to be provided by the Working Capital Facility are not sufficient to allow us to continue operations beyond December 2005 without additional funding. No assurance can be given that we will be successful in arranging the additional planned financing needed to continue the execution of our business plan, which includes the development of new products. Failure to obtain such financing may require management to substantially curtail operations, which may result in a material adverse effect on our financial position and results of operations. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern.

        We used $6.3 million of net cash in operating activities in the six months ended June 30, 2005 compared to $6.7 million in the same period last year. The principal factors in this use of cash has been our net loss of $9.4 million and increase in inventory of $2.1 million with the commencement of sales of our LidoSite product to B. Braun in March 2005. Partially offsetting this use of cash in operations activities was $1.0 million of depreciation and amortization expense, $1.4 million in accrued liquidated damages and $2.9 million increase in accounts payable, accrued expenses and other liabilities and interest payable to related parties in the six months ended June 30, 2005.

        Net cash used in investing activities was $1.5 million in the six months ended June 30, 2005 compared to $0.1 million in the same period in fiscal 2004. We recently entered into a lease for a second facility to expand our manufacturing capacity and have incurred approximately $0.5 million of capital improvements as of June 30, 2005 preparing this facility for production. We expect to continue to incur substantial expenses in preparing this facility for production. In the first quarter of 2005, we issued to the landlord of this facility a letter of credit secured by $0.4 million. We have classified this amount as long-term other asset in the condensed consolidated balance sheet. Additionally, in 2005 we incurred $0.5 million of capital expenditures to improve our existing research and development facilities and to purchase laboratory equipment.

        Net cash provided by financing activities was $1.6 million in the six months ended June 30, 2005 compared to $7.5 million in the same period in 2004. During the second quarter of 2005, STSG and four related parties of STSG made loans to us in the aggregate principal amount of $2.0 million (the "Loan"). Partially offsetting this increase in financing actives was approximately $0.3 million of disbursements related to the registration of common stock and warrants in the September 2004 private placement transaction with the SEC.

        In September 2004, STSG agreed to provide us (or, at its option, cause a related party to provide to the Company) with up to $5.0 million in working capital loans in the form of 11.5% secured demand promissory notes (the "Working Capital Facility"). The amount available to be borrowed is the sum of all accounts receivable less than 60 days past due and the cost of inventory owned by us, inclusive of raw materials, work-in-process and finished goods, as calculated in accordance with generally accepted accounting principles. Pursuant to the terms of the Working Capital Facility, amounts drawn under the facility must be repaid on or before November 15, 2005. As consideration for the commitment of the Working Capital Facility, we issued a total of 419,000 shares of common stock to Spencer Trask and recorded the fair value of these shares as deferred financing costs of $1.3 million. Each time funds are loaned to us under the Working Capital Facility, we are required to issue to the lender a common stock purchase warrant to purchase such number of shares equal to the quotient obtained by dividing (i) 40% of the amount loaned by (ii) 3.58. The warrants are exercisable for five years from the date of issuance and have an initial exercise price of $3.58 per share. The Working Capital Facility is secured by a first priority lien on all of the Company's assets. We expect to draw up to our borrowing base during the third quarter of 2005. Our borrowing base at June 30, 2005 was $2.4 million, of which we had borrowed $2.0 million.

        With respect to the Loan, Vyteris Holdings and STSG and four related parties of STSG entered into subscription agreements and security agreements (which are substantially similar to the security agreements provided in connection with the Working Capital Facility). We issued an 11.5% Secured Promissory Note to STSG. STSG may declare the entire principal and accrued interest on the Loan due and payable, and STSG may then proceed to collect such amounts or take such action as a secured creditor, should we default on the Loan. The Loan converts into the Working Capital Facility if it is not repaid within 60 days. As of June 30, 2005, Vyteris Holdings was in compliance with the Loan's financial covenant requirements.

        The warrants issued with the Loan are exercisable into the common stock at an exercise price of $4.00 per share. However, if the Loan is not repaid within 30 days of its due date, we are required to issue additional warrants exercisable into common stock at an exercise price of $4.00 per share. Finally, if the Loan is not repaid within 60 days of its due date, the warrants issued with the Loan and additional warrants to be issued would be exercisable into common stock at an exercise price of $3.58 per share (which reflects the number of warrants which would have been issued, and the exercise price, if the Loan had been made pursuant to the terms of the Working Capital Facility in the first instance). If not exercised, the warrants shall expire five years after the issuance date.

        The following table summarizes the key elements of the Loan issued to STSG and four related parties of STSG:

                                                                    ADDITIONAL        ADDITIONAL
                                                                     WARRANTS          WARRANTS
                                                     WARRANTS    ISSUABLE IF THE    ISSUABLE IF THE     WARRANTS
                                                      ISSUED       LOAN IS NOT        LOAN IS NOT        ISSUED
      ISSUANCE         PRINCIPAL      BALANCE AT     WITH THE    REPAID WITHIN 30    REPAID WITHIN        AS OF
        DATE            AMOUNT      JUNE 30, 2005      LOAN           DAYS              60 DAYS       JUNE 30, 2005
---------------------------------------------------------------------------------------------------------------------
May 27, 2005         $   500,000     $    500,000      6,250          6,309             43,307           12,559
June 2, 2005           1,000,000        1,000,000     12,500         12,618             86,614           12,500
June 27, 2005            500,000          500,000      6,250          6,309             43,307            6,250
                                   -----------------
                                        2,000,000
Less discount from issuance of
warrants                                  (50,669)
                                   -----------------
                                     $  1,949,331
                                   =================

        During February 2004, we issued secured promissory notes payable (the "Promissory Notes") with principal of $1.0 million to Spencer Trask and related parties. Each of the Promissory Notes matured 120 days from its respective date of issuance and bore an annual interest rate of 12%, which was payable on maturity, and were convertible into common stock, at the option of the holders under certain circumstances at $2.39 per share.

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

        During March, April and May 2004, we issued $8.0 million of bridge notes, maturing December 31, 2004 (our "December Notes" or our "Bridge Notes"). Additionally, during May 2004, the holders of $0.5 million principal amount of the Promissory Notes issued to related parties converted their notes into the December Notes and warrants. Spencer Trask Ventures, Inc., an affiliate of our controlling stockholder, acted as placement agent in that transaction and received a 10% placement fee, a 3% non-accountable expense allowance and warrants to purchase 1,068,135 shares of our common stock at $2.39 per share as compensation for acting as placement agent. We also issued warrants to the investors to purchase 1,780,226 shares of our common stock at $2.39 per share.

CASH POSITION

        As of June 30, 2005, we had a cash balance of $0.3 million and negative working capital of ($4.1) million as compared with a cash balance of $6.4 million and working capital of $6.2 million at December 31, 2004.

        Subsequent to June 30, 2005, we received $1.5 million of additional funding and entered into a securities purchase agreement with certain institutional investors for the private placement of an additional $9.0 million of funding ($10.0 million including $1.0 million received from Quibit on August 2, 2005). The Company believes that the net proceeds from these financings provide us with sufficient funds for our operations through December 2005. Subsequent financings will be required to fund our operations after December 2005. No assurance can be given that the Company will be successful in arranging the further financing needed to continue the execution of its business plan, which includes the development of new products. Failure to obtain such financing will require management to substantially curtail operations, which will result in a material adverse effect on our financial position and results of operations.

        Although the SEC extended the compliance deadline with Section 404 of the Sarbanes-Oxley Act of 2002 for non-accelerated filers like the Company to its first fiscal year ending on or after July 15, 2006, we are continuing to implement our plan for compliance. We expect that the internal and external costs of complying with the Sarbanes-Oxley Act of 2002 will be substantial in 2005 and 2006.

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

        We have filed a registration statement with the SEC relating to the resale of shares of Vyteris Holdings common stock. Since that registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continued, an amount equal to 2% of such purchase price, until we have cured the delay, with an overall cap on such liquidated damages of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition. This liability is reflected as an accrued liability on our condensed consolidated balance sheet as of June 30, 2005.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

        Our contractual obligations and commitments include obligations associated with capital and operating leases, manufacturing equipment, and employee agreements as set forth in the table below:

                                                            PAYMENTS DUE BY PERIOD AS OF JUNE 30, 2005
                                                  --------------------------------------------------------------
                                                                 LESS THAN                           MORE THAN 5
                                                     TOTAL        1 YEAR     1-3 YEARS   3-5 YEARS     YEARS
                                                  ------------  -----------  ----------  ---------  ------------
        Operating lease obligations..........     $  3,397,405  $   504,720  $  604,467  $ 579,893  $  1,708,325
        Manufacturing equipment..............          173,400      173,400          --         --            --
        Capital lease obligations............           20,060       15,462       4,598         --            --
        Employee agreements..................          273,333      273,333          --         --            --
                                                  ------------  -----------  ----------  ---------  ------------
        Total................................     $  3,864,198  $   966,915  $  609,065  $ 579,893  $  1,708,325
                                                  ============  ===========  ==========  =========  ============

        Effective as of September 28, 2004 upon cancellation of all outstanding shares of the Vyteris Series A convertible preferred stock, the holders of Vyteris Holdings Series B convertible redeemable preferred stock were entitled to receive an annual cash dividend of 8% of the then applicable redemption price, as defined, out of funds legally available, payable quarterly. The dividends with respect to Vyteris Holdings Series B convertible redeemable preferred stock are cumulative (from the time that the Vyteris Series A convertible redeemable preferred stock was retired), whether or not earned or declared and shall be paid quarterly in arrears. All of the outstanding shares of Vyteris Series A convertible redeemable preferred stock were cancelled on September 28, 2004. We accrued interest on the Vyteris Holdings Series B convertible redeemable preferred stock of $0.15 million in each of the first and second quarters of 2005. We expect to accrue dividends of $0.6 million per year until redemption begins.

        We are required to pay Becton Dickinson a royalty in respect of sales of each iontophoresis product stemming from intellectual property received by us from Becton Dickinson as part of our formation. For each such product, on a country-by-country basis, that obligation continues for the later of 10 years after the date of the first commercial sale of such product in a country and the date of the original expiration of the last-to-expire patent related to such product granted in such country. The royalty, which is to be calculated semi-annually, will be equal to the greater of 5% of all direct revenues, as defined below, or 20% of all royalty revenues, with respect to the worldwide sales on a product-by-product basis. No royalties will be earned by Becton Dickinson prior to November 10, 2005. "Direct revenues" are the gross revenues actually received by us from the commercial sale of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges or certain other expenses. "Royalty revenues" are the gross revenues actually received by us from any licensing or other fees directly relating to the licensing of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges and certain other expenses.

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

SUBSEQUENT EVENTS

        In July 2005, STSG made loans to the Company in the aggregate principal amount of $0.5 million and Vyteris Holding and STSG entered into subscription agreements and security agreements (which are substantially similar to the security agreements provided in connection with the Working Capital Facility). The Company issued an 11.5% Secured Promissory Note to STSG, pursuant to which the loan bears interest at 11.5% per year. The loans convert into the Working Capital Facility if they are not repaid within 60 days and have the same terms and conditions as the Loan.

        In connection with the loans, the Company issued warrants to purchase a total of 6,250 shares of the Company's common stock at an exercise price of $4.00 per share. If the loans are not repaid within 30 days of their due dates, the Company is required to issue an additional 6,309 warrants exercisable into common stock at an exercise price of $4.00 per share. Finally, if the loans are not repaid within 60 days of their due date, the warrants issued previously by the Company would be exercisable into a maximum 55,866 shares of common stock at an exercise price of $3.58 per share. If not exercised, the warrants shall expire five years after the issuance date.

        On August 2, 2005, Qubit Holdings, LLC ("Qubit") delivered $1.0 million to Vyteris Holdings on the following terms: a three year senior secured convertible debenture, with 8% interest payable quarterly (which could, upon the occurrence of certain events, increase to 10% interest), with payments of amortized principal made in cash or, upon the occurrence of certain circumstances, registered shares of Vyteris Holdings common stock valued at a discount to the 5-day variable weighted average price. The debenture would be convertible at the option of Qubit and, subject to the achievement of certain milestones, we could force conversion or could redeem the debenture. We expect to issue to Qubit a seven-year warrant for $0.5 million of common stock, exercisable at 120% of the conversion price of the debenture.

        On August 19, 2005, we entered into a securities purchase agreement with certain institutional investors for the private placement of an aggregate of $10.0 million of senior secured convertible debentures (the "August Financing"). The August Financing investors are committed to closing the August Financing upon the filing of the Company's Form 10-QSB for the quarterly period ended June 30, 2005. The August Financing includes the conversion of the August 2, 2005 $1.0 million loan from Qubit.

        The summary terms of the August Financing are as follows:

        o Issuance of $10.0 million of senior secured convertible debentures (the "Secured Debentures"), bearing interest at 8% per annum and convertible into common stock at $2.40 per share. Approximately $1.4 million of the proceeds received on the sale of the Secured Debentures are to be placed in escrow for the payment of interest on the Secured Debentures.

        o Issuance of warrants to purchase 50% of the number of shares that would be issuable on the conversion of the Secured Debentures at $2.88 per share (the "Initial Warrants").

        o Issuance of an option to each investor to purchase a senior convertible debenture (the "Optional Debenture") with a principal amount equal to or, at the election of each investor, less than 50% of the principal amount of the Secured Debentures purchased by each such investor together with a warrant (the "Optional Warrants") to purchase 50% of the number of shares that would be issuable on the conversion of the Optional Debentures.

        o A registration rights agreement for the registration, under the Securities Act of 1933, of the shares of common stock issuable pursuant to the conversion of the Secured Debentures and the exercise of the Initial Warrants and a registration rights agreement, if any Optional Debentures are purchased, for the registration, under the Securities Act of 1933, of the shares of common stock to be issued pursuant to the conversion of the Optional Debentures and exercise of Optional Warrants.

        o A security agreement in favor of the investors providing for a first priority interest in substantially all of our assets.

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

RISK FACTORS

        YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED IN THIS FORM 10-QSB WHEN EVALUATING THE COMPANY AND ITS BUSINESS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS COULD SUFFER. IN THAT CASE, THE PRICE OF OUR COMMON STOCK COULD DECLINE AND OUR STOCKHOLDERS MAY LOSE ALL OR PART OF THEIR INVESTMENT.

RISKS RELATED TO OUR BUSINESS

WE HAVE NEVER BEEN PROFITABLE, WE MAY NEVER BE PROFITABLE, AND, IF WE BECOME PROFITABLE, WE MAY BE UNABLE TO SUSTAIN PROFITABILITY.

        From November 2000 through June 30, 2005, we incurred net losses in excess of $65.5 million, as we have been engaged primarily in clinical testing and development activities until the first quarter of 2005. We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur significant losses for the foreseeable future.

WE MUST RAISE ADDITIONAL CAPITAL, AND IF ADDITIONAL CAPITAL IS NOT AVAILABLE TO US ON ACCEPTABLE TERMS, OR AT ALL, OUR BUSINESS WILL BE MATERIALLY HARMED AND IT WILL BE UNLIKELY THAT WE CAN REMAIN IN BUSINESS.

        Beyond the capital being raised in the August Financing, we will need to raise additional capital by December 31, 2005. We have no commitments from any investor or lender with respect to such financing. We cannot be certain that such capital will be available to us or, if it is available to us, we cannot be certain that such capital will be available on terms that are acceptable to us. Such financing could be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms in a timely fashion, we will be forced to restrict new product development and may be unable to continue our manufacturing and other business operations. If we do not have sufficient capital to support the manufacture of our LidoSite product, we may be unable to remain in business.

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

WE CANNOT BE CERTAIN OF THE PACE AT WHICH OUR DISTRIBUTOR WILL ROLL-OUT OUR LIDOSITE PRODUCT.

        Field trials of our LideSite product have shown, in certain instances, that the controllers in our LidoSite product have not performed in accordance with our expectations. Although this condition was determined to present no hazard to the patient or clinician, our distributor has determined that this condition presents an inconvenience to the clinician and that until we can deliver redesigned controllers to our distributor, our distributor will not expand the number of hospitals currently conducting LidoSite product trials. While we believe that we will be able to effect a suitable re-design if we are able to commit the resources to that effort, we cannot be certain of the time that will be required to effect the redesign and to convince the distributor and the applicable hospitals that the redesign effort has been successful.

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

        We have granted B. Braun the right to be our exclusive, worldwide sales and marketing distributor for LidoSite. As a result, we are dependent on B. Braun and its ability to effectively market our only current product. If B. Braun is unable to sell our LidoSite product effectively, we will not have the ability to seek other customers for our LidoSite product at least until such time as satisfactory arrangements are made with B. Braun. As of June 30, 2005, with the distribution network now fully stocked, we do not anticipate shipping LidoSite patches to B. Braun during the third quarter of 2005; therefore we expect a decrease in our product sales revenues for the coming quarter.

WE RELY ON SINGLE SUPPLIERS FOR CERTAIN KEY MATERIALS AND COMPONENTS USED IN OUR LIDOSITE PRODUCT, WHICH MAKES US DEPENDENT ON PERSONS THAT WE CANNOT CONTROL.

        Certain raw materials and components used in the manufacture of our LidoSite product are available only from single suppliers. Some of those materials or components are custom-made for us and are the result of long periods of collaboration with our suppliers. The hydrogel that we use to hold lidocaine in the patch and the electrode subcomponents that we use to carry current through our lidocaine delivery system, for example, are both provided by single suppliers. Any curtailment of the availability of such raw materials or components could be accompanied by production or other delays and could result in a material loss of sales, with resulting adverse effects on our business and operating results. In addition, because raw material sources for pharmaceutical products must generally be approved by regulatory authorities, changes in raw material suppliers may eventually result in production delays, higher raw material costs and loss of sales, customers and market share.

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

        o avoid design and manufacturing defects and correct or redesign components once they are in production; or

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

WE MAY BE UNABLE TO SECURE STRATEGIC PARTNERING RELATIONSHIPS, WHICH COULD LIMIT OUR ABILITY TO EFFECTIVELY MARKET, SELL OR DISTRIBUTE OUR PRODUCTS.

        In order for us to develop, market, sell and distribute future products, we will be dependent on entering into satisfactory arrangements with strategic partners. We cannot assure investors that we will be able to negotiate such agreements on terms that are acceptable to us, or at all. In addition, we cannot assure any investor that any strategic partner, including B. Braun, will not also engage in independent development of competitive delivery technologies.

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

IF WE DEFAULT UNDER OUR WORKING CAPITAL FACILITY, OR OUR OTHER SECURED INDEBTEDNESS, OUR LENDERS WILL BE ABLE TO ENFORCE THEIR LIENS AND TAKE TITLE TO OUR ASSETS, WHICH COULD LIMIT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

        The loans made to us pursuant to the August Financing, as well as certain other loans, are secured by a first priority lien on all of the assets of our operating subsidiary. In the past, we have defaulted on promissory notes due to our lack of liquidity. If we are unable to raise sufficient capital to timely repay our obligations under those loans, the lenders will be entitled to enforce their liens and take title to substantially all of our assets.

WE DO NOT INTEND TO PAY DIVIDENDS AND, CONSEQUENTLY, THE ONLY OPPORTUNITY FOR INVESTORS TO ACHIEVE A RETURN ON THEIR INVESTMENT IS IF AN ACTIVE TRADING MARKET DEVELOPS AND INVESTORS ARE ABLE TO SELL THEIR SHARES AT A PROFIT OR IF OUR BUSINESS IS SOLD AT A PRICE THAT ENABLES INVESTORS TO RECOGNIZE A PROFIT.

        We will need all of our cash resources to fund our operations, including the development of future products. Accordingly, we do not expect to pay cash dividends in the foreseeable future on our common stock. We cannot assure investors any return on their investment other than in connection with a sale of their shares or a sale of our business. At the present time there is limited trading market for our shares and we have no intention of selling our business. We cannot assure investors that an active trading market will develop or that any third party would offer to purchase our business on acceptable terms and at a price that would enable our investors to recognize a profit. There is no established public trading market or market maker for our securities. Therefore, if you purchase our securities, you may be unable to sell them. Accordingly, you should be able to bear the financial risk of losing your entire investment.

WE ARE REQUIRED TO MAKE LIQUIDATED DAMAGES PAYMENTS TO CERTAIN OF THE SELLING STOCKHOLDERS, WHICH, WHEN PAID, WILL MATERIALLY AFFECT OUR FINANCIAL CONDITION.

        We have filed a registration statement with the SEC relating to the resale of shares of Vyteris Holdings common stock. Since the registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continued, an amount equal to 2% of such purchase price, until we have cured the delay, with an overall cap on such liquidated damages of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement was declared effective on May 12, 2005. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which will materially adversely affect our financial condition.

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

        Security analysts of major brokerage firms may not provide coverage of our common stock since there is no incentive to brokerage firms to recommend the purchase of our common stock. To date, we have not been able to attract the attention of such security analysts. The absence of such coverage limits the likelihood that an active market will develop for our common stock. It also will likely make it more difficult to attract new investors at times when we require additional capital.

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

OUR COMMON STOCK IS CONSIDERED A "PENNY STOCK" AND MAY BE DIFFICULT TO SELL.

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

SALES OF A SIGNIFICANT NUMBER OF SHARES OF OUR COMMON STOCK, WHICH WERE RECENTLY REGISTERED BY US, COULD DEPRESS THE MARKET PRICE OF OUR STOCK.

        On May 12, 2005, the SEC declared effective our registration statement on Form SB-2 covering 12,960,174 shares of our common stock. Those shares are held by the shareholders named in the prospectus contained within that registration statement, who may resell those shares subject to the requirements of applicable law, which includes the requirement that the selling shareholder deliver a copy of that prospectus to the purchaser of those shares. Sales of a significant number of those shares in the public market, as well as the increase in the supply of shares of our common stock available for sale as a result of the registration of those 12,960,174 shares, could harm the market price of our common stock.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In January 1999, Alza Corporation filed an opposition in the European Patent Office, or EPO, against European Patent No. 0 547 482, entitled "Iontophoresis System Having Features for Reducing Skin Irritation". We refer to this patent as the `482 patent. Becton Dickinson owned the `482 patent at the time Alza filed the opposition and filed an answer challenging the opposition. Becton Dickinson subsequently assigned the patent to Vyteris The EPO issued a preliminary opinion on November 11, 2000 upholding the `482 patent. During an oral hearing in the opposition on March 5, 2001, however, the EPO ruled that the `482 patent's claims lacked an inventive step, and it therefore revoked the patent. We appealed the EPO's decision. We requested oral arguments and submitted written arguments to the EPO on March 26, 2004 for its consideration of amended claims believed patentable over the prior art of record. Oral arguments have been set for November 24, 2005.

        In August 2000, Alza filed an opposition in the EPO against European Patent No. 0 783 346, entitled "Improved Iontophoretic Drug Delivery Device". We refer to this patent as the "'346 patent". Becton Dickinson then owned the '346 patent, and subsequently assigned the patent to us. In the opposition, Alza alleged that the patent should be revoked because, among other things, each of the claims lacks novelty or an inventive step over the prior art. We responded to the opposition by amending the specification of the patent, canceling two of the patent's claims, and submitting arguments that the remaining claims are patentable over the prior art. Subsequently the opposition was heard at the EPO on October 8, 2002 and the EPO panel ruled in favor of us. Alza has appealed the EPO panel's decision and final oral arguments will be required prior to a decision on the appeal. Oral arguments have been set for October 20, 2005.

        In September of 2004, Alza filed an opposition in the EPO against European Patent No. 0 971 769, entitled, Circuit and Method for Automatically Turning Off an Iontophoretic System, which we refer to as the "769 patent". In the opposition, Alza has alleged that the `769 Patent should be revoked because each of the claims lacks novelty or an inventive step over the prior art. The deadline for our initial response has been set for July 2005.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On April 25, 2005, a special meeting of the Company's stockholders was conducted. Only stockholders of record at the close of business on March 1, 2005, the record date, were entitled to vote at the special meeting. On that date, there were outstanding 48,460,719 shares of common stock. That figure also does not represent rights certificates entitling former holders of Vyteris, Inc.'s common stock to receive a total of 144,463,584 shares of common stock.

        The stockholders approved each of the matters described in the Company's definitive proxy statement, including the following:

        o an amendment to the Company's Articles of Incorporation changing the name of the Company to Vyteris Holdings (Nevada), Inc. (For 34,558,728 Against 0 Abstain 368,277);

        o an amendment to the Company's Articles of Incorporation effecting a one for ten reverse stock split of the Company's common stock (For 34,542,788 Against 15,940 Abstain 368,277);

        o an amendment to the Company's Articles of Incorporation increasing the number of shares of common stock which the Company is authorized to issue to 100,000,000 shares, after giving effect to the reverse stock split (For 34,558,728 Against 0 Abstain 368,277);

        o an amendment to the Company's Articles of Incorporation authorizing the issuance of 7,500,000 shares of Series B Convertible Preferred Stock (For 34,502,938 Against 39,850 Abstain 384,217);

        o an amendment to the Company's Articles of Incorporation authorizing the issuance of up to an additional 42,500,000 shares of preferred stock which may be issued, from time to time, pursuant to terms established by the Company's Board of Directors (For 34,483,013 Against 75,715 Abstain 368,277);

        o an amendment to the Company's Articles of Incorporation providing for limitations on the liabilities of the Company's directors and officers (For 34,348,355 Against 36,363 Abstain 542,287); and

        o the adoption of the Company's 2005 Stock Option Plan (For 34,526,848 Against 7,970 Abstain 392,187).

        The amendments to the Company's Articles of Incorporation and the reverse stock split became effective on Monday May 2, 2005.

ITEM 5.  OTHER INFORMATION

        NOTE: THE INFORMATION PROVIDED IN THIS ITEM 5 IS PROVIDED IN LIEU OF PROVIDING INFORMATION RESPONSIVE TO ITEMS 1.01, 2.03 AND 3.02 OF THE CURRENT REPORT ON FORM 8-K WITH RESPECT TO A TRANSACTION WHICH OCCURRED LESS THAN FOUR BUSINESS DAYS PRIOR TO THE DATE OF THIS QUARTERLY REPORT.

        On August 19, 2005, Vyteris Holdings (Nevada), Inc. (the "Company") entered into a securities purchase agreement (the "Securities Purchase Agreement") pursuant to which:

        o The Company entered into a Securities Purchase Agreement with a limited number of accredited investors (the "Investors"), pursuant to which an aggregate of $10 million aggregate principal amount of senior secured convertible debentures (the "Secured Debentures") and warrants to purchase 2,083,333 shares of the Company's Common Stock (the "Initial Warrants"), representing 50% of the number of shares of the Company's Common Stock issuable upon conversion of the Secured Debentures, will be issued to the Investors upon filing of this Quarterly Report on Form 10-QSB. The $10.0 million aggregate principal amount includes $1.0 million that was loaned to the Company on August 2, 2005 on a bridge basis by Qubit Holdings LLC ("Qubit"), an entity owned by certain trusts established for the benefit of the children of the Company's controlling stockholder, Kevin Kimberlin. Net proceeds from this financing (the "August Financing"), excluding any proceeds arising from the exercise of warrants, but including the $1.0 million loaned to the Company on August 2, 2005 on a bridge loan basis and converted into debentures and warrants in the August Financing, are estimated to be $7.2 million, after giving effect to $1.4 million in deal expenses and $1.4 million of cash to be deposited in a cash collateral account to secure the payment of interest for the first two years after the closing.

        o The Company will grant to each Investor the option, exercisable for a limited period of time, to purchase a senior convertible debenture (the "Optional Debenture") with a principal amount equal to or, at the election of such Investor, less than, 50% of the original principal amount of the Secured Debenture purchased by such Investor at the Closing and (ii) a Warrant (the "Optional Warrant") to purchase 50% of the number of shares of the Company's Common Stock that would be issuable upon conversion of the Optional Debentures purchased upon exercise of such option. If each Investor were to exercise such option fully, the Company would receive gross proceeds of $5.0 million (excluding proceeds from any exercise of the Warrants) from such option exercises.

        o The Company will enter into a registration rights agreement with the Investors (the "Registration Rights Agreement") providing for the registration, under the Securities Act of 1933, of the shares of Common Stock issuable pursuant to the conversion of the Secured Debentures and Optional Debentures and the exercise of the Initial Warrants and Optional Warrants. The Company will be required to file two registration statements -- one with respect to the Common Stock underlying the Secured Debentures and the Initial Warrants (the "Initial Registration Statement") and, if options to purchase the Optional Debentures and Optional Warrants are exercised, a registration statement with respect to the Common Stock underlying the Optional Debentures and Optional Warrants (the "Option Registration Statement").

        o As noted above, the Company will enter into a cash collateral agreement with the Investors and Wachovia National Bank, National Association, as collateral agent, pursuant to which the Company will deposit with the collateral agent the sum of $1.4 million (the "Cash Collateral Agreement"). This amount is equivalent to two years' of interest on the Secured Debentures issued at the Closing and secures the Company's obligations to pay such interest.

        o The Company and its Vyteris, Inc. subsidiary will execute a security agreement in favor of the Investors (the "Security Agreement"). The Security Agreement provides the recipients with a first priority interest in substantially all of the assets of the Company and its subsidiary. Simultaneously, Vyteris, Inc. will issue to the Investors a guaranty (the "Subsidiary Guaranty") of the Company's obligations under the Secured Debentures. The Subsidiary Guaranty is a guaranty of payment and performance and not of collection. The documentation provides that the obligations of Vyteris, Inc. under the Subsidiary Guaranty are primary, absolute and unconditional.

        Net proceeds from the sale of the convertible debentures and warrants are to be used for general corporate purposes and may not be used to pay any dividend or make any distribution on any of the Company's equity securities or to repay any loan made to or incurred by any key employee or any other officer or director of the Company. Further details regarding several of the agreements executed at the Closing are provided below.

THE CONVERTIBLE DEBENTURES

        The Secured Debentures and, if issued, the Optional Debentures (collectively, the "Convertible Debentures") have a term expiring three years from the date of the initial closing. Initially, the Convertible Debentures will bear interest at a rate of 8% per annum. However, if the average trading volume for the ten trading days prior to the 180th day following the issuance of the Convertible Debentures is less than the so-called "Liquidity Milestone", the interest rate will be adjusted to 10% per annum. In the event of certain defaults, the interest rate may be further adjusted to 12% per annum. In order to meet the Liquidity Milestone, the Company's Common Stock must be listed for trading on the New York Stock Exchange, the Nasdaq National Market or the Nasdaq Small Cap Market on or before the eighteen (18) month anniversary of the Closing, and trading in the Common Stock cannot have been suspended on any such exchange or market. The Company cannot provide any assurances that the Liquidity Milestone, or any other milestone referred to in the Convertible Debentures, will be satisfied.

        Interest under the Convertible Debentures is payable in cash. However, if all of the milestones referred to in the Convertible Debentures are satisfied, the Company may pay all or a portion of its interest obligations in shares of Company Common Stock. Such milestones include, among other things, the Liquidity Milestone and the requirement that the daily trading volume of the Common Stock equal at least $750,000 (or $375,000 in certain circumstances).

        The Convertible Debentures are convertible at any time by the Investors into fully paid and non-assessable shares of the Company's Common Stock. The number of shares of Common Stock to be delivered by the Company pursuant to a conversion will equal the principal amount of (and, if the holder so elects, interest accrued on) the Convertible Debenture being converted divided by the conversion price. The conversion price is $2.40 for the Secured Debentures and the lesser of $2.40 and a formula-based market price for the Optional Debentures. The conversion price of the Convertible Debentures is subject to adjustment from time to time upon (i) stock splits, (ii) stock dividends, (iii) certain dilutive issuances, (iv) certain major transactions, and (v) distribution of cash or any other assets (or rights to acquire such assets) to holders of the Company's Common Stock. Penalty provisions apply in the event that the Company is unable to deliver the shares of the Company's Common Stock upon conversion of the Convertible Debentures.

        Beginning on the 271st day following the Closing, the Company is required to pay to each holder of Convertible Debentures, in cash, on the last day of each calendar quarter following such date, 11.11% of the original principal amount of the Convertible Debenture (plus unpaid accrued interest thereon), with the first such principal payment date occurring on August 31, 2006. The Company may elect to pay all or a portion of a principal payment in shares of Common Stock. If the Company elects to issue shares of Common Stock in lieu of cash, the Company must deliver to the holder such number of shares of Common Stock equal to (A) the amount of principal and interest accrued and payable with respect to the Convertible Debenture as of such principal payment date divided by (B) 93% of the "Current Price" (as defined) in effect on such date.

        The Company will have the right, exercisable at any time after the 30th day following the effective date of the first registration statement that it must file pursuant to the Registration Rights Agreement, to force conversion of the Convertible Debentures, provided that the following conditions are satisfied: (i) the daily volume weighted average price, as described in the Convertible Debentures, must, on each of twenty trading days occurring during any period of thirty consecutive trading days (such period of thirty trading days, a "Forced Conversion Period"), be equal to or greater than two hundred percent (200%) of the conversion price in effect on the date of issuance of the Secured Debentures (subject to adjustment for stock splits, stock dividends and similar events), (ii) each milestone (other than the Liquidity Milestone) must be satisfied on each trading day occurring during the Forced Conversion Period, and (iii) the Liquidity Milestone must be satisfied on any twenty (20) consecutive trading days occurring during such Forced Conversion Period. If the Company effects such a forced conversion prior to the eighteen month anniversary of the initial closing, the Company is required to pay the holders of the Convertible Debentures accrued and unpaid interest through the date of the forced conversion (the "Forced Conversion Date") on the principal amount so converted and interest that, but for such forced conversion, would have accrued on such amount from the Forced Conversion Date through the eighteen month anniversary of the initial closing. If the Company effects such a forced conversion on or after such eighteen month anniversary of the initial closing, the Company is required to pay the holders of the Convertible Debentures accrued and unpaid interest through the Forced Conversion Date on the principal amount so converted and interest that, but for such forced conversion, would have accrued on such amount from the Forced Conversion Date through the maturity date of the Convertible Debentures.

        In the event that a Fundamental Change (as defined in the Convertible Debentures) or a Change of Control (as defined in the Convertible Debentures) occurs, each holder of a Convertible Debenture will have the right to have all or any portion of the unpaid principal amount of the Convertible Debenture, plus all accrued and unpaid interest thereon, redeemed by the Company at the so-called mandatory redemption price, which shall be (A) with respect to a Fundamental Change, 101% of the unpaid principal amount of the Convertible Debenture plus unpaid accrued interest on such principal amount and (B) with respect to a Change of Control, (x) 120% of the unpaid principal amount of the Convertible Debenture if such Change of Control occurs prior to the one-year anniversary of the issue date, (y) 115% of the unpaid principal amount of the Secured Debenture if such Change of Control occurs on or after the one-year anniversary of the issue date but prior to the two-year anniversary of the issue date and (z) 110% of the unpaid principal amount of the Convertible Debenture if such Change of Control occurs after the two-year anniversary of the issue date plus, in the case of (x), (y) or (z), unpaid interest accrued on such principal amount. The term "Fundamental Change" includes, among other things, (i) the occurrence or announcement of certain liquidation events affecting the Company or its subsidiaries, (ii) a breach (that is not cured within a short time period) by the Company, in any material respect, of the covenants made by the Company in the transaction documents relating to the August Financing or of any other material term or condition in such documents and (iii) certain misrepresentations by the Company in such transaction documents.

        The Company has the right, at any time, to redeem all or any portion of the unpaid principal amount of the Convertible Debentures, plus all accrued and unpaid interest thereon, at the so-called optional redemption price, which shall be, with respect to the redemption of up to $5,000,000 of the original principal amount of the Convertible Debentures, 105% of the principal amount being redeemed, plus unpaid interest accrued thereon, and (ii) with respect to any amount following the redemption of at least $5,000,000 of original principal amount of the Convertible Debentures, 110% of the principal amount being redeemed, plus unpaid interest accrued thereon. The Company will not have the right to prepay principal of the Convertible Debentures other than pursuant to this optional redemption right.

THE WARRANTS

        The Initial Warrants and Optional Warrants (collectively, the "Warrants") have a term of seven years from the date of issuance and are immediately exercisable. The per share exercise price of the Initial Warrants is $2.88. The per share exercise price of the Optional Warrants will equal 120% of the conversion price of the Optional Debentures. The exercise price and the number of shares of the Company's Common Stock issuable under the Warrants are subject to adjustment from time to time upon (i) the subdivision or combination of the Company's Common Stock, (ii) distributions, (iii) certain dilutive issuances and (iv) certain major transactions. Penalty provisions apply in the event that the Company is unable to deliver the shares of the Company's Common Stock upon exercise of the Warrants. The Investors may pay the exercise price of the Warrants in either of the following forms or, at the election of each Investor, through a combination thereof: (i) through a cash exercise, or (ii) if, following the one-year anniversary of the issue date, an effective registration statement is not available for the resale of all of the shares of Common Stock issuable under the Warrant at the time of exercise, or if the Company otherwise consents in writing, through a cashless exercise.

SECURITIES PURCHASE AGREEMENT

        The Securities Purchase Agreement contains a number of covenants by the Company; among other things, the Company is required to:

        (i) take commercially reasonable steps to restrict Vincent De Caprio, Michael McGuinness, and James Garrison, each of whom are executive officers of the Company, from selling shares of the Company's Common Stock prior to the later to occur of (i) the effective date of the Initial Registration Statement and (ii) if the option closing occurs, the effective date of the Option Registration Statement;

        (ii) from the Closing through the date on which the Company no longer has any obligations under the Convertible Debentures, (A) refrain from incurring any debt or increasing the amount of any existing line of credit or other debt facility beyond the amount outstanding on the Closing date, other than certain permitted debt; (B) refrain from granting, establishing or maintaining any lien on any of its assets, including without limitation any pledge of securities owned or held by it, other than certain permitted liens; (C) refrain from merging with or consolidating into any entity without the prior consent of Investors holding at least a majority in principal amount of the Convertible Debentures (which consent may not be unreasonably withheld, subject to the Investors' right to exercise mandatory redemption rights in the event of a Fundamental Change or a Change in Control); and (D) refrain from purchasing or otherwise acquiring the capital stock or other equity interests in or assets of, any entity, unless (1) the business or entity to be acquired has had net positive cash flow from operations during the twelve-month period immediately preceding such acquisition and (2) the Company in good faith believes that the acquired business or entity will continue to generate such positive cash flow during the twelve-month period immediately following such acquisition;

        (iii) subject to certain exceptions, from the Closing date through the effective date of the Initial Registration Statement, refrain from issuing or committing to issue (A) any shares of the Company's Common Stock, (B) any other equity security of the Company, including without limitation shares of preferred stock,
                (C) any other security of the Company which by its terms is convertible into or exchangeable or exercisable for any equity security of the Company, or (D) any option, warrant or other right to subscribe for, purchase or otherwise acquire any such security described in the foregoing clauses (A) through (C) (collectively, a "Subsequent Placement"); and

        (iv) from the effective date of the Initial Registration Statement through the date on which the Company no longer has any obligations under the Convertible Debentures, refrain from effecting a Subsequent Placement unless the Company shall have first offered to sell to the Investors at least 35% of the securities being offered in such Subsequent Placement.

        The Company has committed to pay up to $65,000 of out-of-pocket expenses incurred by Satellite Strategic Finance Associates, LLC, the lead investor. In addition, in connection with services rendered with respect to the August Financing, the Company is obligated to pay to Citigroup Global Markets Inc. ("Citigroup") a placement fee of $1.0 million, which represents the minimum fee payable pursuant to an engagement letter the Company entered into with Citigroup. The Company is also obligated to pay to Prodos Capital Management LLC ("Prodos") an advisory fee of $0.1 million and issue warrants to Prodos subject to approval of the Board of Directors with respect to shares of Company's common stock.

REGISTRATION RIGHTS AGREEMENT

        The Company will be obligated to file the Initial Registration Statement with the SEC within 60 days following the Closing. If options to acquire Optional Debentures and Optional Warrants are exercised, the Company will be obligated to file the Option Registration Statement within 30 days after such exercise. The Company will be required to pay penalties, in an amount equal to one percent of the purchase price of the Convertible Debentures per month (or portion of a month) of delay in effecting the initial filings described above or in the event that (x) the Initial Registration Statement is not declared effective by the SEC on or before the earlier of (A) the 120th calendar day following the Closing and (B) the 5th business day after the Company learns that no review of the Initial Registration Statement will be made by the SEC or that the SEC has no further comments on the Initial Registration Statement, (y) the Option Registration Statement is not declared effective by the SEC on or before the earlier of (C) the 90th calendar day following the date on which the Optional Debentures and Optional Warrants are acquired or, if the Option Registration Statement is subject to full review by the SEC, the 120th calendar day following that date and (D) the fifth business day after the Company learns that no review of the Option Registration Statement will be made by the SEC or that the SEC has no further comments on the Option Registration Statement or (z) certain other registration conditions are not satisfied. No assurance can be given that the Company will be able to satisfy these timing requirements. As of June 30, 2005, the Company was obligated to pay other investors a total of $1.4 million with respect to the failure by the Company to meet similar requirements in connection with financings effected by Vyteris, Inc. in September 2004.

        The Company will be required to pay all reasonable registration expenses, other than underwriting discounts and commissions and fees and expenses of counsel and other advisors to each holder, incurred in connection with the above-mentioned registrations and related filings or qualifications, including (without limitation) all registration, filing and qualification fees, printers' and accounting fees, the fees and disbursements of counsel for the Company, and the fees and disbursements incurred in connection with opinions. The Company will also be obligated to provide customary indemnification and contribution protections to the holders of the registered securities.

SECURITY AGREEMENT

        Pursuant to the Security Agreement, the Company and Vyteris, Inc. (the "Subsidiary") will grant to each Investor (to secure the obligations of the Company under the Security Agreement, the Convertible Debentures and the Securities Purchase Agreement) a continuing first priority security interest in all of the Company's and the Subsidiary's assets, now owned or hereafter acquired, including, without limitation, all of the following property and interests in the property of the Company and the Subsidiary: (i) all of the Company's and the Subsidiary's tangible personal property; (ii) all of the Company's and the Subsidiary's intangible personal property; and (iii) any and all additions to any of the foregoing, and any and all replacements, products and proceeds (including insurance proceeds) of any of the foregoing.

        If we breach or threaten to breach in any material respect the covenants contained in the Convertible Debentures or the other agreements we are entering into with the lenders in the August Financing, or if we fail to comply in a material respect with the covenants in the Security Agreement which remains unremedied ten days after written notice from a lender, or if the representations and warranties we made in the Security Agreement or other agreements were incorrect in any material respects when made, or if the collateral in which the lenders will have liens is damaged, destroyed or otherwise lost, unless covered by insurance, or if there is a change of control of Vyteris Holdings or a subsidiary, then an event of default would have occurred and the lenders can accelerate the Convertible Debentures and declare that they are immediately due and payable, and thereafter exercise the rights and remedies granted to them in the Security Agreement.

GENERAL

        The Company has filed, as exhibits to this Quarterly Report, copies of the Securities Purchase Agreement (Exhibit 10.65), Registration Rights Agreement (Exhibit 10.66), Security Agreement (Exhibit 10.67), Cash Collateral Agreement (Exhibit 10.68) and Subsidiary Guaranty (Exhibit 10.69) and copies of a form of Convertible Debenture (Exhibit 10.70) and Warrant (Exhibit 10.71). The investors are Satellite Strategic Finance Associates LLC, Satellite Strategic Finance Partners, Ltd., Qubit and Palisades Master Fund, L.P. Prior to the transactions described in this Item 5, none of the Investors had a pre-existing relationship with the Company other than Qubit, which owns the Company's Common Stock and warrants to purchase the Company's Common Stock. As noted above, Qubit is owned by trusts established for the benefit of the children of Kevin Kimberlin, the controlling stockholder of the Company. Mr. Kimberlin has heretofore disclaimed beneficial ownership of Qubit and the securities it owns on the basis that he has no voting power as to, or any right to direct the disposition of, any of the securities held by Qubit or such trusts. Mr. Kimberlin is the Chairman and controlling stockholder of Spencer Trask & Co.

        The Initial Debentures and Initial Warrants are being issued in a private placement of securities exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act. Each investor has warranted that such investor is an "accredited investor" and has provided the Company with certain investment representations. The Company will arrange for the Initial Debentures and Initial Warrants to be legended and subject to stop transfer restrictions. The Company did not engage in any form of general solicitation or general advertising in connection with these issuances.

ITEM 6. EXHIBITS

ITEM 6(A)                                 EXHIBITS

10.23 11.5% Senior Secured Note issued to Spencer Trask Specialty Group, LLC on May 27, 2005.

10.24 11.5% Senior Secured Note issued to Spencer Trask Private Equity Fund I, LP on May 27, 2005.

10.25 11.5% Senior Secured Note issued to Spencer Trask Private Equity Fund II, LP on May 27, 2005.

10.26 11.5% Senior Secured Note issued to Spencer Trask Private Accredited Equity Fund III, LLC on May 27, 2005.

10.27 11.5% Senior Secured Note issued to Spencer Trask Illumination Fund LLC on May 27, 2005.

10.28 11.5% Senior Secured Note issued to Spencer Trask Specialty Group, LLC on June 2, 2005.

10.29 11.5% Senior Secured Note issued to Spencer Trask Private Equity Fund I, LP on June 2, 2005.

10.30 11.5% Senior Secured Note issued to Spencer Trask Private Equity Fund II, LP on June 2, 2005.

10.31 11.5% Senior Secured Note issued to Spencer Trask Private Accredited Equity Fund III LLC on June 2, 2005.

10.32 11.5% Senior Secured Note issued to Spencer Trask Illumination Fund LLC on June 2, 2005.

10.33 11.5% Senior Secured Note issued to Spencer Trask Specialty Group, LLC on June 21, 2005.

10.34 11.5% Senior Secured Note issued to Spencer Trask Specialty Group, LLC on July 13, 2005.

10.35 11.5% Senior Secured Note issued to Spencer Trask Specialty Group, LLC on July 18, 2005.

10.36 Warrant Agreement issued to Spencer Trask Specialty Group, LLC on May 27, 2005.

10.37 Warrant Agreement issued to Spencer Trask Private Equity Fund I, LP on May 27, 2005.

10.38 Warrant Agreement issued to Spencer Trask Private Equity Fund II, LP on May 27, 2005.

10.39 Warrant Agreement issued to Spencer Trask Private Accredited Equity Fund III, LLC on May 27, 2005.

10.40 Warrant Agreement issued to Spencer Trask Illumination Fund LLC on May 27, 2005.

10.41 Warrant Agreement issued to Spencer Trask Specialty Group, LLC on June 2, 2005.

10.42 Warrant Agreement issued to Spencer Trask Private Equity Fund I, LP on June 2, 2005.

10.43 Warrant Agreement issued to Spencer Trask Private Equity Fund II, LP on June 2, 2005.

10.44 Warrant Agreement issued to Spencer Trask Private Accredited Equity Fund III LLC on June 2, 2005.

10.45 Warrant Agreement issued to Spencer Trask Illumination Fund LLC on June 2, 2005.

10.46 Warrant Agreement issued to Spencer Trask Specialty Group, LLC on June 21, 2005.

10.47 Warrant Agreement issued to Spencer Trask Specialty Group, LLC on July 13, 2005.

10.48 Warrant Agreement issued to Spencer Trask Specialty Group, LLC on July 18, 2005.

10.49 Subscription Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated May 27, 2005.

10.50 Subscription Agreement between the Registrant and Spencer Trask Private Equity Fund I, LP, dated May 27, 2005.

10.51 Subscription Agreement between the Registrant and Spencer Trask Private Equity Fund II, LP, dated May 27, 2005.

10.52 Subscription Agreement between the Registrant and Spencer Trask Private Accredited Equity Fund III, LLC, dated May 27, 2005.

10.53 Subscription Agreement between the Registrant and Spencer Trask Illumination Fund LLC, dated May 27, 2005.

10.54 Subscription Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated June 2, 2005.

10.55 Subscription Agreement between the Registrant and Spencer Trask Private Equity Fund I, LP, dated June 2, 2005.

10.56 Subscription Agreement between the Registrant and Spencer Trask Private Equity Fund II, LP, dated June 2, 2005.

10.57 Subscription Agreement between the Registrant and Spencer Trask Private Accredited Equity Fund III LLC, dated June 2, 2005.

10.58 Subscription Agreement between the Registrant and Spencer Trask Illumination Fund LLC, dated June 2, 2005.

10.59 Subscription Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated June 21, 2005.

10.60 Subscription Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated July 13, 2005.

10.61 Subscription Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated July 18, 2005.

10.62 Letter Agreement, dated as of August 2, 2005, between the Registrant and Spencer Trask Specialty Group, LLC.

10.63 Letter Agreement, dated as of August 2, 2005, between the Registrant and Spencer Trask Ventures, Inc.

10.64 Letter Agreement, dated as of July 28, 2005, between the Registrant and Qubit Holdings, LLC.

10.65 Securities Purchase Agreement between the Registrant and the investors named therein, dated as of August 19, 2005.

10.66 Registration Rights Agreement between the Registrant and the investors named therein, dated as of August 19, 2005.

10.67 Security Agreement among the Registrant, Vyteris, Inc., Satellite Asset Management, L.P. and the lenders named therein, dated as of August 19, 2005.

10.68 Cash Collateral Agreement among the Registrant, the investors named therein and Wachovia Bank, National Association, dated as of August 19, 2005.

10.69 Subsidiary Guaranty given by Vyteris, Inc. to the investors named therein, dated as of August 19, 2005.

10.70          Form of Convertible Debenture.

10.71          Form of Warrant.

31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.






                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 19, 2005           Vyteris Holdings (Nevada), Inc.

                                /s/ Michael McGuinness
                                ------------------------------------------------
                                    Michael McGuinness
                                    Vice President and Chief Financial Officer,
                                    Assistant Secretary and Treasurer

                                  EXHIBIT INDEX


EXHIBITS NO.                               DESCRIPTION

10.23 11.5% Senior Secured Note issued to Spencer Trask Specialty Group, LLC on May 27, 2005.

10.24 11.5% Senior Secured Note issued to Spencer Trask Private Equity Fund I, LP on May 27, 2005.

10.25 11.5% Senior Secured Note issued to Spencer Trask Private Equity Fund II, LP on May 27, 2005.

10.26 11.5% Senior Secured Note issued to Spencer Trask Private Accredited Equity Fund III, LLC on May 27, 2005.

10.27 11.5% Senior Secured Note issued to Spencer Trask Illumination Fund LLC on May 27, 2005.

10.28 11.5% Senior Secured Note issued to Spencer Trask Specialty Group, LLC on June 2, 2005.

10.29 11.5% Senior Secured Note issued to Spencer Trask Private Equity Fund I, LP on June 2, 2005.

10.30 11.5% Senior Secured Note issued to Spencer Trask Private Equity Fund II, LP on June 2, 2005.

10.31 11.5% Senior Secured Note issued to Spencer Trask Private Accredited Equity Fund III LLC on June 2, 2005.

10.32 11.5% Senior Secured Note issued to Spencer Trask Illumination Fund LLC on June 2, 2005.

10.33 11.5% Senior Secured Note issued to Spencer Trask Specialty Group, LLC on June 21, 2005.

10.34 11.5% Senior Secured Note issued to Spencer Trask Specialty Group, LLC on July 13, 2005.

10.35 11.5% Senior Secured Note issued to Spencer Trask Specialty Group, LLC on July 18, 2005.

10.36 Warrant Agreement issued to Spencer Trask Specialty Group, LLC on May 27, 2005.

10.37 Warrant Agreement issued to Spencer Trask Private Equity Fund I, LP on May 27, 2005.

10.38 Warrant Agreement issued to Spencer Trask Private Equity Fund II, LP on May 27, 2005.

10.39 Warrant Agreement issued to Spencer Trask Private Accredited Equity Fund III, LLC on May 27, 2005.

10.40 Warrant Agreement issued to Spencer Trask Illumination Fund LLC on May 27, 2005.

10.41 Warrant Agreement issued to Spencer Trask Specialty Group, LLC on June 2, 2005.

10.42 Warrant Agreement issued to Spencer Trask Private Equity Fund I, LP on June 2, 2005.

10.43 Warrant Agreement issued to Spencer Trask Private Equity Fund II, LP on June 2, 2005.

10.44 Warrant Agreement issued to Spencer Trask Private Accredited Equity Fund III LLC on June 2, 2005.

10.45 Warrant Agreement issued to Spencer Trask Illumination Fund LLC on June 2, 2005.

10.46 Warrant Agreement issued to Spencer Trask Specialty Group, LLC on June 21, 2005.

10.47 Warrant Agreement issued to Spencer Trask Specialty Group, LLC on July 13, 2005.

10.48 Warrant Agreement issued to Spencer Trask Specialty Group, LLC on July 18, 2005.

10.49 Subscription Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated May 27, 2005.

10.50 Subscription Agreement between the Registrant and Spencer Trask Private Equity Fund I, LP, dated May 27, 2005.

10.51 Subscription Agreement between the Registrant and Spencer Trask Private Equity Fund II, LP, dated May 27, 2005.

10.52 Subscription Agreement between the Registrant and Spencer Trask Private Accredited Equity Fund III, LLC, dated May 27, 2005.

10.53 Subscription Agreement between the Registrant and Spencer Trask Illumination Fund LLC, dated May 27, 2005.

10.54 Subscription Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated June 2, 2005.

10.55 Subscription Agreement between the Registrant and Spencer Trask Private Equity Fund I, LP, dated June 2, 2005.

10.56 Subscription Agreement between the Registrant and Spencer Trask Private Equity Fund II, LP, dated June 2, 2005.

10.57 Subscription Agreement between the Registrant and Spencer Trask Private Accredited Equity Fund III LLC, dated June 2, 2005.

10.58 Subscription Agreement between the Registrant and Spencer Trask Illumination Fund LLC, dated June 2, 2005.

10.59 Subscription Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated June 21, 2005.

10.60 Subscription Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated July 13, 2005.

10.61 Subscription Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated July 18, 2005.

10.62 Letter Agreement, dated as of August 2, 2005, between the Registrant and Spencer Trask Specialty Group, LLC.

10.63 Letter Agreement, dated as of August 2, 2005, between the Registrant and Spencer Trask Ventures, Inc.

10.64 Letter Agreement, dated as of July 28, 2005, between the Registrant and Qubit Holdings, LLC.

10.65 Securities Purchase Agreement between the Registrant and the investors named therein, dated as of August 19, 2005.

10.66 Registration Rights Agreement between the Registrant and the investors named therein, dated as of August 19, 2005.

10.67 Security Agreement among the Registrant, Vyteris, Inc., Satellite Asset Management, L.P. and the lenders named therein, dated as of August 19, 2005.

10.68 Cash Collateral Agreement among the Registrant, the investors named therein and Wachovia Bank, National Association, dated as of August 19, 2005.

10.69 Subsidiary Guaranty given by Vyteris, Inc. to the investors named therein, dated as of August 19, 2005.

10.70          Form of Convertible Debenture.

10.71          Form of Warrant.

31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.