Form 10QSB
period 2005-09-30
Vyteris Holdings (Nevada), Inc.
filed 2005-11-14
CIK 1139950

===============================================================================-

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005

              -----------------------------------------------------

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

                             YES |X|        NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  CLASS                         OUTSTANDING AT NOVEMBER 7, 2005
---------------------------------------        ---------------------------------
  Common stock, par value $.001 share                      19,293,858

================================================================================
Transitional Small Business Disclosure Format (Check one):   __Yes    X  No

================================================================================


                             VYTERIS HOLDINGS (NEVADA), INC.

                                       FORM 10-QSB

                                          INDEX

                                                                                PAGE NO.
                                                                                --------
PART I     FINANCIAL INFORMATION

 Item 1.   Financial Statements:

           Condensed Consolidated Balance Sheets as of September 30, 2005
            (Unaudited) and December 31, 2004...................................    3

           Unaudited Condensed Consolidated Statements of Operations for
            the Three and Nine Months ended September 30, 2005 and 2004.........    4

           Unaudited Condensed Consolidated Statements of Cash Flows for the
            Nine Months ended September 30, 2005 and 2004.......................    5

           Notes to Unaudited Condensed Consolidated Financial Statements.......    7

 Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations...............................................   25

 Item 3.   Controls and Procedures..............................................   54

PART II    OTHER INFORMATION

 Item 1.   Legal Proceedings....................................................   55

 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds..........   56

 Item 6.   Exhibits.............................................................   56

Signature  .....................................................................   56


        Vyteris, Inc.(R) is our trademark. LidoSite(R) is a registered trademark which we use under license from B. Braun Medical, Inc., or B. Braun, the trademark's owner.
All other trademarks, servicemarks or trade names referred to in this Quarterly Report on Form 10-QSB are the property of their respective owners.



PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                             VYTERIS HOLDINGS (NEVADA), INC.
                                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                                              2005             2004
                                                                                        ---------------  ---------------
ASSETS                                                                                    (Unaudited)
Current assets:
    Cash and cash equivalents........................................................    $   3,030,255    $   6,438,737
    Accounts receivable, net.........................................................          444,751           71,792
    Inventory, net...................................................................          971,413               --
    Prepaid expenses and other current assets........................................          593,605          712,920
    Restricted cash..................................................................          733,333               --
    Deferred financing costs.........................................................               --          956,250
                                                                                        ---------------  ---------------
      Total current assets...........................................................        5,773,357        8,179,699

Restricted cash, less current portion................................................          995,583               --
Property and equipment, net..........................................................        3,698,669        3,015,448
Offering costs.......................................................................        1,417,654               --
Other assets.........................................................................           75,000           75,000
                                                                                        ---------------  ---------------
TOTAL ASSETS.........................................................................    $  11,960,263    $  11,270,147
                                                                                        ===============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Secured promissory notes to a related party, net.................................    $   2,358,591    $          --
    Senior secured convertible debentures............................................        1,111,000               --
    Accounts payable.................................................................          991,981          953,459
    Accrued registration rights penalty..............................................        1,556,609               --
    Accrued expenses and other liabilities...........................................        2,092,821        1,011,833
                                                                                        ---------------  ---------------
      Total current liabilities......................................................        8,111,002        1,965,292

Senior secured convertible debentures, net, less current portion.....................        6,114,010               --
Deferred revenue, less current portion...............................................          592,625          363,182
Capital lease obligation, less current portion.......................................           61,261           10,939

Vyteris Holdings preferred stock, 50,000,000 shares authorized, on September 30,
      2005 and December 31, 2004, respectively:
    Vyteris Holdings Series B convertible, mandatorily redeemable preferred stock;
      7,500,000 shares issued and outstanding on September 30, 2005 and December 31,
      2004; liquidation preference $8,100,000 and $7,650,000 at September 30, 2005
      and December 31, 2004, respectively............................................        8,100,000        7,650,000

Stockholders' equity (deficit):
    Common stock, par value $.001 per share; 100,000,000 shares authorized,
      19,293,858 shares issued and outstanding at September 30, 2005 and
      December 31, 2004..............................................................           19,294           19,294
    Additional paid-in capital.......................................................       63,510,955       57,435,387
    Deferred compensation ...........................................................          (91,592)        (131,546)
    Accumulated deficit..............................................................      (18,414,891)              --
    Deficit accumulated in development stage.........................................      (56,042,401)     (56,042,401)
                                                                                        ---------------  ---------------
Total stockholders' equity (deficit).................................................      (11,018,635)       1,280,734
                                                                                        ---------------  ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT).................................    $  11,960,263    $  11,270,147
                                                                                        ===============  ===============


            The accompanying notes are an integral part of these condensed consolidated financial statements.

                                             VYTERIS HOLDINGS (NEVADA), INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)


                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                               -------------                     -------------
                                                          2005             2004             2005              2004
                                                      -------------    -------------    -------------    -------------
Revenues:
   Product sales...............................       $         734    $          --    $     314,179    $          --
   Other revenue...............................             567,958           32,500        1,242,348           92,500
                                                      -------------    -------------    -------------    -------------
    Total revenues.............................             568,692           32,500        1,556,527           92,500

Cost and expenses:
   Cost of sales...............................           1,239,588               --        3,017,817               --
   Research and development....................           2,746,186        3,310,850        6,017,320        8,544,546
   General and administrative..................           1,546,318        1,492,087        4,524,078        2,979,622
   Registration rights penalty.................             130,942               --        1,556,609               --
                                                      -------------    -------------    -------------    -------------
    Total cost and expenses....................           5,663,034        4,802,937       15,115,824       11,524,168

Interest income................................             (22,739)          (1,992)         (47,921)          (7,755)
Interest expense to related parties............             777,238          111,106        1,760,415          787,299
Interest expense...............................           3,142,128        4,431,554        3,143,100        6,403,511
                                                      -------------    -------------    -------------    -------------
    Interest expense, net .....................           3,896,627        4,540,668        4,855,594        7,183,055

                                                      -------------    -------------    -------------    -------------
   Net loss....................................       $  (8,990,969)   $  (9,311,105)   $ (18,414,891)   $ (18,614,723)
                                                      =============    =============    =============    =============

Net loss per common share:
      Basic and diluted........................       $       (0.47)   $       (0.88)   $       (0.95)   $       (2.58)

Weighted average number of common shares:
      Basic and diluted........................          19,293,858       10,607,658       19,293,858        7,224,414



            The accompanying notes are an integral part of these condensed consolidated financial statements.

                                              VYTERIS HOLDINGS (NEVADA), INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                     -----------------------------------
                                                                                           2005               2004
                                                                                     ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             $   (18,414,891)   $    (18,614,723)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization.................................................             346,853             293,818
  Amortization of deferred compensation.........................................              76,660             197,881
  Amortization of secured promissory notes to a related party discount..........             268,314                  --
  Amortization of notes payable discount........................................                  --           1,856,104
  Amortization of financing costs...............................................             956,250           1,984,167
  Amortization of beneficial conversion feature of warrants.....................           2,875,000           2,401,057
  Amortization of senior secured convertible debentures discount................             113,899                  --
  Amortization of offering costs................................................              48,888                  --
  Accrued liquidated damages to investors.......................................           1,556,609                  --
  Compensation for services paid with warrants and common stock.................                  --             350,255
  Loss on disposal of fixed assets..............................................             261,190                  --
  Senior secured convertible debentures interest paid from restricted cash .....              90,405                  --
Change in operating assets and liabilities:
  Accounts receivable...........................................................            (372,959)                 --
  Inventory.....................................................................            (971,413)                 --
  Prepaid expenses and other assets.............................................             119,315            (460,884)
  Accounts payable..............................................................              38,522             377,854
  Accrued expenses and other liabilities........................................           1,207,613             254,536
  Interest payable to related parties...........................................             535,856             608,956
                                                                                     ---------------     ---------------
Net cash used in operating activities...........................................         (11,263,889)        (10,750,979)
                                                                                     ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Restricted cash...............................................................          (1,819,321)                 --
  Purchase of equipment.........................................................          (1,291,264)           (351,078)
                                                                                     ---------------     ---------------
Net cash used in investing activities...........................................          (3,110,585)           (351,078)
                                                                                     ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options ......................................                  --              32,226
  Net proceeds from private placement of common stock and warrants..............                  --          12,562,605
  Disbursements related to issuance costs of common stock
    and warrants................................................................            (313,501)                 --
  Proceeds from issuance of secured promissory notes to a related party.........           2,500,000           7,232,730
  Net proceeds from issuance of senior secured convertible debentures...........           8,712,209                  --
  Financing costs...............................................................                  --             (65,673)
  Notes payable to related parties and capital contribution from officers.......                  --               4,332
  Repayment of capital lease obligations and other..............................              67,284             (17,606)
                                                                                     ---------------     ---------------
Net cash provided by financing activities.......................................          10,965,992          19,748,614
                                                                                     ---------------     ---------------

  Net (decrease) increase in cash and cash equivalents..........................          (3,408,482)          8,646,557
  Cash and cash equivalents at beginning of the period..........................           6,438,737           2,286,167
                                                                                     ---------------     ---------------
  Cash and cash equivalents at end of the period................................     $     3,030,255     $    10,932,724
                                                                                     ===============     ===============


            The accompanying notes are an integral part of these condensed consolidated financial statements.


                                 VYTERIS HOLDINGS (NEVADA), INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                           (UNAUDITED)


                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                              ----------------------------------
                                                                    2005               2004
                                                              ----------------   ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Issuance of warrants in connection with issuance of
  convertible secured promissory notes payable...........      $           --     $   1,856,104
                                                              ================   ===============
Issuance of warrants to placement agent..................                  --         1,182,264
                                                              ================   ===============
Beneficial conversion of convertible notes...............                  --         2,401,057
                                                              ================   ===============
Issuance of warrants in connection with issuance of
  senior secured convertible debentures.................            2,888,889                --
                                                              ================   ===============
Issuance of warrants in connection with issuance of
  secured promissory notes to a related parties...........            409,723                --
                                                              ================   ===============
Issuance of warrants in exchange for services in
  connection with issuance of senior secured
  convertible debentures..................................            178,751                --
                                                              ================   ===============
Conversion of convertible secured promissory notes
  payable to related parties into convertible secured
  promissory notes payable................................                 --           500,000
                                                              ================   ===============
Conversion of convertible secured promissory notes
  payable into common stock...............................                 --         8,497,500
                                                              ================   ===============
Conversion of convertible secured promissory notes
  payable to related parties into common stock............                 --           250,000
                                                              ================   ===============
Conversion of convertible redeemable preferred stock
  into common stock.......................................                 --           333,333
                                                              ================   ===============
Issuance of common stock in exchange for working capital
  facility................................................                 --         1,275,000
                                                              ================   ===============
Issuance of common stock in exchange for services.........                 --             3,000
                                                              ================   ===============
Interest paid.............................................            101,535           337,088
                                                              ================   ===============

Recapitalization transaction:
  Exchanged:
     Interest payable to related parties..................     $           --     $  (2,615,368)

     Convertible secured promissory notes payable to
       related parties....................................                 --       (20,350,000)
     Warrants which were issued with convertible,
       secured promissory notes payable to related
       parties............................................                 --          (566,220)
     Secured promissory notes payable to related
       parties............................................                 --        (2,900,000)
     Convertible redeemable preferred stock...............                 --        (2,917,640)
  For:
     Due to Spencer Trask Specialty Group, LLC............                 --                10
     Proceeds from issuance of convertible redeemable
       preferred stock....................................                 --         7,500,000
     Common stock.........................................                 --             2,300
     Paid in capital......................................                 --        21,846,918
                                                              ----------------   ---------------
                                                               $           --     $          --
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

        The accompanying condensed consolidated balance sheet as of September 30, 2005, and the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2005 and 2004, consolidate the historical financial statements of Vyteris Holdings with Vyteris after giving effect to the Merger where Vyteris is the accounting acquiror by recording the transaction as the issuance of Vyteris stock for the net monetary assets of Vyteris Holdings, accompanied by a recapitalization with no goodwill or other intangibles recorded. As a result of the Merger, although Vyteris Holdings is the parent company, the information included in these condensed consolidated financial statements relate to Vyteris as it is the accounting acquiror.

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

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


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

        Effective November 10, 2000, Vyteris, Becton Dickinson and Co. ("Becton Dickinson") and Spencer Trask Specialty Group, LLC ("STSG") entered into a stockholders' agreement (the "Stockholders' Agreement"), in conjunction with a transaction agreement (the "Transaction Agreement") also effective on November 10, 2000, whereby Becton Dickinson agreed to transfer to Vyteris certain assets, including manufacturing equipment, in exchange for common and preferred stock and Spencer Trask agreed to contribute $9.0 million in cash in exchange for common and preferred stock. Becton Dickinson received 10% of the voting stock of the Company, which was valued at $1.0 million. The entire $1.0 million was allocated to manufacturing equipment. The manufacturing equipment was carried at a net book value of greater than $1.0 million by Becton Dickinson on November 10, 2000.

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. On August 19, 2005, the Company entered into a securities purchase agreement with certain institutional investors for the private placement of $10.0 million of funding in the form of senior secured convertible debentures (which included $1.0 million received on August 2, 2005) (the "August Financing") (see Note 8). The Company believes that the net proceeds from these financings provide sufficient funds for the Company's operations through December 2005. Subsequent financings will be required to fund the Company's operations after December 2005. No assurance can be given that the Company will be successful in arranging the further financing needed to continue the execution of its business plan, which includes the development of new products. Failure to obtain such financing will require management to substantially curtail operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue in business as a going concern.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2004. The condensed consolidated balance sheet as of December 31, 2004 has been derived from these audited consolidated financial statements. Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

        Intercompany balances and transactions have been eliminated in consolidation.

2.      SIGNIFICANT ACCOUNTING POLICIES

        CASH EQUIVALENTS

        The Company considers all highly liquid instruments with maturities of three months or less at the date of purchase to be cash equivalents.

        RESTRICTED CASH

        As of September 30, 2005, the Company has $1.7 million of restricted cash, consisting of $1.3 million deposited in a cash collateral account to secure the payment of interest on the senior secured convertible debentures issued in the August Financing for the first two years after the closing, and $0.4 million that guarantees issued letters of credit that mature or expire in more than one year.

        INVENTORIES

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


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

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


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

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                     -----------------------------------------------------------
                                                         2005            2004          2005             2004
                                                     ------------    ------------   ------------    ------------
Net loss, as reported............................    $ (8,990,969)   $ (9,311,105)  $(18,414,891)   $(18,614,723)
Add: stock-based employee compensation expense
  included in reported net loss..................          19,877         111,234         76,660          197,881
Deduct: stock-based employee compensation
  expense determined under fair value based
  method for all awards..........................        (306,377)       (225,062)    (2,739,438)       (412,160)
                                                     ------------    ------------   ------------    ------------
Pro forma net loss...............................    $ (9,277,469)   $ (9,424,933)  $(21,077,669)   $(18,829,002)
                                                     ============    ============   ============    ============

Net loss per common share:
  Basic and diluted, as reported.................    $      (0.47)   $      (0.88)  $      (0.95)   $      (2.58)
  Basic and diluted, pro forma...................    $      (0.48)   $      (0.89)  $      (1.09)   $      (2.61
Weighted average number of common shares:
  Basic and diluted..............................      19,293,858      10,607,658     19,293,858       7,224,414

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


        For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the option vesting periods. The fair value of each option granted prior to the Merger was estimated using a minimum value option-pricing model and subsequent to the Merger using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 EPTEMBER 30,
                                                  ---------------------------------------------------------
                                                      2005           2004          2005            2004
                                                  ------------   ------------   ------------   ------------
Expected holding period (years)................          6.0             6.0            6.0            6.0
Risk-free interest rate .......................         4.11%           3.65%          3.98%          3.97%
Dividend yield.................................            0%              0%             0%             0%
Fair value of options granted..................       $ 1.85          $ 0.69         $ 2.39         $ 0.69
Expected volatility ...........................         97.0%             (1)          97.0%            (1)

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

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


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

        RISK AND UNCERTAINTIES

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company deposits its cash and cash equivalents with major financial institutions. At September 30, 2005, the Company had a cash balance in a financial institution that exceeded federal deposit insurance limits. Management believes that credit risk related to this deposit is minimal. The Company extends credit without collateral to companies that contract with it under contract research arrangements.

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

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


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

        Commercial distribution of the LidoSite product began on March 1, 2005. In the six month period ending June 30, 2005, the Company reported a limited number of controllers distributed to hospitals had not performed in accordance with its expectations and that as a result of this condition it was in the process of making mechanical changes to the connector of the LidoSite controller to improve its reliability. Since that time the Company has completed the design changes, verified the improved performance of the controller units and initiated manufacturing of new controller units incorporating these changes at its supplier for delivery as initially planned in the fourth quarter of 2005. The Company also reported that B. Braun had decided not to expand sales efforts beyond the initial group of hospitals who had been ordering or trialing the LidoSite product until the new controllers are available. B. Braun reports that they have now reinitiated sales and training efforts in anticipation of the availability of the new controllers. The Company previously reported that in addition to making improvements to the controller connecter, the Company and B. Braun were developing and implementing a sales training program specifically designed to better educate the sales force and users on the proper handling of the LidoSite patch during use, thereby minimizing the potential for adverse events. The Company has completed its analysis of the training needs and is currently working with B. Braun to implement this improved training as the Company re-establishes sales efforts.

        B. Braun has a contractual requirement to issue binding quarterly purchase orders to the Company for the LidoSite product 120 days in advance along with a binding rolling forecast for the subsequent three quarters. As sales of the LidoSite product began on March 1, 2005 and with B. Braun not expanding the number of hospitals currently trialing our product until the redesigned controllers are available, B. Braun and the Company have determined that it is too early in the sales cycle for B. Braun to have sufficient information on which to establish binding orders and binding forecasts. Therefore, the Company has agreed to waive the requirement that B. Braun issue binding quarterly purchase orders, and waive the minimum purchase requirements, until the controller design changes are completed and the LidoSite product controllers incorporating these changes are delivered to B. Braun.

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


        RECENTLY ISSUED ACCOUNTING STANDARDS

        As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123 (revised 2004), Share-Based Payment, an Amendment of FASB Statements No. 123 and 95, fair value method will have a significant impact on the Company's result of operations, although it will have no impact on its overall financial position. The impact of adoption of Statement No. 123 (revised 2004) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement No. 123 (revised 2004) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net loss and loss per share to its condensed consolidated financial statements. Statement No. 123 (revised 2004) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options. The Company must adopt Statement No. 123 (revised 2004) as of the beginning of the first interim period after December 15, 2005.

3.      INVENTORIES, NET

        Inventories consist of the following:

                                                        SEPTEMBER 30,   DECEMBER 31,
                                                             2005          2004
                                                        -------------   ------------
                                                         (Unaudited)
        Raw materials.................................    $  744,403     $       --
        Work in process...............................       227,010             --
                                                          ----------     ----------
                                                          $  971,413     $       --
                                                          ==========     ==========

        In January 2005, the Company received approval from the United States Food and Drug Administration ("FDA") for its manufacturing facility and processes for LidoSite. All costs incurred in preparing for its commercial launch that must be approved by the FDA before commercial sales could commence, were expensed as incurred including raw materials costs, manufacturing labor and allocation of overhead. All of such costs incurred subsequent to the FDA's approval were capitalized as inventory.

        Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company recorded in cost of sales a $1.1 million lower of cost or market adjustment for the nine-month period ended September 30, 2005 in the condensed consolidated statement of operations. The Company did not record a lower of cost or market adjustment for the three-month period ended September 30, 2005. The Company must increase its production capabilities significantly beyond its present manufacturing capacity in order to manufacture its LidoSite product cost-effectively.

        The Company assesses the valuation of its inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory. The key factors in the Company's inventory review process are its historical rates for failing to meet raw material and fabricated patch product specification acceptance criteria, contractual terms with B. Braun and the Company's internal policy to only sell its LidoSite products with a shelf life greater than one year. In the three and nine-month periods ended September 30, 2005, the Company recorded a valuation allowance for excess and obsolete inventory in cost of sales of $1.2 million and $1.3 million, respectively.

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


4.      PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                        2005            2004
                                                                  --------------  --------------
                                                                    (Unaudited)
        Manufacturing and laboratory equipment................     $  1,588,438    $  1,557,083
        Furniture and fixtures................................          266,434          96,306
        Office equipment......................................          179,568         150,081
        Leasehold improvements................................          151,689         122,193
        Software..............................................          112,278         102,542
                                                                   ------------    ------------
                                                                      2,298,407       2,028,205
        Less: Accumulated depreciation and amortization.......       (1,392,600)     (1,045,747)
                                                                   ------------    ------------
                                                                        905,807         982,458

        In-process equipment..................................        2,070,267       1,763,921
        Construction in progress..............................          722,595         269,069
                                                                   ------------    ------------
                                                                   $  3,698,669    $  3,015,448
                                                                   ============    ============

        Depreciation and amortization expense, included in cost and expenses in the accompanying condensed consolidated statements of operations, was approximately $0.1 million for each of the three months ended September 30, 2005 and 2004 and $0.3 million for each of the nine months ended September 30, 2005 and 2004, respectively.

        At September 30, 2005 and December 31, 2004, equipment held under capital lease included manufacturing and laboratory equipment, software, and furniture and fixtures of approximately $180,000 and $81,000, respectively. At September 30, 2005 and December 31, 2004, in-process equipment included advances of approximately $1.7 million and $1.6 million, respectively, for a continuous motion patch machine that is being custom manufactured for the Company. Additionally, at September 30, 2005 and December 31, 2004, in-process equipment included advances of approximately $0.1 million for patch controller manufacturing equipment that is being custom manufactured for the Company.

        Total open purchase commitments related to property and equipment were as follows at September 30, 2005:

                                                                SEPTEMBER 30,
                                                                    2005
                                                                -------------
                                                                 (Unaudited)
        Continuous motion patch machine......................    $   173,400
        Laboratory equipment and other.......................         32,191
        Building renovations.................................        130,650
                                                                 -----------
                                                                 $   336,241
                                                                 ===========

5.      WORKING CAPITAL FACILITY

        In September 2004, STSG agreed to provide the Company (or, at its option, cause a related party to provide to the Company) with up to $5.0 million in working capital loans in the form of 11.5% secured demand promissory notes (the "Working Capital Facility"). The amount available to be borrowed by the Company is the sum of all accounts receivable less than 60 days past due and the cost of inventory owned by the Company, inclusive of raw materials, work-in-process and finished goods, as calculated in accordance with U.S. generally accepted accounting principles. Pursuant to the terms of the Working Capital Facility, amounts drawn under the facility must be repaid

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


on or before November 15, 2005. As consideration for the commitment of the Working Capital Facility, the Company issued a total of 419,000 shares of common stock to Spencer Trask and recorded the fair value of these shares as deferred financing costs of $1.3 million. Each time funds are loaned to the Company under the Working Capital Facility, the Company is required to issue to the lender a common stock purchase warrant to purchase such number of shares equal to the quotient obtained by dividing (i) 40% of the amount loaned by (ii) 3.58. The warrants are exercisable for five years from the date of issuance and have an initial exercise price of $3.58 per share. The Working Capital Facility is secured by a lien on all of the Company's and its operating subsidiary's assets, which is subordinate to the lien on those assets held by the lenders in our August Financing transaction. The Working Capital Facility expired on September 30, 2005.

        As of September 30, 2005, the Company did not have adequate accounts receivable and inventory to collateralize amounts drawn under the Working Capital Facility. The indebtedness under the Working Capital Facility is scheduled to mature on November 15, 2005. In light of this collateral coverage deficiency and the upcoming maturity of the indebtedness under the Working Capital Facility, the Company has commenced negotiations with STSG regarding a waiver of all applicable covenant defaults and an extension of the maturity date. As a result of these negotiations, STSG and the Company have agreed in principle, subject to the approval of the Company's Board, to the following: (a) the noteholders will waive all covenant defaults resulting from inadequate collateral coverage until May 15, 2006, (b) the maturity dates under the Working Capital Facility will be deferred until May 15, 2006 and (c) on a monthly basis until May 15, 2006, the Company will issue to the noteholders warrants to purchase 110,000 shares of the Company's common stock at an exercise price of $2.40 per share.

        As of September 30, 2005, the Company borrowed an aggregate principal amount of $2.5 million under the Working Capital Facility and issued 279,330 warrants to purchase shares of the Company's common stock at an exercise price of $3.58 per share. Management estimated that the warrants had a fair value of approximately $0.4 million. This aggregate discount on the Working Capital Facility is amortized over each of the respective issuance dates and is included in interest expense to related parties in the accompanying condensed consolidated statements of operations. As of September 30, 2005, the Company recorded accrued and unpaid interest to related parties of approximately $85,000 in accrued expenses and other liabilities and an aggregate discount on the Working Capital Facility of approximately $141,000 in the accompanying condensed consolidated balance sheet.

        The carrying value of the Working Capital Facility is as follows at September 30, 2005:

                                                                                SEPTEMBER 30,
                                                                                    2005
                                                                                    ----
                                                                                 (Unaudited)
        Principal amount borrowed under Working Capital Facility............    $   2,500,000
        Less: fair value of warrants, net of amortization $268,314..........         (141,409)
                                                                                -------------
            Balance at September 30, 2005...................................    $   2,358,591
                                                                                =============

6.      ACCRUED REGISTRATION RIGHTS PENALTY

        Immediately prior to the consummation of the Merger, the Company consummated a $15.1 million private placement transaction (the "September Private Placement"). The Company issued to the investors units (the "Units") covering a total of 4,206,792 shares of common stock and warrants to purchase a total of 1,051,698 shares of common stock (the "September 2004 Warrants"). Net proceeds to the Company from the September Private Placement were approximately $12.0 million. The September 2004 Warrants have an initial exercise price equal to $4.47 per share. The September 2004 Warrants are exercisable immediately upon issuance and have a term of five years. The September Private Placement included the conversion of $1.6 million of loans made to the Company during the month of September 2004 by STSG and certain of its related parties.

        During March, April and May of 2004, the Company issued $8.5 million of 8% convertible secured promissory notes, maturing December 31, 2004 (the "December Notes") in a private placement transaction. In connection with the issuance of the December Notes, warrants were issued to the investors to purchase a total of 1,708,226 shares of common stock at an exercise price of $2.39 per share. The warrants have an expiration date of five years from the date of issuance. Simultaneous with the closing of the September Private Placement, the $8.5 million principal amount of the December Notes converted into a total of 3,560,453 shares of common stock.

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


        In connection with the September Private Placement and the December Notes, the Company filed a registration statement with the Securities and Exchange Commission (the "SEC") relating to the resale of shares of its common stock. Since that registration statement was not declared effective by the SEC by February 25, 2005, the Company was obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continues, an amount equal to 2% of such purchase price, until the Company cured the delay, with an overall cap on such registration rights penalty, or liquidated damages, of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect the Company's financial condition. In addition, the Company is obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. Interest expense, included in registration rights penalty in the accompanying condensed consolidated statements of operations, was approximately $0.1 million for the three and nine months ended September 30, 2005.

7.      ACCRUED EXPENSES AND OTHER LIABILITIES

        Accrued expenses and other liabilities consist of the following:

                                                                           SEPTEMBER 30,     DECEMBER 31,
                                                                               2005             2004
                                                                         ---------------   ---------------
                                                                           (Unaudited)
        Compensation and benefits....................................     $     331,324     $     373,260
        Product development billings in excess of amounts earned.....           732,202                --
        Accrued accounting fees......................................           250,038           265,000
        Insurance....................................................           164,563                --
        Deferred revenue, current portion............................           127,178            75,455
        Due to a related party.......................................            71,587            71,587
        Current portion of capital lease obligation..................            35,571            18,609
        Other........................................................           380,358           207,922
                                                                          -------------     -------------
                                                                          $   2,092,821     $   1,011,833
                                                                          =============     =============

8.      SENIOR SECURED CONVERTIBLE DEBENTURES ISSUED ON AUGUST 19, 2005

        On August 19, 2005, the Company issued senior secured convertible debentures due August 19, 2008, which initially have an interest rate of 8% per annum, with an aggregate principal amount of $10.0 million and warrants to purchase 2,083,332 shares of the Company's common stock, which transaction the Company refers to as the August Financing. The $10.0 million aggregate principal amount of senior secured convertible debentures includes $1.0 million that was loaned to Vyteris Holdings on August 2, 2005 on a bridge basis by Qubit Holdings LLC, or Qubit, an entity owned by certain trusts established for the benefit of the children of the Company's controlling stockholder, Kevin Kimberlin. At any time and at the holder's option, each holder may convert any outstanding debentures it holds into shares of the Company's common stock at a conversion price of $2.40 per share. If all of the senior secured convertible debentures outstanding as of September 30, 2005, were so converted, the Company would be required to issue approximately 4,166,668 shares of the Company's common stock.

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


        In connection with the issuance of the senior secured convertible debentures, the Company issued warrants to purchase a total of 2,083,332 shares of the Company's common stock at an exercise price of $2.88 per share. The warrants have a term of 7 years from the date of issuance and are immediately exercisable at the election of the holders thereof. The Company allocated the aggregate proceeds of the August Financing between the warrants and the debentures based on their fair values in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, ("APB 14"), and thus recorded $2.9 million as additional paid-in capital for the value allocated to the warrants. The Company will amortize the fair market value of the warrants through August 2008, the date of maturity. Warrant amortization expense was $0.1 million and is included in interest expense in the condensed consolidated statement of operations for three and nine-month periods ended September 30, 2005. Management determined the fair value of the warrants utilizing the Black-Scholes option-pricing model.

        Net proceeds from the August Financing, excluding any proceeds arising from the exercise of warrants in the future, are approximately $7.2 million, after giving effect to $1.4 million in deal expenses and $1.4 million of cash received in the August Financing, which the Company is required to deposit in a cash collateral account for the benefit of the holders of the senior secured convertible debentures. Net proceeds from the sale of the senior secured convertible debentures and warrants are to be used for general corporate purposes and may not be used to pay any dividend or make any distributions on any of Vyteris Holdings' equity securities or to repay any loan made to or incurred by any key employee or any other officer or director of Vyteris Holdings. The Company is amortizing offering costs through August 2008 using the straight-line method, which is not materially different from the effective interest rate method. Financing costs amortization expense was approximately $48,000 and is included in interest expense in the condensed consolidated statement of operations for the three and nine-month periods ended September 30, 2005.

        The lenders in the August Financing were each granted an option to purchase in the future an additional senior secured convertible debenture with principal equal up to 50% of the original principal amount of such lender's initial senior secured convertible debenture, with an additional warrant equal to 50% of the original warrant amount. The Company has determined that there is a beneficial conversion feature to the senior secured convertible debentures originally issued in the August Financing of $2.9 million. Because such senior secured convertible debentures are immediately convertible, the entire amount of the beneficial conversion feature was charged to interest expense on the condensed consolidated statement of operations in the three and nine-month periods ended September 30, 2005.

        The carrying value of the senior secured convertible debentures is as follows at September 30, 2005:

                                                                                           SEPTEMBER 30,
                                                                                               2005
                                                                                               ----
                                                                                            (Unaudited)
        Principal amount of senior secured convertible debentures.....................    $   10,000,000
        Less: fair value of warrants, net of amortization $113,899....................        (2,774,990)
                                                                                          --------------
           Balance at September 30, 2005, including current portion of $1,111,000.....    $    7,225,010
                                                                                          ==============

        The Company entered into a cash collateral agreement with the lenders and Wachovia National Bank, National Association, as collateral agent, pursuant to which the Company deposited with the collateral agent the sum of $1.4 million. This amount is equivalent to two years' of interest on the senior secured convertible debentures issued at the closing of the August Financing and secures the Company's obligations to pay such interest to the holders of such debentures. Interest is payable in cash starting on the last day of each quarter beginning August 31, 2005 at a fixed rate of 8% per annum. However, if certain milestones as defined in the agreement are not met, the interest rate may

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


be adjusted. The Company is required to make equal quarterly principal payments of 11.11% beginning August 31, 2006.

        The Company's Vyteris, Inc. subsidiary executed a security agreement in favor of the lenders, which provides the recipients with a first priority interest in substantially all of its assets. Simultaneously, Vyteris, Inc. issued to the lenders a guaranty of Vyteris Holdings' obligations under the senior secured convertible debentures. The subsidiary guaranty is a guaranty of payment and performance and not of collection. The documentation provides that the obligations of Vyteris, Inc. under the subsidiary guaranty are primary, absolute and unconditional. STSG has agreed to guarantee to the lenders the principal and interest payments under the secured debentures should Vyteris Holdings not consummate an offering of equity securities, which results in net proceeds to the Company of $15.0 million or more within the six months following the closing of the August Financing.

        The Company has the right, exercisable at any time after the 30th day following October 12, 2005, which was the effective date of the first registration statement with respect to the shares of Company common stock underlying the senior secured convertible debentures and warrants initially issued in the August Financing, to force conversion of the convertible debentures provided certain milestones are met. If the Company performs a forced conversion prior to the 18th month anniversary of the initial closing, it is required to pay the holders of the convertible debentures all accrued and unpaid interest on the principal debenture amount, through the date of the forced conversion. If the forced conversion should occur on or after the 18th month anniversary of the initial closing, the Company is required to pay the holders of the convertible debt accrued and unpaid interest through the maturity date of the convertible debentures.

        Beginning on the 271st day following the closing of the August Financing, the Company is required to pay to each holder of the senior secured convertible debentures, in cash, on the last day of each calendar quarter following such date, 11.11% of the original principal amount of the senior secured convertible debentures, plus unpaid accrued interest thereon, with the first such principal payment date occurring on August 31, 2006. The Company may elect to pay all or a portion of a principal payment in shares of common stock if certain conditions as defined in the agreement are met. If the Company elects to issue shares of common stock in lieu of cash, it must deliver to the holder such number of shares of common stock equal to the amount of principal and interest accrued and payable with respect to the senior secured convertible debentures as of such principal payment date, divided by 93% of the "current price," as defined, in effect on such date.

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

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


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

        The Company accrued interest of $0.5 million in the nine months ended September 30, 2005 on the Vyteris Holdings Series B convertible redeemable preferred stock by recognizing $0.5 million of interest expense to related parties in the accompanying condensed consolidated statements of operation and increasing the redemption value of the Series B convertible redeemable preferred stock by $0.5 million.

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

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


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

10.     RELATED PARTY TRANSACTIONS

        In addition to the Transaction Agreement described in Note 1, the Working Capital Facility described in Note 5, the August Financing described in
Note 8 and the Recapitalization Transaction described in Note 9, the Company had the following related party transactions through September 30, 2005:


        o At September 30, 2005 and December 31, 2004, approximately $61,000 is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets for amounts owed to Spencer Trask and Spencer Trask Ventures, Inc. for certain expenses paid on behalf of the Company.

        o During December 2001, $10,000 of Spencer Trask's funds were deposited in the Company's bank account in error by the Company's bank. Therefore, at September 30, 2005 and December 31, 2004, $10,000 is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

        o At September 30, 2005 and December 31, 2004, approximately $30,000 is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets for amounts owed to a related party for operating facility expenses.

        o During each of the nine months ended September 30, 2005 and 2004, the Company made minimum lease payments of approximately $0.3 million and $0.2 million, respectively, under a non-cancelable operating sublease with a related party for office and facility space.

        o On February 4, 2005, the Company announced the appointment of Patrick G. LePore to its Board of Directors. As of September 30, 2005, the Company recorded approximately $24,000 in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheet for consulting services provided by Mr. LePore. Effective November 1, 2005, Mr. LePore resigned from the Board of Directors for personal reasons.

        o On April 26, 2005, the Company announced the appointment of Russell O. Potts, Ph.D. to its Board of Directors. Dr. Potts is a member of our Scientific Advisory Board and has served the Company as an independent consultant in drug delivery, glucose monitoring and medical devices since April 2003. During the nine months ended September 30, 2005, we have paid Dr. Potts approximately $8,000 for consulting services provided by Dr. Potts.

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

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


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

11.     COMMITMENTS AND CONTINGENCIES

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

12.     LOSS PER SHARE

        The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share after giving effect to the Merger.

                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                --------------------------------------------------------------
                                                     2005            2004            2005             2004
                                                -------------    ------------     ------------    ------------
  Numerator:
     Net loss................................   $  (8,990,969)   $ (9,311,105)    $(18,414,891)   $(18,614,723)
  Denominator:
     Weighted average shares.................      19,293,858      10,607,658       19,293,858       7,224,414
                                                -------------    ------------     ------------    ------------
  Basic and diluted net loss per share.......   $       (0.47)   $      (0.88)    $      (0.95)   $      (2.58)
                                                =============    ============     ============    ============

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

        The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period.

                                                            SEPTEMBER 30,
                                                        2005            2004
                                                   -------------   -------------
        Convertible preferred stock.............        785,625         785,625
        Convertible debt........................      4,166,168              --
        Warrants................................      7,644,329       5,210,000
        Options.................................      2,621,990         721,864
        B. Braun purchase right.................             --          38,797
                                                   -------------   -------------
         Total..................................     15,218,112       6,756,286

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

        The condensed consolidated balance sheet as of September 30, 2005 and December 31, 2004 and the condensed consolidated statements of operations for the periods ended September 30, 2005 and 2004 consolidate the historical financial statements of Vyteris Holdings with Vyteris, Inc. after giving effect to the Merger, with Vyteris, Inc. as the accounting acquiror, by recording the transaction as the issuance of Vyteris, Inc. stock for the net monetary assets of Vyteris Holdings, accompanied by a recapitalization with no goodwill or other intangibles recorded. Vyteris Holdings had been engaged in the development and operations of mining properties until 1957, when the operations were abandoned and Vyteris Holdings became inactive. Vyteris Holdings was a "development stage enterprise" until January 1, 2005.

OVERVIEW

        On September 30, 2005 our cash position was $3.0 million. As of September 30, 2005, we borrowed $2.5 million from STSG and four related parties of STSG in connection with the Working Capital Facility. On August 19, 2005, we entered into a securities purchase agreement with certain institutional investors for the private placement of an aggregate of $10.0 million of senior secured convertible debentures (the "August Financing"). We believe that the net proceeds from these financings provide sufficient funds for our operations through December 2005. Subsequent financings will be required to fund our operations after December 2005, to develop new applications of our technologies, to respond to competitive pressures, to repay the Working Capital Facility and the senior secured convertible debenture issued in the August Financing and/or to acquire or invest in complementary businesses, technologies or services. Additional funding may not be available on favorable terms or at all.

        We have developed and produced an electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to administer certain therapeutics either directly to the skin or into the bloodstream.

        Our current business model is to exploit our proprietary technology through the development and commercial introduction of pharmaceutical products. We do not have sufficient capital or the sales and distribution capabilities to perform on our own all of the steps involved in the commercial introduction of a pharmaceutical product and therefore must partner with pharmaceutical companies that can provide the necessary capital and the sales and distribution know-how and resources. Our development and marketing agreement objective is to generate revenues from three sources: manufacturing income from the supply of products to our partners, royalties on product sales made by our partners and development fees and related milestone payments during the product development and pre-commercialization phase.

        The process of attracting development and marketing partners begins with one or more feasibility studies in which we explore the ability of our technology to deliver a candidate drug in a laboratory setting. Conducting feasibility studies is a normal recurring part of our business. Our business objective in conducting feasibility studies is to demonstrate the viability of our technology for the development of the product and thereby interest potential partners in entering into development, marketing and supply partnerships with us. Certain feasibility studies are funded by our potential development partners, while others are conducted at our own expense. We set the price for revenue producing feasibility studies at what we anticipate our actual costs will be. We do not expect to make a profit on such activities. Revenue generating feasibility studies have been limited to date and do not occur regularly and are not expected to produce significant revenues for us.

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

        Our projected maximum production capacity for the LidoSite product is 2 million units per year on our current equipment. At this production level we do not anticipate making the units cost-effectively and expect to post a loss from the sale of LidoSite. In order to manufacture the product cost-effectively we need to increase our manufacturing efficiency through the acquisition and installation of a second manufacturing line that is expected to operate at four to five times the capacity of our current equipment. We do not have sufficient capital to execute our manufacturing capacity expansion plans.

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

        o B. Braun has a minimum purchase requirement of 636,000 LidoSite patches from March 1, 2005 through February 28, 2006. As discussed below, we have temporarily waived B. Braun's minimum purchase requirement.

        o B. Braun is obligated to pay us 60% of B. Braun's net selling price for the LidoSite product through February 28, 2007, and 50% of the net selling price thereafter. Such payments are to be made on a calendar quarterly basis and are to be made within 45 days following the close of each calendar quarter.

        o We are obligated to sell the controller units to B. Braun at the lesser of $30.00 or at the price at which we purchase the controllers from a third party.

        o B. Braun is obligated to provide us with a binding, quarterly purchase order for the LidoSite patch and LidoSite controller at least 120 days in advance of the commencement of the quarter, together with a rolling forecast of orders of the succeeding two quarters. B. Braun is obligated to purchase at least 75% of the quantity of products set forth in the rolling forecast for the succeeding quarter. As discussed below, we have temporarily waived B. Braun's quarterly requirement to provide us with binding purchase orders.

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

        Commercial distribution of the LidoSite product began on March 1, 2005. In the six month period ending June 30, 2005 we reported a limited number of controllers distributed to hospitals had not performed in accordance with our expectations and that as a result of this condition we were in the process of making mechanical changes to the connector of the LidoSite controller to improve its reliability. Since that time, we have completed the design changes, verified the improved performance of the controller units and initiated manufacturing of new controller units incorporating these changes at our supplier for delivery as initially planned in the fourth quarter of 2005. We also reported that B. Braun had decided not to expand sales efforts beyond the initial group of hospitals who had been ordering or trialing our LidoSite product until the new controllers are available. B. Braun reports that they have now reinitiated sales and training efforts in anticipation of the availability of the new controllers. We previously reported that in addition to making improvements to the controller connecter, we and B. Braun were developing and implementing a sales training program specifically designed to better educate the sales force and users on the proper handling of the LidoSite patch during use, thereby minimizing the potential for adverse events. We have completed our analysis of the training needs and is currently working with B. Braun to implement this improved training as we re-establish sales efforts.

        B. Braun has a contractual requirement to issue binding quarterly purchase orders to us for the LidoSite product 120 days in advance along with a binding rolling forecast for the subsequent three quarters. As sales of the LidoSite product began on March 1, 2005 and with B. Braun not expanding the number of hospitals currently trialing our product until the redesigned controllers are available, B. Braun and Vyteris Holdings have determined that it is too early in the sales cycle for B. Braun to have sufficient information on which to establish binding orders and binding forecasts. Therefore, we have agreed to waive the requirement that B. Braun issue binding quarterly purchase orders, and waive the minimum purchase requirements, until the controller design changes are completed and the LidoSite product controllers incorporating these changes are delivered to B. Braun.

        As of September 30, 2005, B. Braun had approximately 154,000 LidoSite patches in inventory and we have approximately 76,000 additional LidoSite patches in our work in process inventory. With the distribution network now fully stocked, we do not anticipate shipping LidoSite patches to B. Braun during the fourth quarter of 2005; therefore we expect minimal product sales revenues for the coming quarter.

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

        The most frequently observed adverse events from all studies are presented below:


                                 SUMMARY OF MOST FREQUENTLY OBSERVED ADVERSE EVENTS
                                     FROM ALL STUDIES INVOLVING LIDOSITE SYSTEM

------------------------------- ---------------------- ------------------------------------------------------------
                                                                              Placebo
                                    LidoSite(TM)       LidoSite(TM) System without   LidoSite(TM) Patch without
                                   System(Ns=827,            lidocaine (Ns=308,         application of current
                                     Nt=925)(1)                   Nt=308)1                 (Ns=25, Nt=25)(1)
        Adverse Event                   n (%)                       n (%)                         n(%)
------------------------------- ---------------------- --------------------------- --------------------------------
Pain/burning sensation with
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
------------------------------- ---------------------- --------------------------- --------------------------------

        (1)Ns=Number of Subjects, Nt=Number of Treatments; % computed based on the number of treatments (Nt);
        In three Pharmacokinetic studies each subject received three treatments during the study."


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

CONSOLIDATED RESULTS OF OPERATIONS

        The following table sets forth the percentage increases or (decreases) in certain line items on our condensed consolidated statement of operations for the three and nine months ended September 30, 2005 and 2004.

                                                       THREE MONTHS     NINE MONTHS
                                                          ENDED            ENDED
                                                       SEPTEMBER 30,    SEPTEMBER 30,
                                                           2005            2005
                                                          VERSUS          VERSUS
                                                       SEPTEMBER 30,    SEPTEMBER 30,
                                                           2004            2004
                                                           ----            ----
         Revenues.................................       1,649.8%        1,582.7%
         Cost of sales............................           --               --
         Research and development expense (1).....        (17.1)%          (29.6)%
         General and administrative expense......           3.6%            51.8 %
         Registration rights penalty (1)..........           --               --
         Interest expense, net....................        (14.2)%          (32.4)%
         Net loss.................................        (4.1)%           (1.1)%

        (1)     No comparable amounts in the three and nine months ended
                September 30, 2004.

COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

        REVENUES

        Our revenues in the third quarter of 2005 are derived primarily from reimbursement of development costs and research feasibility studies for pharmaceutical companies. Total revenues were $0.6 million in the three months ended September 30, 2005, compared to $32,500 in the three months ended September 30, 2004, an increase of 1,649.8% or $0.5 million. The increase in revenues in the three months ended September 30, 2005 primarily relates to reimbursement of development costs of approximately $0.3 million and a $0.2 million incremental increase in research feasibility studies as compared to the same period last year. We had minimal product sales in the third quarter of 2005 primarily due to B. Braun's determination that it will not expand the number of hospitals currently trialing our LidoSite product until we deliver to them our redesigned controllers.

        As of September 30, 2005, B. Braun had approximately 154,000 LidoSite patches in inventory and we have approximately 76,000 additional LidoSite patches in our work in process inventory. With the distribution network now fully stocked, we do not anticipate shipping LidoSite patches to B. Braun during the fourth quarter of 2005; therefore we expect minimal product sales revenues for the coming quarter.

        In November 2004, we entered into an agreement with Ferring for the development, licensing and supply of a product for female infertility. Ferring reimburses a percentage of our product development activities. Non-refundable up-front fees, where we have an ongoing involvement or performance obligation, are amortized over the term of the performance obligation and reimbursement of product development activities are recognized when we incur a reimbursable expense. This agreement may be canceled on short notice and may be terminated in the event that we do not maintain at least three months' cash, as defined in the agreement, during the development period.

        COST OF SALES

        Cost of sales for the three months ended September 30, 2005 amounted to $1.2 million. There was no cost of sales for the comparable period in 2004, as the commercial launch of the product, LidoSite, occurred in 2005. During the three months ended September 30, 2005, we recorded a valuation allowance of $1.2 million for excess and obsolete inventory. The key factors in our inventory review process are the historical rates for failing to meet raw material and fabricated patch product specification acceptance criteria, contractual terms with B. Braun and our internal policy to only sell LidoSite products with a shelf life greater than one year.

        RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses were $2.7 million in the three months ended September 30, 2005, compared to $3.3 million in the three months ended September 30, 2004, a decrease of 17.1% or $0.6 million. This decrease is primarily due to expensing as incurred during 2004 of all costs related to the development of, and gaining regulatory approval of our LidoSite product, and all costs incurred in preparing for its commercial launch, including raw materials costs, manufacturing labor and allocation of overhead. Subsequent to the FDA's approval to commence commercial sales of LidoSite in January 2005, all such material and manufacturing costs were capitalized as inventory or recorded in engineering, quality assurance and regulatory costs. Our research and development expenses associated with LidoSite were reduced in the first part of 2005 as a result of this accounting treatment; however, we do not expect our total cash outlays to be less. Partially offsetting the decrease in research and development expenses in the three months ended September 30, 2005, was approximately $0.2 million of product development activities in connection with the development and marketing agreement and a supply agreement with Ferring which commenced during the fourth quarter of 2004 and research feasibility studies for pharmaceutical companies. In addition, research and development expenses in the third quarter of 2005 included a design review of the controller and the process of making mechanical changes to the connector of the LidoSite controller.

        GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses were $1.5 million in the three months ended September 30, 2005 and 2004. In the three months ended September 30, 2005, general and administrative expenses include quality assurance and regulatory costs and various general and administrative costs required to operate as a public company. There were no quality assurance and regulatory costs recognized as general and administrative expenses in the comparable period in the prior year as all costs incurred in preparing for the commercial launch of our LidoSite product subsequent to the FDA's approval to commence commercial sales of LidoSite in January 2005 was included in research and development expense. In the three month period ended September 30, 2004, general and administrative expenses include expenditures incurred in connection with the Merger.

        REGISTRATION RIGHTS PENALTY

        Registration rights penalty for the three months ended September 30, 2005 amounted to $0.1 million. There was no registration rights penalty for the comparable period in 2004. In connection with our private placement transactions, we filed a registration statement with the SEC relating to the resale of shares of Vyteris Holdings common stock. Since that registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay a registration rights penalty to certain stockholders. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. Interest expense, included in registration rights penalty in the accompanying condensed consolidated statements of operations, was approximately $0.1 million for the three months ended September 30, 2005.

        INTEREST (INCOME) EXPENSE, NET

        Interest (income) expense, net was $3.9 million in the three months ended September 30, 2005, compared to $4.5 million for the comparable period in 2004, a decrease of 14.2% or $0.6 million. Non-cash interest expense totaled $3.6 million as compared to $4.3 million for the comparable period in 2004. Coupon and other interest expense totaled $0.3 million as compared to $0.2 million for the comparable period in 2004.

        During the three months ended September 30, 2005 and 2004, interest (income) expense, net consists of the following:

                                                                            THREE MONTHS ENDED
                                                                            ------------------
                                                                 SEPTEMBER 30, 2005     SEPTEMBER 30, 2004
                                                                 ------------------     ------------------
    Non-cash interest expense:
          Warrant amortization.................................     $     352,934          $   1,337,289
          Offering costs amortization..........................            48,888              1,294,824
          Beneficial conversion feature........................         2,875,000              1,729,916
          Amortization of fair value of common stock  issued,
              Working Capital Facility.........................           318,750                     --
                                                                    -------------          -------------
    Total non-cash interest expense............................         3,595,572              4,362,029

    Coupon and other interest..................................           323,794                180,631
                                                                    -------------          -------------
         Total interest expense................................     $   3,919,366          $   4,542,660
                                                                    =============          =============

COMPARISON OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

        REVENUES

        Our revenues are derived primarily from reimbursement of development costs, sales of our LidoSite product to B. Braun and research feasibility studies for pharmaceutical companies. Total revenues were $1.6 million in the nine months ended September 30, 2005, compared to $92,500 in the nine months ended September 30, 2004, an increase of 1,582.7% or $1.5 million. The increase in revenues in 2005 primarily relates to the incremental increase of reimbursement of development costs of approximately $1.1 million as compared to the same period last year and to the commencement of sales of our LidoSite product to B. Braun in March 2005 resulting in $0.3 million of revenues.

        We had minimal product sales in the third quarter of 2005 primarily due to B. Braun's determination that it will not expand the number of hospitals currently trialing our LidoSite product until we deliver to them our redesigned controllers. We do not anticipate shipping LidoSite patches to B. Braun during the fourth quarter of 2005; therefore we expect minimal product sales revenues for the coming quarter.

        COST OF SALES

        Cost of sales for the nine months ended September 30, 2005 amounted to $3.0 million. There was no cost of sales for the comparable period in 2004, as the commercial launch of the product, LidoSite, occurred in 2005. Certain costs associated with the products sold during 2005 were incurred prior to January 2005; therefore, expensed as incurred. If the costs incurred prior to January 2005 were not expensed as incurred, our cost of sales amount would have been materially larger. During the nine-month period ended September 30, 2005, we recorded a valuation allowance of $1.3 million for excess and obsolete inventory. The key factors in our inventory review process are the historical rates for failing to meet raw material and fabricated patch product specification acceptance criteria, contractual terms with B. Braun and our internal policy to only sell LidoSite products with a shelf life greater than one year. Additionally, we recorded in cost of sales a $1.1 million lower of cost or market adjustment for the nine-month period ended September 30, 2005 in the condensed consolidated statement of operations.

        RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses were $6.0 million in the nine months ended September 30, 2005, compared to $8.5 million in the nine months ended September 30, 2004, a decrease of 29.6% or $2.5 million. This decrease is primarily due to expensing as incurred during 2004 of all costs related to the development of, and gaining regulatory approval of our LidoSite product, and all costs incurred in preparing for its commercial launch, including raw materials costs, manufacturing labor and allocation of overhead. Subsequent to the FDA's approval to commence commercial sales of LidoSite in January 2005, all such material and manufacturing costs were capitalized as inventory or recorded in engineering, quality assurance and regulatory costs. Our research and development expenses associated with LidoSite were reduced in 2005 as a result of this accounting treatment; however, we do not expect our total cash outlays to be less. Partially offsetting the decrease in research and development expenses in the nine months ended September 30, 2005, was approximately $0.7 million of product development activities in connection with the development and marketing agreement and a supply agreement with Ferring which commenced during the fourth quarter of 2004 and research feasibility studies for pharmaceutical companies.

        GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses were $4.5 million in the nine months ended September 30, 2005, compared to $3.0 million for the comparable period in 2004, an increase of 51.8% or $1.5 million. This increase of $1.5 million is principally attributable to the $1.1 million in quality assurance and regulatory costs, additional headcount and various general and administrative costs required to operate as a public company. There were no quality assurance and regulatory costs recognized as general and administrative expenses in the comparable period in the prior year as all costs incurred in preparing for the commercial launch of our LidoSite product subsequent to the FDA's approval to commence commercial sales of LidoSite in January 2005 was included in research and development expense.

        REGISTRATION RIGHTS PENALTY

        Registration rights penalty for the nine months ended September 30, 2005 amounted to $1.6 million. There was no registration rights penalty for the comparable period in 2004. In connection with our private placement transactions, we filed a registration statement with the SEC relating to the resale of shares of Vyteris Holdings common stock. Since that registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay a registration rights penalty to certain stockholders. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. Interest expense, included in registration rights penalty in the accompanying condensed consolidated statements of operations, was approximately $0.1 million for the nine months ended September 30, 2005.

        INTEREST (INCOME) EXPENSE, NET

        Interest (income) expense, net was $4.9 million in the nine months ended September 30, 2005, compared to $7.2 million for the comparable period in 2004, a decrease of 32.4% or $2.3 million. Non-cash interest expense totaled $4.3 million as compared to $6.2 million for the comparable period in 2004. Coupon and other interest expense totaled $0.6 million as compared to $1.0 million for the comparable period in 2004.

        During the nine months ended September 30, 2005 and 2004, interest (income) expense, net consists of the following:

                                                                             NINE MONTHS ENDED
                                                                             -----------------
                                                                 SEPTEMBER 30, 2005     SEPTEMBER 30, 2004
                                                                 ------------------     ------------------
    Non-cash interest expense:
          Warrant amortization.................................     $     382,208          $   1,856,105
          Offering costs amortization..........................            48,888              1,984,167
          Beneficial conversion feature........................         2,875,000              2,401,057
          Amortization of fair value of common stock  issued,
             Working Capital Facility..........................           956,250                     --
                                                                    -------------          -------------
    Total non-cash interest expense............................         4,262,346              6,241,329

    Coupon and other interest..................................           641,169                949,481
                                                                    -------------          -------------
         Total interest expense................................     $   4,903,515          $   7,190,810
                                                                    =============          =============

LIQUIDITY AND CAPITAL RESOURCES

        The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern; however, at our current and planned rate of spending, we believe that our cash and cash equivalents, as of September 30, 2005 are not sufficient to allow us to continue operations beyond December 2005 without additional funding. No assurance can be given that we will be successful in arranging the additional planned financing needed to continue the execution of our business plan, which includes the development of new products. Failure to obtain such financing may require management to substantially curtail operations, which may result in a material adverse effect on our financial position and results of operations. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern.

        We used $11.3 million of net cash in operating activities in the nine months ended September 30, 2005 compared to $10.8 million in the same period last year. The principal factors in this use of cash have been our net loss of $18.4 million and increase in net inventory of $1.0 million with the commencement of sales of our LidoSite product to B. Braun in March 2005. Partially offsetting this use of cash in operations activities was $0.3 million of depreciation and amortization expense, $1.6 million in accrued liquidated damages, non-cash interest expense of $4.3 million and $1.8 million increase in accounts payable, accrued expenses and other liabilities and interest payable to related parties in the nine months ended September 30, 2005.

        Net cash used in investing activities was $3.1 million in the nine months ended September 30, 2005 compared to $0.4 million in the same period in fiscal 2004. In 2005 we have classified on our condensed consolidated balance sheet $1.8 million of restricted cash, consisting of $1.4 million deposited in a cash collateral account to secure the payment of interest on the August Financing for the first two years after the closing and $0.4 million that guarantees issued letters of credit that mature or expire in more than one year. Additionally, in 2005 we incurred $0.4 million of capital expenditures to improve our existing research and development facilities and to purchase laboratory equipment.

        Net cash provided by financing activities was $11.0 million in the nine months ended September 30, 2005 compared to $19.7 million in the same period in 2004. During the third quarter of 2005, we issued senior secured convertible debentures and received net proceeds of approximately $8.7 million, after giving effect to $1.3 million in deal expenses. We deposited $1.4 million of the net proceeds into a cash collateral account to secure the equivalent to two years' of interest on the senior secured convertible debentures. In addition, we borrowed $2.5 million in the nine months ended September 30, 2005 under our Working Capital Facility. Partially offsetting this increase in financing activities was approximately $0.3 million of disbursements related to the registration of common stock and warrants in the September 2004 private placement transaction with the SEC.

        In September 2004, STSG agreed to provide us (or, at its option, cause a related party to provide to the Company) with up to $5.0 million in working capital loans in the form of 11.5% secured demand promissory notes (the "Working Capital Facility"). The amount available to be borrowed is the sum of all accounts receivable less than 60 days past due and the cost of inventory owned, inclusive of raw materials, work-in-process and finished goods, as calculated in accordance with generally accepted accounting principles. Pursuant to the terms of the Working Capital Facility, amounts drawn under the facility must be repaid on or before November 15, 2005. As consideration for the commitment of the Working Capital Facility, we issued a total of 419,000 shares of common stock to Spencer Trask and recorded the fair value of these shares as deferred financing costs of $1.3 million. Each time funds are loaned to us under the Working Capital Facility, we are required to issue to the lender a common stock purchase warrant to purchase such number of shares equal to the quotient obtained by dividing (i) 40% of the amount loaned by (ii) 3.58. The warrants are exercisable for five years from the date of issuance and have an initial exercise price of $3.58 per share. The Working Capital Facility is secured by a lien on all of Vyteris Holdings' and its operating subsidiary's assets, which is subordinate to the lien on those assets held by the lenders in our August Financing transaction. The Working Capital Facility expired on September 30, 2005.

        As of September 30, 2005, the Company did not have adequate accounts receivable and inventory to collateralize amounts drawn under the Working Capital Facility. The indebtedness under the Working Capital Facility is scheduled to mature on November 15, 2005. In light of this collateral coverage deficiency and the upcoming maturity of the indebtedness under the Working Capital Facility, the Company has commenced negotiations with STSG regarding a waiver of all applicable covenant defaults and an extension of the maturity date. As a result of these negotiations, STSG and the Company have agreed in principle, subject to the approval of the Company's Board, to the following: (a) the noteholders will waive all covenant defaults resulting from inadequate collateral coverage until May 15, 2006, (b) the maturity dates under the Working Capital Facility will be deferred until May 15, 2006 and (c) on a monthly basis until May 15, 2006, the Company will issue to the noteholders warrants to purchase 110,000 shares of the Company's common stock at an exercise price of $2.40 per share.

        As of September 30, 2005, we borrowed an aggregate principal amount of $2.5 million under the Working Capital Facility and issued 279,330 warrants to purchase shares of our common stock at an exercise price of $3.58 per share. Management estimated that the warrants had a fair value of approximately $0.4 million. This aggregate discount on the Working Capital Facility is amortized over each of the respective issuance dates and included in interest expense to related parties in the accompanying condensed consolidated statements of operations. As of September 30, 2005, we recorded accrued and unpaid interest to related parties of approximately $85,000 in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheet and non-cash interest expense of approximately $0.3 million for the fair value of warrants issued in the accompanying condensed consolidated statement of operations.

        On August 19, 2005, we issued senior secured convertible debentures due August 19, 2008, which initially have an interest rate of 8% per annum, with an aggregate principal amount of $10.0 million and warrants to purchase 2,083,322 shares of the Company's common stock at an exercise price of $2.88 per share, which transaction we refer to as the August Financing. The $10.0 million aggregate principal amount of senior secured convertible debentures includes $1.0 million that was loaned to Vyteris Holdings on August 2, 2005 on a bridge basis by Qubit Holdings LLC, or Qubit, an entity owned by certain trusts established for the benefit of the children of the Company's controlling stockholder, Kevin Kimberlin. At any time and at the holder's option, each holder may convert any outstanding debentures it holds into shares of our common stock at a conversion price of $2.40 per share. If all of the senior secured convertible debentures outstanding as of September 30, 2005, were so converted, we would be required to issue approximately 4,166,668 shares of the Company's common stock. Net proceeds from the sale of the senior secured convertible debentures and warrants are to be used for general corporate purposes and may not be used to pay any dividend or make any distributions on any of Vyteris Holdings' equity securities or to repay any loan made to or incurred by any key employee or any other officer or director of Vyteris Holdings.

        Our Vyteris, Inc. subsidiary executed a security agreement in favor of the lenders, which provides the recipients with a first priority interest in substantially all of our assets. Simultaneously, Vyteris, Inc. issued to the lenders a guaranty of Vyteris Holdings' obligations under the senior secured convertible debentures. The subsidiary guaranty is a guaranty of payment and performance and not of collection. The documentation provides that the obligations of Vyteris, Inc. under the subsidiary guaranty are primary, absolute and unconditional. STSG has agreed to guarantee to the lenders the principal and interest payments under the secured debentures should Vyteris Holdings not consummate an offering of equity securities, which results in net proceeds to us of $15.0 million or more within the six months following the closing of the August Financing.

        We have the right, exercisable at any time after the 30th day following October 12, 2005, which was the effective date of the first registration statement with respect to the shares of our common stock underlying the senior secured convertible debentures and warrants initially issued in the August Financing, to force conversion of the convertible debentures provided certain milestones are met. If we perform a forced conversion prior to the 18th month anniversary of the initial closing, it is required to pay the holders of the convertible debentures all accrued and unpaid interest on the principal debenture amount, through the date of the forced conversion. If the forced conversion should occur on or after the 18th month anniversary of the initial closing, we are required to pay the holders of the convertible debt accrued and unpaid interest through the maturity date of the convertible debentures.

        Beginning on the 271st day following the closing of the August Financing, we are required to pay to each holder of the senior secured convertible debentures, in cash, on the last day of each calendar quarter following such date, 11.11% of the original principal amount of the senior secured convertible debentures plus unpaid accrued interest thereon, with the first such principal payment date occurring on August 31, 2006. We may elect to pay all or a portion of a principal payment in shares of common stock if certain conditions as defined in the agreement are met. If we elect to issue shares of common stock in lieu of cash, we must deliver to the holder such number of shares of common stock equal to the amount of principal and interest accrued and payable with respect to the senior secured convertible debentures as of such principal payment date, divided by 93% of the "current price," as defined, in effect on such date.

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

CASH POSITION

        As of September 30, 2005, we had a cash balance of $3.0 million and negative working capital of $(2.3) million as compared with a cash balance of $6.4 million and working capital of $6.2 million at December 31, 2004.

        On August 19, 2005, we issued $10.0 million of senior secured convertible debentures. We believe that the net proceeds from these financings provide us with sufficient funds for our operations through December 2005. Subsequent financings will be required to fund our operations after December 2005. No assurance can be given that the Company will be successful in arranging the further financing needed to continue the execution of its business plan, which includes the development of new products. Failure to obtain such financing will require management to substantially curtail operations, which will result in a material adverse effect on our financial position and results of operations.

        Although the SEC extended the compliance deadline with Section 404 of the Sarbanes-Oxley Act of 2002 for non-accelerated filers like the Company to its first fiscal year ending on or after July 15, 2007, we are continuing to implement our plan for compliance. We expect that the internal and external costs of complying with the Sarbanes-Oxley Act of 2002 will be substantial in 2006 and 2007.

        We expect to devote substantial resources to scale-up the manufacturing process for our LidoSite product, to expand our manufacturing capacity for LidoSite and to continue the development of our infertility product. Our funding requirements will depend on numerous factors, including the following:

        o       manufacturing costs of LidoSite;

        o       LidoSite sales;

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

        We have filed a registration statement with the SEC relating to the resale of shares of Vyteris Holdings common stock. Since that registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continued, an amount equal to 2% of such purchase price, until we have cured the delay, with an overall cap on such liquidated damages of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. Interest expense, included in registration rights penalty in the accompanying condensed consolidated statements of operations, was approximately $0.1 million for the three months ended September 30, 2005.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

        Our contractual obligations and commitments include obligations associated with capital and operating leases, manufacturing equipment, and employee agreements as set forth in the table below:

                                                          PAYMENTS DUE BY PERIOD AS OF SEPTEMBER 30, 2005
                                                  --------------------------------------------------------------
                                                                 LESS THAN                           MORE THAN 5
                                                     TOTAL        1 YEAR     1-3 YEARS   3-5 YEARS     YEARS
                                                  ------------  -----------  ----------  ---------  ------------
        Operating lease obligations..........     $  3,271,225  $   515,033  $  537,316  $ 594,567  $  1,624,309
        Manufacturing equipment..............          173,400      173,400          --          --           --
        Capital lease obligations............           96,831       35,571      61,260          --           --
        Employee agreements..................           84,583       84,583          --          --           --
        Other................................          164,563      164,563          --          --           --
                                                  ------------  -----------  ----------  ---------- ------------
          Total..............................     $  3,790,602  $   973,150  $  598,576  $  594,567 $  1,624,309
                                                  ============  ===========  ==========  ========== ============

        Effective as of September 28, 2004, upon cancellation of all outstanding shares of the Vyteris Series A convertible preferred stock, the holders of Vyteris Holdings Series B convertible redeemable preferred stock were entitled to receive an annual cash dividend of 8% of the then applicable redemption price, as defined, out of funds legally available, payable quarterly. The dividends with respect to Vyteris Holdings Series B convertible redeemable preferred stock are cumulative (from the time that the Vyteris Series A convertible redeemable preferred stock was retired), whether or not earned or declared and shall be paid quarterly in arrears. All of the outstanding shares of Vyteris Series A convertible redeemable preferred stock were cancelled on September 28, 2004. We accrued interest on the Vyteris Holdings Series B convertible redeemable preferred stock of $0.15 million in each of the first, second, and third quarters of 2005. We expect to accrue dividends of $0.6 million per year until redemption begins.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE NEVER BEEN PROFITABLE, WE MAY NEVER BE PROFITABLE, AND, IF WE BECOME PROFITABLE, WE MAY BE UNABLE TO SUSTAIN PROFITABILITY.

        From November 2000 through September 30, 2005, we incurred net losses in excess of $74.4 million, as we have been engaged primarily in clinical testing and development activities until the first quarter of 2005. We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur significant losses for the foreseeable future.

WE MUST RAISE ADDITIONAL CAPITAL, AND IF ADDITIONAL CAPITAL IS NOT AVAILABLE TO US ON ACCEPTABLE TERMS, OR AT ALL, OUR BUSINESS WILL BE MATERIALLY HARMED AND IT WILL BE UNLIKELY THAT WE CAN REMAIN IN BUSINESS.

        Beyond the capital being raised in our August Financing, we will need to raise additional capital by December 31, 2005. We have no commitments from any investor or lender with respect to such financing. We cannot be certain that such capital will be available to us or, if it is available to us, we cannot be certain that such capital will be available on terms that are acceptable to us. Such financing could be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business. If we are unable to raise sufficient additional capital on acceptable terms in a timely fashion, we will be forced to restrict new product development and may be unable to continue our manufacturing and other business operations. If we do not have sufficient capital to support the manufacture of our LidoSite product, we may be unable to remain in business.

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

WE CANNOT BE CERTAIN OF THE PACE AT WHICH OUR DISTRIBUTOR WILL ROLLOUT OUR LIDOSITE PRODUCT.

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

        We have granted B. Braun the right to be our exclusive, worldwide sales and marketing distributor for LidoSite. As a result, we are dependent on B. Braun and its ability to effectively market our only current product. If B. Braun is unable to sell our LidoSite product effectively, we will not have the ability to seek other customers for our LidoSite product at least until such time as satisfactory arrangements are made with B. Braun. With the distribution network fully stocked as of September 30, 2005, and with B. Braun having determined that for the time being it will not expand the number of hospitals currently conducting LidoSite product trials, we do not anticipate shipping LidoSite patches to B. Braun during the fourth quarter of 2005; therefore we expect minimal or no product sales revenues for the coming quarter.

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

        We may not be able to manufacture our LidoSite product, or any future products, in a manner that ensures that the systems provide reproducible dosages of stable formulations of drugs for sufficient periods after manufacture. If we cannot ensure that our products have sufficient post-production shelf life, we may be unable to produce our products in sufficient quantities to develop an economical supply chain. Accordingly, we may not be able to successfully manage our inventory.

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

        Our future success depends, to a significant degree, on the skills, experience and efforts of our key management personnel, principally Vincent De Caprio, Ph.D., our president and chief executive officer, and Michael McGuinness, our chief financial officer. If any of those individuals were unable or unwilling to continue in their present positions, it would be necessary for us to identify and hire replacements, which could be time-consuming and expensive and could divert our focus from our business objectives. Furthermore, such replacements may not be as successful in attracting and retaining marketing and distribution partners as our current management may be. Mr. McGuinness is not bound by an employment agreement with the Company. We do not maintain key person life insurance on any of our management personnel. Mr. James Garrison, our vice president of business development, left the company during the third quarter of 2005.

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

        The loans made to us in connection with our August Financing transaction, as well as certain other loans, are secured by a first priority lien on all of the assets of Vyteris Holdings and our operating subsidiary. In the past, we have defaulted on promissory notes due to our lack of liquidity. If we are unable to raise sufficient capital to timely repay our obligations under our secured loans, the lenders will be entitled to enforce their liens and take title to substantially all of the assets of Vyteris Holdings and our operating subsidiary.

THE FINANCING TRANSACTION WE CLOSED IN AUGUST 2005 SUBJECTS US TO RESTRICTIONS THAT LIMIT OUR FLEXIBILITY AND MAY ADVERSELY AFFECT OUR ABILITY TO PURSUE BUSINESS TRANSACTIONS THAT WE WOULD OTHERWISE PURSUE.

        We are subject to various restrictions resulting from our August Financing that we agreed to in order to meet our lenders' needs, including, among others, restrictions on our ability to sell to, merge with, or purchase, another business, incur additional debt, grant liens on our assets, or buyback or redeem stock, without the consent of those lenders. Currently, we cannot assess whether the loss of flexibility attributable to such restrictions will cause us to miss opportunities that we would otherwise wish to pursue or obtain the additional financing we will need.

WE DO NOT INTEND TO PAY DIVIDENDS AND, CONSEQUENTLY, THE ONLY OPPORTUNITY FOR INVESTORS TO ACHIEVE A RETURN ON THEIR INVESTMENT IS IF AN ACTIVE TRADING MARKET DEVELOPS AND INVESTORS ARE ABLE TO SELL THEIR SHARES AT A PROFIT OR IF OUR BUSINESS IS SOLD AT A PRICE THAT ENABLES INVESTORS TO RECOGNIZE A PROFIT.

        We will need all of our cash resources to fund our operations, including the development of future products. Accordingly, we do not expect to pay cash dividends in the foreseeable future on our common stock. We cannot assure investors any return on their investment other than in connection with a sale of their shares or a sale of our business. At the present time there is a limited trading market for our shares and we have no intention of selling our business. We cannot assure investors that an active trading market will develop or that any third party would offer to purchase our business on acceptable terms and at a price that would enable our investors to recognize a profit. There is no established public trading market or market maker for our securities. Therefore, if you purchase our securities, you may be unable to sell them. Accordingly, you should be able to bear the financial risk of losing your entire investment.

WE ARE REQUIRED TO MAKE LIQUIDATED DAMAGES PAYMENTS TO CERTAIN OF THE SELLING STOCKHOLDERS, WHICH, WHEN PAID, WILL MATERIALLY AFFECT OUR FINANCIAL CONDITION.

        We have filed a registration statement with the SEC relating to the resale of shares of Vyteris Holdings common stock. Since the registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continued, an amount equal to 2% of such purchase price, until we have cured the delay, with an overall cap on such liquidated damages of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement was declared effective on May 12, 2005. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.6 million, including interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. Payment of liquidated damages to such stockholders will materially adversely affect our financial condition.

OUR COMPLIANCE WITH THE SARBANES-OXLEY ACT AND SEC RULES CONCERNING INTERNAL CONTROLS MAY BE TIME CONSUMING, DIFFICULT AND COSTLY FOR US.

        Although individual members of our management have experience as officers of publicly traded companies that experience came prior to the adoption of the Sarbanes-Oxley Act of 2002. Vyteris had never operated as a publicly traded company prior to September 29, 2004. It may continue to be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly traded companies to obtain.

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

        In August 2000, Alza filed an opposition in the EPO against European Patent No. 0 783 346, entitled "Improved Iontophoretic Drug Delivery Device". We refer to this patent as the "'346 patent". Becton Dickinson then owned the '346 patent, and subsequently assigned the patent to us. In the opposition, Alza alleged that the patent should be revoked because, among other things, each of the claims lacks novelty or an inventive step over the prior art. We responded to the opposition by amending the specification of the patent, canceling two of the patent's claims, and submitting arguments that the remaining claims are patentable over the prior art. Subsequently the opposition was heard at the EPO on October 8, 2002 and the EPO panel ruled in favor of us. Alza appealed the EPO panel's decision, and the EPO held a hearing on October 20, 2005 to consider the appeal. During the hearing the EPO panel ruled in our favor, upholding the validity of the '346 patent. As such, the opposition proceedings on the patent have been concluded.

        In September of 2004, Alza filed an opposition in the EPO against European Patent No. 0 971 769, entitled, Circuit and Method for Automatically Turning Off an Iontophoretic System, which we refer to as the "769 patent". In the opposition, Alza has alleged that the `769 Patent should be revoked because each of the claims lacks novelty or an inventive step over the prior art. Vyteris filed its response to the opposition in July 2005. A hearing date for the opposition has not yet been scheduled.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        On August 19, 2005, the Company issued $10.0 million of senior secured convertible debentures to certain lenders and issued warrants for 2,083,332 shares of the Company's common stock to those lenders, in a private placement. Information about that transaction was previously provided in response to Part II, Item 5 of the Company's 10-QSB for the period ended June 30, 2005 (in lieu of filing such information on a Current Report on Form 8-K). The Company subsequently registered the shares underlying those debentures and warrants for resale by those lenders pursuant to a Registration Statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on October 12, 2005.

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


Date: November 14, 2005                   Vyteris Holdings (Nevada), Inc.

                                          /s/ Michael McGuinness
                                          --------------------------------------
                                              Michael McGuinness
                                              Vice President and Chief Financial
                                              Officer, Assistant Secretary and
                                              Treasurer

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