Form 10KSB
period 2005-12-31
Vyteris Holdings (Nevada), Inc.
filed 2006-03-30
CIK 1139950

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] N [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shel1 company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State issuer's revenues for its most recent fiscal year. $2,209,006.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of voting common equity held by non-affiliates as of February 23, 2006 was approximately $8,146,122. The number of shares outstanding of the registrant's Common Stock, as of February 23, 2006, was 19,293,858 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (Check one):     Yes  X  No
                                                           ---     ---
================================================================================

                                         VYTERIS HOLDINGS (NEVADA), INC.

                                          ANNUAL REPORT ON FORM 10-KSB
                                      FOR THE YEAR ENDED DECEMBER 31, 2005

                                                TABLE OF CONTENTS

FORM 10-KSB                                                                                                Page
ITEM NUMBER:                                                                                                No.
                                                                                                            ---
                                                     PART I

   Item 1.    Description of Business....................................................................     3
   Item 2.    Description of Property....................................................................    26
   Item 3.    Legal Proceedings..........................................................................    26
   Item 4.    Submission of Matters to a Vote of Security Holders........................................    27

                                                     PART II

   Item 5.    Market for Common Equity and Related Stockholder Matters...................................    28
   Item 6.    Management's Discussion and Analysis or Plan of Operations.................................    29
   Item 7.    Financial Statements.......................................................................    58
   Item 8.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.......    91
   Item 8A.   Controls and Procedures....................................................................    92
   Item 8B.   Other Information..........................................................................    92

                                                    PART III

   Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
                 16(a) of the Exchange Act...............................................................    93
   Item 10.   Executive Compensation.....................................................................    93
   Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                 Matters.................................................................................    93
   Item 12.   Certain Relationships and Related Transactions.............................................    93
   Item 13.   Exhibits...................................................................................    94
   Item 14.   Principal Accountant Fees and Services.....................................................   100
              Signatures.................................................................................   101



                                                       2

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

        As a result of the Merger, although Vyteris Holdings is the parent company, the financial information included in this Annual Report on Form 10-KSB consolidate the historical financial statements of Vyteris Holdings with Vyteris after giving effect to the Merger where Vyteris is the accounting acquiror by recording the transaction as the issuance of Vyteris stock for the net monetary assets of Vyteris Holdings, accompanied by a recapitalization with no goodwill or other intangibles recorded.

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

        The Vyteris/ Vyteris Holdings Merger Agreement (the "Merger Agreement") provided for the following:

        o Each outstanding share of Vyteris common stock was automatically converted into the right to receive 0.419 shares of the Vyteris Holdings' common stock. Immediately prior to the consummation of the Merger, there were 45,233,047 shares of Vyteris common stock outstanding. Accordingly, the shares of Vyteris common stock outstanding immediately prior to the consummation of the Merger have been converted into 18,952,647 shares of Vyteris Holdings' common stock.

        o Each outstanding share of Vyteris Series C convertible redeemable preferred stock was automatically converted into one share of the Vyteris Holdings' Series B convertible redeemable preferred stock. Each share of the Vyteris Holdings' Series B convertible redeemable preferred stock is convertible into a number of shares of Vyteris Holdings' common stock equal to (i)
                0.419 multiplied by (ii) the number of shares of Vyteris common stock into which one share of Vyteris, Inc. Series C convertible redeemable preferred stock was convertible prior to the consummation of the Merger. Vyteris Holdings' Series B convertible redeemable preferred stock is convertible into
                0.13827 shares of Vyteris Holdings' common stock if converted at any time within 18 months of October 31, 2005 and 0.28073 shares of Vyteris Holdings' common stock if converted at any time thereafter. Immediately prior to the consummation of the Merger, there were 7,500,000 shares of Vyteris Series C convertible redeemable preferred stock outstanding. Accordingly, the shares of Vyteris Series C convertible redeemable preferred stock outstanding immediately prior to the consummation of the Merger have been converted into 7,500,000 shares of Vyteris Holdings' Series B convertible redeemable preferred stock, which shares are currently convertible into a total of 1,047,500 shares of Vyteris Holdings' common stock.

        o Each outstanding option and warrant to purchase one or more shares of Vyteris common stock -- which we refer to as an existing option or an existing warrant - was automatically converted into an option or warrant to purchase shares of Vyteris Holdings' common stock -- which we refer to as a new option or a new warrant. The number of shares of Vyteris Holdings' common stock covered by each new option or new warrant equals the number of shares of Vyteris common stock covered by the corresponding existing option or existing warrant multiplied by 0.419. The exercise price of each new option or new warrant equals the exercise price of the corresponding existing option or existing warrant divided by 0.419. Immediately prior to the consummation of the Merger, there were existing options outstanding covering 3,766,911 shares of Vyteris common stock and there were existing warrants outstanding covering 12,168,965 shares of Vyteris common stock. Accordingly, upon consummation of the Merger, the existing options were converted into new options to purchase a total of 1,578,336 shares of Vyteris Holdings' common stock and the existing warrants were converted into new warrants to purchase a total of 5,098,796 shares of the Vyteris Holdings' common stock.

By virtue of the Merger, warrants covering an additional 150,000 shares of Vyteris Holdings' common stock were granted to two former executive officers and directors of Vyteris Holdings.

BUSINESS OVERVIEW

        We have developed and produced the first active transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to administer certain therapeutics to the skin or into the bloodstream.

        On May 6, 2004, we received approval from the FDA to commercially launch our first product, LidoSite(R). LidoSite is a topical delivery system indicated for use on normal intact skin to provide local anesthesia prior to needle stick procedures such as injections and intravenous therapies as well as superficial dermatological procedures. Our clinical data indicates that LidoSite reduces the pain associated with needle-stick procedures. We entered into a license, development and distribution agreement for LidoSite with B. Braun Medical, Inc. or B. Braun on September 20, 2002 and an amendment to that agreement on March 7, 2006. We refer to the agreement, as amended, as the B. Braun Agreement. Under the B. Braun Agreement, B. Braun will act as our principal sales and marketing distributor for LidoSite.

        Our drug delivery technology cannot be applied to all drug compounds. We have screened a large number of drug compounds to ascertain if our drug delivery technology is applicable. The amount of drug required to be delivered to be effective, the size of the drug compound's molecule and the electrical charge of the drug compound, are the key determinants in establishing applicability. We are focusing our development efforts on a number of drugs within this group that target large potential markets and for which our technology may offer significant therapeutic, economic or lifestyle advantages over existing drug delivery methods. In addition to LidoSite, and in cooperation with Ferring Pharmaceuticals, we have initiated development of a product to deliver a drug therapy for the treatment of female infertility. Two other publicly disclosed product development programs are aimed at the treatment of migraine headache and Parkinson's disease respectively. We also have completed initial pre-clinical feasibility studies on three unnamed compounds.

        Our business strategy is to enter into arrangements with strategic partners for the development, marketing, sales and distribution of our future products. We expect that our strategic partners will finance some of our research and development expenses, finance the clinical trials and finance the costs of marketing, sales and distribution. In addition, we expect that our strategic partners will pay us a royalty on sales of the products and a transfer price on delivery of the manufactured products. We have entered into a license, development and distribution agreement with B. Braun for our LidoSite product, granting B. Braun exclusive rights in all markets expect the U.S. physician's office based and Japanese markets. Our strategy for the LidoSite product in the U.S. physician's office based market is to enter into arrangements with several pharmaceutical companies for marketing, sales, and distribution of the LidoSite product into different and distinct sub markets within this market. We expect that such partners will pay us license and milestone fees, a transfer price on the delivery of the product and a royalty on product sales.

        Our products consist of a single-use, disposable skin-adhesive patch containing medications and a small, re-usable and programmable electronic dose controller. This two-component system can be pre-programmed to deliver medication in numerous delivery profiles, from a single large dose to multiple timed and variable doses.

        The intellectual property that we own is based on significant improvements we have made to our drug delivery technology during more than 15 years of research and development, ten of which were as a division of Becton, Dickinson and Company, or Becton Dickinson. A significant portion of our intellectual property relates to the design and manufacture of our proprietary disposable, ActyveTM transdermal patches and electronic dose controllers. We currently maintain a portfolio of 61 U.S. patents and 79 foreign patents

        In recent months, Vyteris Holdings has been faced with serious challenges to its business, including the following:

        o Commercial distribution of the LidoSite product began on March 1, 2005. In the six month period ended June 30, 2005 we reported a limited number of controllers distributed to hospitals had not performed in accordance with our expectations and that as a result of this condition we were making mechanical changes to the connector of the LidoSite controller to improve its reliability. Since that time, we have completed the design changes, verified the improved performance of the controller units and initiated manufacturing of new controller units incorporating these changes at our supplier. We also reported that B. Braun had decided not to expand sales efforts beyond the initial group of hospitals who had been ordering or trialing our LidoSite product until the new controllers are available. B. Braun has reinitiated sales efforts on a national basis and strengthened its training efforts through a certification process at its February 2006 national sales meeting.

        o With our revenue stream interrupted as a result of B. Braun's decision in 2005 not to expand sales beyond the initial group of hospitals, Vyteris Holdings has experienced significant liquidity concerns. It has relied on borrowings from its principal stockholder and its affiliates to remain in business. As noted above B. Braun has reinitiated its sales efforts of LidoSite in 2006.

        o As a result of the interruption of sales of LidoSite Vyteris Holdings and B. Braun have high levels of inventory. Vyteris Holdings therefore halted the manufacturing of LidoSite during 2005. Manufacturing has not yet resumed.

        o In light of its liquidity constraints and the interruption of manufacturing, Vyteris Holdings has been required to reduce its staff by approximately 33% in February 2006.

        o The FDA conducted a cGMP (current Good Manufacturing Practices) inspection of its facility and manufacturing process at its Fair Lawn, New Jersey location from late December 2005 to January 2006. As a result of the inspection, Vyteris Holdings responded to the FDA with a commitment to improve certain documentation, procedures and manufacturing processes. Implementing these improvements will require the Company to spend substantial time and money prior to the resumption of manufacturing the Company's LidoSite product.

        o The Company has experienced a significant change in management. Its former chief executive officer has been replaced by Timothy McIntyre. Vyteris' chief financial officer and business development officer also resigned from their positions.

For further information regarding risks confronting us, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in Item 6 of this Annual report on Form 10-KSB.

TECHNOLOGY

        OVERVIEW OF ELECTROTRANSPORT, OR ACTYVE TRANSDERMAL DRUG DELIVERY

        Our Actyve transdermal drug delivery technology is based on a process known as electrotransport, or more specifically iontophoresis, a process that transports drugs through the skin by applying a low-level electrical current. This process differs significantly from passive transdermal drug delivery that relies on the slow, steady chemical diffusion of drugs through skin. Passive drug delivery patches have a limited number of applications: smoking cessation, birth control, hormone replacement therapy, angina and motion sickness.

        By contrast, using electrotransport, certain drugs can be delivered through the skin many times faster than by passive transdermal patches. As a result, electrotransport is referred to generically as active transdermal delivery. Moreover, the delivery rate can be programmed or adjusted electronically. For example, our Actyve transdermal delivery technology can duplicate the steady or periodic delivery patterns of intravenous infusion.

        Actyve transdermal delivery can be applied to more drugs than is possible with passive transdermal delivery. Furthermore, because the drug is only delivered when the current is on, our delivery system is precise, controllable and programmable. We believe that these attributes present a distinct advantage for the administration of many drugs where achieving precisely-controlled levels will greatly improve therapeutic outcomes as well as reduce or eliminate side effects.

        OUR APPROACH TO ELECTROTRANSPORT

        Our proprietary Actyve technology is the result of over 15 years of research while part of Becton Dickinson and after our acquisition from Becton Dickinson. Our goal, and the goal of the original developers of our technology at Becton Dickinson, was to fully realize the potential of this technology by creating irritation-free, easy to use, wearable, low-cost, and disposable systems that would be specifically designed to improve the administration of certain drugs to address high-value unmet medical needs.

        We have developed a proprietary approach encompassing a series of significant improvements to drug formulation and commercial manufacturing. We have used this approach with our first product, the LidoSite Topical System. Many of our innovations center on the way we have approached designing and producing electronically controlled drug delivery patches. Our patches are pre-filled with the drug during the manufacturing process, making them easy to use. Our patches are designed to be disposable after a single use. Further, we have designed our patches so that they can be quickly and cost-effectively mass-produced using automated systems, which we believe will provide us with substantial cost efficiencies as we scale up our operations. Our patch design enables us to produce patches that are small and discreet.

        To complement our patch design, we have approached the design of electronic controllers with the goal of assuring that they can be small, wearable, simple to operate and programmable to handle simple as well as complex drug delivery routines. The dose controller contains a miniature battery and circuitry that controls delivery rate and is capable of recording information on the amount and time of drug delivered. We believe the controllability and programmability offered by our technology are distinct competitive advantages that will enable our products to deliver more consistent and predicable results for a broad range of existing and new drugs. Using our Actyve technology, we believe we can create a variety of cost-effective, wearable, drug delivery systems that are discreet and easy to use in both a clinical environment as well as for day-to-day self-medication programs such as hormone treatment and pain management.

PRODUCTS

        After careful analysis of many FDA-approved drugs suitable for iontophoresis, we have, thus far, identified the following four initial areas in which to concentrate our product development efforts:

                o       local anesthesia, our LidoSite product;

                o       female infertility;

                o       migraine; and

                o       Parkinson's disease.

        Thus far, we have signed two marketing and license agreements, one with
B. Braun for our first product, LidoSite, and the second agreement, involving development and manufacture of a product to treat female infertility, with Ferring Pharmaceuticals, a leading pharmaceutical company in woman's health. Ferring initiated clinical studies for the female infertility product in 2005. In addition to the two partnered products above, we completed a Phase I clinical study on our migraine product in 2004 and conducted feasibility studies on three other unnamed compounds. There are several other products for treatment of osteoporosis, deep vein thrombosis, congestive heart failure, nausea and muscular dysfunction for which we are analyzing market need, technical feasibility and degree of difficulty in developing.

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

        Our LidoSite product delivers lidocaine, a local anesthetic, along with a small quantity of epinephrine, a drug that helps lidocaine work faster and last longer by accelerating the onset of anesthesia and extending the duration of pain reduction. The system consists of a patch that adheres to the skin and contains the medication and a small reusable battery-powered, wearable electronic dose controller that connects to the patch. Placebo-controlled clinical studies have shown that use of our LidoSite product will significantly reduce the pain of both pediatric and adult needle-stick procedures, including blood draws and catheter insertions into a vein, as well as other skin incision or puncture procedures.

        The B. Braun Agreement calls for the Company to be responsible for manufacturing and delivering the LidoSite product to B. Braun at one site in the United States designated by B. Braun. Title and risk of loss transfer to B. Braun upon delivery of the LidoSite product by the Company. The Company has no storage obligations once the product has been delivered to B. Braun. B. Braun will be responsible for marketing, distribution and international registration, except for Japan, and will have the right to distribute the product in such manner as it shall determine.

        Our projected maximum production capacity is 2 million units per year on our current equipment. At this production level we do not anticipate making the units cost-effectively and expect to post a loss from the sale of LidoSite. In order to manufacture the product cost-effectively we need to increase our manufacturing efficiency through the acquisition and installation of a second manufacturing line that is expected to operate at four to five times the capacity of our current equipment. The second manufacturing line could either be installed at a Vyteris facility or at a facility at a contract manufacturer, depending on which option management believes will bring more value to the Company. We do not have sufficient capital to execute our manufacturing capacity expansion plans.

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

TARGET MARKETS FOR OUR LIDOSITE PRODUCT.

        We believe the need for rapid dermal anesthesia is present in a broad and diverse array of market segments. The roll out of market adoption is planned to occur in four phases:

        o U.S. HOSPITALS - Distribution through B. Braun. Trials began in March 2005 and the national launch commenced in February 2006.
                B. Braun is positioning the LidoSite product for use with pediatric patients, 5 -17 years old, and adults in hospitals to provide local dermal anesthesia prior to intravenous therapy starts, blood draws and other similar needle stick procedures.

        o U.S. PHYSICIANS' OFFICE BASED MARKET - The Company expects to seek to enter into several distribution agreements to address this diverse market. This market includes:

                        o       Orthopedic surgeons
                        o       Rheumatologists
                        o Pediatricians, for patients 5 years old and above
                        o       Dermatologists
                        o       Internal medicine practitioners

        o FOREIGN MARKETS - Distribution through B. Braun, except for Japan. Planned launch is 2008.

        o U.S. IMMUNIZATION MARKET - Planned launch in 2008. Targeted for children younger than five years, we intend to conduct clinical trials and apply to the FDA to extend our labeling to the younger segment to be able to serve more of the market for clinic and physician-office based immunizations, of which we estimate there are approximately 80 million performed annually in the U.S., based on birthrate statistics from the Department of Health and Human Services.

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

        The unmet clinical need for an alternative to lidocaine injection is evidenced by the market acceptance of a topically applied lidocaine cream, EMLA(R), marketed by AstraZeneca. EMLA was introduced in 1997. According to IMS, sales of EMLA have increased each year since its introduction and approached $80 million in 2002. According to the Journal of the American Academy of Dermatology (April, 2001), EMLA takes 60 to 90 minutes to achieve anesthesia. Despite this, EMLA has gained widespread acceptance as an alternative to lidocaine injection, especially in pediatric hospitals and clinics. Even when EMLA is given enough time to become effective, that is, 60-90 minutes, anesthesia is limited to a depth of 2-3 mm according to the Journal of the American Academy of Dermatology (April, 2001). We believe the onset time required and the depth of anesthesia achieved makes this product less suitable or impractical for many potential applications. Yet, despite the many drawbacks to EMLA, it has captured significant market share and growth since its introduction. We believe this is primarily due to its being the only legitimate alternative to an injection of lidocaine for topical anesthesia. Clinical trials have shown that our LidoSite product:

        o       works faster -- 10 minutes;

        o       provides deeper anesthesia -- 6-10 mm; and

        o is better suited for applications in the clinic, where time and staff productivity are important.

        Our LidoSite product is priced competitively with EMLA on a per procedure basis.

ADDITIONAL PRODUCT PIPELINE

        FEMALE INFERTILITY

        We are currently in Phase I stage of development of a product to treat female infertility. It is designed to deliver an FDA-approved hormone that induces ovulation when delivered in short, timed pulses throughout the day and night. To be effective, medication must be delivered in multiple daily doses continuously for 14 days during a female's 28-day cycle. Current delivery methods fall short of this objective because they are inconvenient, costly and invasive. Women seeking the benefits of this therapy must either receive multiple injections per day or wear an uncomfortable intravenous pump. We believe that our potential infertility product would offer the possibility of administering this hormone in multiple Actyve transdermal pulses automatically, around the clock, in a convenient and comfortable manner.

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

        We have entered into a license and development agreement and a supply agreement with Ferring for this infertility product. The principal terms of the agreement call for Ferring and the Company to share the development costs, for Ferring to pay for the costs of the clinical trials and regulatory filings, for Ferring to make milestone payments to us, for Ferring to pay us a royalty based on sales and for Ferring to pay us a transfer price for manufacturing the product.

        The remaining steps before marketing approval of this product include the successful completion of Phase I, Phase II and Phase III clinical trials. Ferring entered Phase I clinical studies with the infertility product in 2005. We estimate that total development and commercial release of the product will take at least four to six years to complete.

        MIGRAINE

        The treatment of migraine requires rapid onset of medication. A class of compounds known as "triptans" is currently considered the best treatment. We believe that a significant opportunity exists to improve the efficacy of triptan therapy for migraines by changing the method by which triptans are administered. Taken orally, triptans often fail to deliver sufficient quantities of medication in the short time frame required to optimally treat migraine onset. Further, they often fail to prevent the second episode, known as recurrence, that many migraine patients suffer within 12 to 18 hours after a first attack. Our Actyve technology's programmed delivery capability allows rapid delivery into the bloodstream, to act fast in treating the headache, followed by a steady low-level maintenance dose to potentially prevent recurrence. This can be accomplished automatically in a non-invasive, convenient product. We know of no other product in the market or under development with this dual capability. This profile of delivery represents a unique and significantly improved therapy and we believe it could be a potentially effective way of treating migraine headaches and preventing recurrent migraine headaches.

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

        Parkinson's is generally treated with dopamine or drugs that stimulate dopamine production called dopamine agonists, either alone or in combination. There are significant disadvantages and side effects associated with the oral delivery of dopamine agonists. We believe these side effects can be greatly reduced with our drug delivery technology. We have conducted preliminary research with a drug commonly used in the treatment of Parkinson's disease. Because Actyve transdermal delivery has been shown to provide steady and highly precise delivery of drugs, as evidenced in our clinical trials and various research studies, we believe that an Actyve transdermal product could benefit greatly the treatment of Parkinson's disease by providing a more steady and controlled level of drug in the blood stream than is possible by the ingestion of pills, which typically produce characteristic high, followed by low, blood levels of the drug as they are taken, digested and metabolized by the body. Bypassing the gastro-intestinal tract may reduce the incidence of nausea, and achieving a steady concentration of the drug in the blood stream may reduce the incidence of hallucination and nightmare. In addition, use of a once-a-day patch, in lieu of orally dosing three times per day, may improve patient convenience and compliance and may provide greater flexibility and control of dosing.

        According to the National Parkinson Foundation, Inc.'s website, it is estimated that 60,000 new cases of Parkinson disease are diagnosed each year, joining the 1.5 million Americans who currently have Parkinson's disease. The remaining steps before marketing approval of this product are successful completion of additional pre-clinical studies and Phase I, Phase II and Phase III clinical studies. We estimate that this will take five to seven years, or longer.

        During 2005 we completed several pre-clinical development studies involving dopamine agonists.

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

        We have recently augmented our strategy to help us respond to our liquidity needs. Key elements of the augmented strategy are:

        o Provide enhanced marketing and training support to the Company's LidoSite marketing partner, B. Braun, designed to enable B. Braun to rollout LidoSite to hospitals across the U.S.

        o Expand the LidoSite markets beyond hospitals by seeking to enter into marketing arrangements with pharmaceutical companies that sell directly to office based physicians, especially:

                        - orthopedic surgeons

                        - rheumatologists

                        - pediatricians (for use only with patients five years
                          old and above)

                        - dermatologists

                        - internal medicine practitioners

        o Seek to establish corporate partnerships relating to the treatment of migraine headaches and Parkinson's disease.

        o Conduct an active investor relations campaign to educate investors about Vyteris and the significant opportunity represented by Actyve, the Company's patented method of active transdermal drug delivery.

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

        PHASE II CLINICAL STUDIES.

        One study of 48 pediatric, i.e., patients 5-18 years old, was conducted in a major mid-west children's hospital to measure the pain sensation, or lack thereof, associated with actual clinical use of our lidocaine system. The participants were patients that needed to have a needle placed through their skin and into a vein because of the need to draw blood or the need to insert an intravenous catheter for infusion of IV medication. During these studies, which were randomized and placebo-controlled, clinical investigators noted pain scores during needle penetration. From these studies, we were able to conclude that the system could be used easily on these patients and a statistically significant pain reduction was noted over the placebo patches.

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

REGULATORY STATUS OF OUR LIDOSITE PRODUCT

        Our LidoSite product is considered a "combination" product by the FDA, as it consists of a drug-filled patch and a device, our controller. For a combination product, approval by the FDA requires that a New Drug Application ("NDA") and a 510(k) notification be submitted to the FDA. In addition, an acceptable Pre-approval Inspection, or PAI, of our facility, quality systems and data documentation by the FDA was required. We have reached the following milestones with respect to the FDA approval process of our LidoSite product:

        o JULY 2003. We received an "approvable" letter from the FDA indicating that the NDA for the drug component of the LidoSite product, i.e., the lidocaine-filled patch, was approvable pending a successful PAI, submission of certain additional information requested by the FDA and final determination of labels and labeling.

        o AUGUST 2003. Our 510(k) pre-market notification of the electronic dose controller was determined by the FDA to be substantially equivalent to prior marketed devices and, therefore, cleared for sale.

        o JANUARY 2004. The FDA completed its Pre-Approval Inspection, or PAI, of our facility. As a result of that inspection, the FDA's New Jersey District office recommended that the NDA be placed in an approvable status.

        o MAY 2004. We received approval from the FDA to commercially launch our LidoSite product in the United States.

        o JANUARY 2005. We received final clearance from the FDA to manufacture the LidoSite product for commercial distribution.

SALES, MARKETING AND DISTRIBUTION

        The B. Braun Agreement calls for us to be responsible for manufacturing and delivery of the LidoSite product to B. Braun at one site in the United States designated by B. Braun. Title and risk of loss transfer to B. Braun upon delivery of the LidoSite product by us. We have no storage obligations once the product has been delivered to B. Braun. B. Braun will be responsible for marketing, distribution and international registration, except for Japan, and will have the right to distribute the product in such manner as it shall determine. B. Braun, a multinational medical products company based in Melsungen, Germany, has over $2.7 billion in worldwide revenue, and operates in over 50 countries with more than 28,000 employees. B. Braun is a U.S. market leader in regional anesthesia products with a U.S. sales force comprised of 100 dedicated sales representatives and more than 1,000 sales representatives through its distributor network. B. Braun markets a wide variety of healthcare products including infusion pumps, medical filters, needle-free intravenous systems, wound care products, surgical and anesthesia trays used for pain control, catheters, urological solutions and other medical and surgical supplies. We believe that B. Braun's focus on pain management, critical care and anesthesia products and its global marketing reach, make it an excellent distribution partner for our LidoSite product.

        We granted B. Braun the right to be our exclusive, worldwide sales and marketing distributor for our LidoSite product in all markets except for the U.S. physician's office based and Japanese markets. As we have not yet entered into any agreements for the sales, marketing and distribution of our LidoSite product into the U.S. physician's office based and Japanese markets we are currently reliant on a single customer, B. Braun to generate product revenue.

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

        A number of other advanced local anesthesia products are currently or potentially under development. AlgoRx Pharmaceuticals, Inc., for example, is developing a jet injection lidocaine delivery system that will use a high-power jet of gas to propel a powder formulation of the drug through the skin and ZARS, Inc., has announced it has developed and received FDA approval for a local anesthetic patch that uses their CHADD(TM) (ControlleD Heat-Assisted Drug Delivery) technology. Other companies, such as Empi, Inc. and Life-Tech, Inc., have also developed iontophoretic systems similar to Iomed's Numby Stuff, but their systems are currently used with drugs other than lidocaine. We believe that the growing interest in local anesthesia products, despite their clinical limitations, is a positive indication of the healthcare industry's strong desire for an effective, non-invasive, local dermal anesthetic.

        Alza Corporation, a Johnson & Johnson subsidiary, with its E-TRANS(R) system, is the only other company known to have developed pre-filled iontophoresis technology. Alza has chosen a very different application -- delivery of an opiate-based product for systemic pain management, for its first product. Alza has announced that it has received an "approvable" letter from the FDA, and subsequent to that announced that it has withdrawn and re-filed its NDA. We believe that if there is eventual approval and market acceptance of Alza's first product, it would provide further validation of the potential value and utility of iontophoretic drug delivery, making this class of technology more attractive to the pharmaceutical and health-care industries. If the E-TRANS system is launched as a commercial product, we believe we can compete effectively against the E-Trans technology, because we believe we will offer our commercialization partners a lower cost system, since our product does not contain the expensive electronics contained in the Alza patches, and because we and Alza are addressing very different therapeutic applications. The Alza system was developed to treat pain associated with major surgery and cannot be used as a dermal anesthetic. We also believe that because Alza has incorporated the electronics into each patch, the added complexity of the product necessitates product development cycles for new applications that are significantly longer than those required by our system.

        Travanti Pharma, Inc., formerly Birch Point Medical, Inc., a development stage company, developed a single use iontophoretic system called
IontoPatch(TM), aimed at the physical therapy market. We believe that thE IontoPatch product is not FDA-approved for any specific therapeutic indication and is not pre-filled with medication.

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

 PATENT NUMBER       EXPIRATION DATE                             TITLE/DESCRIPTION
--------------------------------------------------------------------------------------------------------------

I.  U.S. PATENTS

6,167,301           29-Aug-2015         Iontophoretic drug delivery device having high-efficiency dc-to-dc energy conversion circuit
6,522,919           29-Aug-2015         Iontophoretic drug delivery device having high-efficiency dc-to-dc energy conversion circuit
6,402,732           29-Aug-2015         Iontophoretic drug delivery device having high-efficiency dc-to-dc energy conversion circuit
6,208,891           04-Apr-2017         Disabling circuit for an iontophoretic system
6,385,488           20-May-2019         Method of increasing the reliability of iontophoresis system
6,678,555           20-May-2019         Method of increasing the reliability of iontophoresis system
6,394,994           27-Aug-2019         Method for testing the ability of an iontophoretic
                                        reservoir-electrode to deliver a medicament
6,377,848           25-Aug-2019         Methods of activating controller
6,047,208           27-Aug-2017         Method of detecting events or conditions in an iontophoretic drug delivery system
6,107,777           25-Jul-2017         Circuit for causing a voltage step in a multi-cell battery
6,377,847           30-Sep-2013         Iontophoretic drug delivery device and reservoir and method of making same
6,228,206           30-Jul-2017         Bonding agent composition containing conductive filler and method of bonding electrode to printed conductive trace with same
5,738,647           27-Sep-2016         User activated iontophoretic device and method for activating same
5,882,677           30-Sep-2017         Iontophoretic patch with hydrogel reservoir
5,795,321           18-Aug-2015         Iontophoretic drug delivery system, including removable controller
5,498,235           30-Sep-2014         Improved iontophoretic drug delivery device
5,876,368           30-Sep-2014         Iontophoretic drug delivery device having improved controller and patch
5,688,232           28-Sep-2015         Iontophoretic drug delivery device having an improved controller
6,029,083           04-Apr-2017         Circuit and method for automatically turning off an iontophoretic system
5,935,598           18-Jun-2017         Iontophoretic delivery of cell adhesion inhibitors
5,961,483           30-Sep-2016         Iontophoretic delivery of cell adhesion inhibitors
6,629,968           10-Dec-2020         Shelf storage stable iontophoresis reservoir-electrode and iontophoretic system incorporating the reservoir-electrode
6,635,045           30-Jun-2020         Shelf storage stable iontophoresis reservoir-electrode and iontophoretic system incorporating the reservoir-electrode
5,983,133           29-Sep-2017         Iontophoresis system with voltage step-up circuit
6,350,259           18-Jun-2017         Iontophoretic electrode assembly and method for controlling delivery of drug using competing ions
6,584,389           17-Nov-2017         Low cost electrode for an iontophoretic device
5,246,418           17-Dec-2011         Iontophoresis system having features for reducing skin irritation
5,306,235           30-Sep-2012         Failsafe iontophoresis drug delivery system
4,950,229           25-Sep-2009         Apparatus for an electrode used for iontophoresis

 PATENT NUMBER       EXPIRATION DATE                             TITLE/DESCRIPTION
--------------------------------------------------------------------------------------------------------------
5,320,597           06-Aug-2008         Device and method for renewing electrodes during iontophoresis
5,284,471           08-Feb-2011         Electrode and method used for iontophoresis
5,131,403           05-Jun-2011         Method for obtaining blood using iontophoresis
5,310,403           18-May-2012         Iontophoretic drug delivery device and circuit therefore
5,817,044           06-Oct-2015         User activated iontophoretic device
5,458,569           08-Jun-2013         Wearable iontophoresis system
5,302,172           12-Apr-2011         Method and composition for iontophoresis
D366,702            30-Jan-2010         Iontophoretic drug delivery controller
D352,113            01-Nov-2008         Iontophoretic drug delivery system
D352,357            08-Nov-2008         Iontophoretic drug delivery system
5,954,684           30-Sep-2013         Iontophoretic drug delivery system and method for using same
5,540,669           30-Sep-2013         Iontophoretic drug delivery system and method for using same
5,494,679           27-Feb-2013         Molecules for iontophoretic delivery
5,843,015           28-Dec-2015         Molecules for iontophoretic delivery
D352,782            22-Nov-2008         Iontophoretic drug delivery system
5,645,526           30-Sep-2014         Apparatus and method for ensuring compatibility of a reusable iontophoretic controller with an iontophoretic patch
5,682,726           30-Sep-2014         Method for forming and packaging iontophoretic drug delivery patches and the like to increase stability and shelf-life
5,713,846           27-Sep-2016         Iontophoretic drug delivery system, including method for activating same for attachment to patient
5,688,231           18-Nov-2014         Iontophoresis assembly including cleanable electrical contacts
5,693,024           27-Sep-2016         Iontophoretic drug delivery system, including method for determining hydration of patch
5,899,876           27-Aug-2017         Multiple site drug delivery system
5,895,369           30-Sep-2014         Iontophoresis patch/controller interconnection using a conductive elastomer to provide noise-free electrical contact between patch and controller
5,730,715           14-Jun-2016         Device for the iontophoretic administration of bisphosphonates
5,735,810           14-Jun-2016         Device for the iontophoretic administration of bisphosphonates
5,857,994           01-Oct-2016         Awakenable iontophoretic delivery device for reducing electrical sensation upon application thereof
6,018,680           01-Oct-2016         Awakenable iontophoretic delivery device for reducing electrical sensation upon application thereof
5,792,097           27-Sep-2016         Iontophoretic electrodes and surface active agents
5,797,867           27-Sep-2016         Iontophoretic drug delivery system, including method for activating same for attachment to patient
5,919,156           27-Sep-2016         Iontophoretic drug delivery system, including unit for dispensing patches
5,873,850           29-May-2017         Locking and disfiguring mechanism for an iontophoretic system
6,858,018           28-Sep-2018         Iontophoretic delivery of remifentonil hydrochloride
6,862,473           1-Mar-2022          Iontophoretic drug delivery device and reservoir and method of making same

II.  FOREIGN PATENTS

735497              24-Jul-2018         Iontophoretic drug delivery system
0 934 098           22-Sep-2017         User activated iontophoretic device and method for activating same

 PATENT NUMBER       EXPIRATION DATE                             TITLE/DESCRIPTION
--------------------------------------------------------------------------------------------------------------
0 934 098           22-Sep-2017         User activated iontophoretic device and method for activating same
0 934 098           22-Sep-2017         User activated iontophoretic device and method for activating same
0 934 098           22-Sep-2017         User activated iontophoretic device and method for activating same
2,249,039           29-Sep-2018         Iontophoretic patch with hydrogel reservoir
2,244,332           28-Jul-2018         Bonding agent and method of bonding electrode to printed conducted trace
69513672.0          29-Sep-2015         Improved iontophoretic drug delivery device
0 783 346           29-Sep-2015         Improved iontophoretic drug delivery device
69509782.2          29-Sep-2015         Iontophoretic drug delivery device having improved controller and patch
0 783 344           29-Sep-2015         Iontophoretic drug delivery device having improved controller and patch
0 783 344           29-Sep-2015         Iontophoretic drug delivery device having improved controller and patch
0 971 769           02-Apr-2018         Circuit and method for automatically turning off an iontophoretic system
0 971 769           02-Apr-2018         Circuit and method for automatically turning off an iontophoretic system
0 971 769           02-Apr-2018         Circuit and method for automatically turning off an iontophoretic system
0 971 769           02-Apr-2018         Circuit and method for automatically turning off an iontophoretic system
P69225387.4         09-Dec-2012         Iontophoresis system having features for reducing skin irritation
0 547 482           09-Dec-2012         Iontophoresis system having features for reducing skin irritation
0 547 482           09-Dec-2012         Iontophoresis system having features for reducing skin irritation
49781/BE/98         09-Dec-2012         Iontophoresis system having features for reducing skin irritation
2026059             17-Dec-2011         Iontophoresis system having features for reducing skin irritation
P69221036.9         30-May-2012         Method for obtaining blood using iontophoresis
0 517 120           30-May-2012         Method for obtaining blood using iontophoresis
0 517 120           30-May-2012         Method for obtaining blood using iontophoresis
0 586 666           17-Mar-2013         User activated iontophoretic device
P69310844.4         17-Mar-2013         User activated iontophoretic device
0 586 666           17-Mar-2013         User activated iontophoretic device
0 586 666           17-Mar-2013         User activated iontophoretic device
25247/BE/97         17-Mar-2013         User activated iontophoretic device
0 586 666           17-Mar-2013         User activated iontophoretic device
2132348             17-Mar-2013         User activated iontophoretic device
2542792             17-Mar-2013         User activated iontophoretic device
2164850             18-Feb-2014         Wearable iontophoresis system
69424413.9          18-Feb-2014         Wearable iontophoresis system
0 702 579           18-Feb-2014         Wearable iontophoresis system
0 702 579           18-Feb-2014         Wearable iontophoresis system
24974/BE/00         18-Feb-2014         Wearable iontophoresis system
2802170             18-Feb-2014         Wearable iontophoresis system
2087087             11-Jan-2013         Molecules for iontophoretic delivery
0 552 878           12-Jan-2013         Molecules for iontophoretic delivery
0 552 878           12-Jan-2013         Molecules for iontophoretic delivery

 PATENT NUMBER       EXPIRATION DATE                             TITLE/DESCRIPTION
--------------------------------------------------------------------------------------------------------------
0 552 878           12-Jan-2013         Molecules for iontophoretic delivery
0 552 878           12-Jan-2013         Molecules for iontophoretic delivery
22686/BE/99         12-Jan-2013         Molecules for iontophoretic delivery
2506543             12-Jan-2013         Molecules for iontophoretic delivery
0 934 097           19-Sep-2017         Iontophoretic drug delivery system, including method for activating same for attachment to patient
0 934 097           19-Sep-2017         Iontophoretic drug delivery system, including method for activating same for attachment to patient
0 934 097           19-Sep-2017         Iontophoretic drug delivery system, including method for activating same for attachment to patient
0 944 410           05-Sep-2017         Awakenable iontophoretic delivery device for reducing electrical sensation upon application thereof
0 944 410           05-Sep-2017         Awakenable iontophoretic delivery device for reducing electrical sensation upon application thereof
0 944 410           05-Sep-2017         Awakenable iontophoretic delivery device for reducing electrical sensation upon application thereof
0 944 410           05-Sep-2017         Awakenable iontophoretic delivery device for reducing electrical sensation upon application thereof
0 847 293           28-Aug-2016         Iontophoretic drug delivery device having high-efficiency dc-to-dc energy conversion circuit
69634408.4          28-Aug-2016         Iontophoretic drug delivery device having high-efficiency dc-to-dc energy conversion circuit
0 847 293           28-Aug-2016         Iontophoretic drug delivery device having high-efficiency dc-to-dc energy conversion circuit
0 847 293           28-Aug-2016         Iontophoretic drug delivery device having high-efficiency dc-to-dc energy conversion circuit
0 847 293           28-Aug-2016         Iontophoretic drug delivery device having high-efficiency dc-to-dc energy conversion circuit
0 847 293           28-Aug-2016         Iontophoretic drug delivery device having high-efficiency dc-to-dc energy conversion circuit
0 847 293           28-Aug-2016         Iontophoretic drug delivery device having high-efficiency dc-to-dc energy conversion circuit
0 906 767           27-Aug-2018         Multiple site drug delivery system
0 906 767           27-Aug-2018         Multiple site drug delivery system
0 906 767           27-Aug-2018         Multiple site drug delivery system
1032368             27-Sep-2019         Iontophoretic delivery of remifentonil hydrochoride
0.06312             17-May-2020         Method of increasing the reliability of iontophoresis system
0.13645             20-May-2019         Method of increasing the reliability of iontophoresis system
0.13639             20-May-2019         Method of increasing the reliability of iontophoresis system
0.10911             24-Aug-2020         Method for testing the ability of an iontophoresis
                                        reservoir-electrode to deliver a medicament
0 969 900           3-Apr-2018          Disabling circuit for an iontophoretic system
0 969 900           3-Apr-2018          Disabling circuit for an iontophoretic system
0 969 900           3-Apr-2018          Disabling circuit for an iontophoretic system
0 969 900           3-Apr-2018          Disabling circuit for an iontophoretic system
00.10912            24-Aug-2020         Methods of activating controller
69828126.8          30-Sept-2018        Iontophoretic patch with hydrogel reservoir
0 904 779           30-Sept-2018        Iontophoretic patch with hydrogel reservoir

 PATENT NUMBER       EXPIRATION DATE                             TITLE/DESCRIPTION
--------------------------------------------------------------------------------------------------------------
0 904 779           30-Sept-2018        Iontophoretic patch with hydrogel reservoir
0 894 509           30-Jul-2018         Bonding agent and method of bonding electrode to printed conducted trace
0 894 509           30-Jul-2018         Bonding agent and method of bonding electrode to printed conducted trace
0 894 509           30-Jul-2018         Bonding agent and method of bonding electrode to printed conducted trace
69828116            30-Jul-2018         Bonding agent and method of bonding electrode to printed conducted trace

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

MANUFACTURING AND SUPPLIERS

        PATCH MANUFACTURING

        We have an automated manufacturing and assembly facility for pre-commercial and commercial production of LidoSite and other patches based upon our Actyve technology. With this competency in place, we have the capability of developing and manufacturing other transdermal products.

        We conduct our manufacturing in a 14,000 square foot section of our 13-01 Pollitt Drive facility in Fair Lawn, New Jersey. We have projected maximum production capacity of up to 2 million patches per year. At this production level we do not anticipate making the units cost-effectively and expect to post a loss from the sale of LidoSite. In order to manufacture the product cost-effectively we need to increase our manufacturing efficiency through the acquisition and installation of a second manufacturing line that is expected to operate at four to five times the capacity of our current equipment. We do not have sufficient capital to execute our manufacturing capacity expansion plans.

        We design, develop and maintain our own manufacturing processes, but use third parties to build the automated assembly equipment and fabricate replacement parts when necessary.

        We have leased a second facility to be utilized as we expand our manufacturing capacity. Operation of this second facility could result in substantial expenditures. See "Risk Factors -- Our need to expand our facilities will expose us to additional expenses that may materially adversely affect our results of operations" in Item 6 of this Annual Report.

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

        SUPPLIERS

        Our principal suppliers are Hydrogel Design Systems, Inc., Advanced Labelworx and Altron Inc. We also purchase parts from single-source suppliers. Although we have not experienced significant production delays attributable to supply changes, we believe that, for the electrode subcomponent and hydrogel in particular, alternative sources of supply would be difficult to develop over a short period of time. Because we have no direct control over our third-party suppliers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary parts or products, we may be unable to redesign or adapt our technology to work without such parts or find alternative suppliers or manufacturers. In such events, we could experience interruptions, delays, increased costs, or quality control problems.

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

EMPLOYEES

        At December 31, 2005, we had a staff of 66 employees, of which one is a part-time employee and 65 are full-time employees. Of those 66 employees, 17 are in manufacturing and process development, 20 in regulatory, quality and analytical services, 14 in research and development, 2 in business development and marketing and 13 in administration and management.

        On January 31, 2006, the Company announced a 33 percent reduction in the Company's workforce. The workforce reduction is intended to optimize the Company's resources to meet its immediate commercial opportunities. As a result of the reduction in workforce, the Company has 43 employees.

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

ITEM 2. PROPERTIES.

        We sub-lease approximately 27,000 square feet of manufacturing, warehouse, laboratory and office space in Fair Lawn, New Jersey from Becton Dickinson. This sub-lease expires in 2006 and is renewable at Becton Dickinson's option. Becton Dickinson has informed us that they do not intend to renew the lease. We are currently in negotiations with the landlord for a direct lease. These facilities include manufacturing space sufficient to house our current patch manufacturing and packaging equipment, and a second manufacturing line currently being built to our specifications. Our facilities also contain prototype labs for simultaneous production of clinical supplies of multiple products, and nine additional labs for research and development and quality control purposes.

        We also have a lease for additional space located at 17-01 Pollitt Drive in Fair Lawn, New Jersey, approximately 200 yards from our headquarters building. The lease covers approximately 26,255 square feet of space. The lease term expires in July 2015. The primary purpose of this facility is for the expansion of our manufacturing capability. This facility also includes office space.

ITEM 3. LEGAL PROCEEDINGS.

        In January 1999, Alza Corporation filed an opposition in the European Patent Office, or EPO, against European Patent No. 0 547 482, entitled "Iontophoresis System Having Features for Reducing Skin Irritation". We refer to this patent as the "482 patent". Becton Dickinson owned the "482 patent" at the time Alza filed the opposition and filed an answer challenging the opposition. Becton Dickinson subsequently assigned the patent to Vyteris The EPO issued a preliminary opinion on November 11, 2000 upholding the "482 patent". During an oral hearing in the opposition on March 5, 2001, however, the EPO ruled that the "482 patent"'s claims lacked an inventive step, and it therefore revoked the patent. We appealed the EPO's decision. On March 26, 2004, we submitted written arguments and amended claims to the EPO for its consideration. During oral arguments on November 24, 2005, the EPO reversed its earlier ruling and maintained the patent with claims substantially similar to the amended claims submitted on March 26, 2004.

        In August 2000, Alza filed an opposition in the EPO against European Patent No. 0 783 346, entitled "Improved Iontophoretic Drug Delivery Device". We refer to this patent as the "346 patent". Becton Dickinson then owned the "346 patent", and subsequently assigned the patent to us. In the opposition, Alza alleged that the patent should be revoked because, among other things, each of the claims lacks novelty or an inventive step over the prior art. We responded to the opposition by amending the specification of the patent, canceling two of the patent's claims, and submitting arguments that the remaining claims are patentable over the prior art. Subsequently the opposition was heard at the EPO on October 8, 2002 and the EPO panel ruled in favor of us. Alza appealed the EPO panel's decision, and the EPO held a hearing on October 20, 2005 to consider the appeal. During the hearing the EPO panel ruled in our favor, upholding the validity of the "346 patent".

        In September of 2004, Alza filed an opposition in the EPO against European Patent No. 0 971 769, entitled, Circuit and Method for Automatically Turning Off an Iontophoretic System, which we refer to as the "769 patent". In the opposition, Alza has alleged that the "769 Patent" should be revoked because each of the claims lacks novelty or an inventive step over the prior art. Vyteris filed an initial response to the opposition, including amended claims, on July 14, 2005. A preliminary opinion of the EPO, issued on November 7, 2005, indicated that the amended claims were novel and inventive over the prior art and scheduled oral arguments for March 2006. On December 23, 2005, Alza indicated that it will no longer contest the opposition, provided that the EPO maintains the patent based on the amended claims. The EPO has not yet responded to Alza's indication.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        During the fourth quarter of 2005, there were no matters submitted to a vote of securities holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Vyteris Holdings' common stock became quoted on the Over The Counter Bulletin Board on May 18, 2005. The ticker symbol for our common stock is "VYHN.OB". The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported on the Over The Counter Bulletin Board. As of March 27, 2006, there were 850 stockholders of record of our common stock and two holders of our Series B convertible redeemable preferred stock.

                                                                        HIGH        LOW
                                                                     ----------  ----------
        Year Ended December 31, 2005:
          First Quarter...........................................        N/A         N/A
          Second Quarter (May 18, 2005 - June 30, 2005)...........    $  5.00     $  3.00
          Third Quarter...........................................       3.25        1.85
          Fourth Quarter..........................................       2.25        1.10

        On April 25, 2005, a special meeting of Vyteris Holdings' stockholders was conducted. The stockholders approved the adoption of the Vyteris Holdings 2005 Stock Option Plan. The following table provides information regarding options outstanding as of December 31, 2005.

                                                    (a)
                                                 Number Of               (b)                    (c)
                                              Securities To Be     Weighted-Average     Number of Securities
                                                Issued Upon         Exercise Price    Remaining Available For
                                                Exercise Of               of           Future Issuance Under
                                                Outstanding          Outstanding        Equity Compensation
                                                  Options,             Options,           Plans (Excluding
                                                  Warrants             Warrants         Securities Reflected
              Plan Category                      and Rights           and Rights           in Column (a))
              -------------                      ----------           ----------           --------------
Equity Compensation Plans Approved by
Stockholders of Vyteris, Inc.:
    Vyteris Holdings 2005 Stock Option Plan         504,033             $  2.69                  397,869

Equity Compensation Plans Not Approved by
Such Stockholders:

Vyteris Holdings 2005 Stock Option Plan (1)       2,000,000                   -                2,000,000
Outside Director Stock Incentive Plan (2)           500,000                   -                  500,000
                                                  ---------             -------                ---------

    Total                                         3,004,033             $  2.69                2,897,869
                                                  =========             =======                =========

(1) On December 19, 2005, we entered into an employment agreement with Timothy McIntyre, pursuant to which, commencing on January 1, 2006, Mr. McIntyre will serve as the President and CEO of Vyteris. In connection with his employment agreement, Mr. McIntyre was granted options covering up to 1,750,000 shares of our common stock, pursuant to our 2005 Stock Option Plan, with vesting upon the achievement of milestones. The Board of Directors of the Company has approved an increase in the size of the Plan by 2,000,000 shares effective December 19, 2005, in part to accommodate the grant to Mr. McIntyre. The amendment has not yet been approved by the stockholders.

(2) For further information regarding the Outside Director Stock Incentive Plan, see Note 14 to the consolidated financial statements in Item 7 of this Annual report on Form 10-KSB.

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

MERGER

        On September 29, 2004, Vyteris Holdings (Nevada), Inc., or Vyteris Holdings, formerly known as Treasure Mountain Holdings, Inc., completed a business combination in which Vyteris, Inc. merged with a wholly-owned subsidiary of Vyteris Holdings. As a result of the Merger, Vyteris, Inc. became Vyteris Holdings' wholly-owned subsidiary and the former stockholders of Vyteris, Inc. became stockholders of Vyteris Holdings (see Item 1 of this Annual Report on Form 10-KSB). At the time of that business combination, Vyteris Holdings had no active business. As a result, Vyteris Holdings' principal business after that business combination became the business in which Vyteris, Inc. has been engaged since its inception on November 10, 2000. The terms "Company," "Vyteris Holdings," "Treasure Mountain," "us," "we" or "our" refer to each of Vyteris Holdings (Nevada), Inc. and the combined company.

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

        The consolidated balance sheets as of December 31, 2005 and 2004 and the consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003 consolidate the historical financial statements of Vyteris Holdings with Vyteris, Inc. after giving effect to the Merger, with Vyteris, Inc. as the accounting acquirer, by recording the transaction as the issuance of Vyteris, Inc. stock for the net monetary assets of Vyteris Holdings, accompanied by a recapitalization with no goodwill or other intangibles recorded. Vyteris Holdings had been engaged in the development and operations of mining properties until 1957, when the operations were abandoned and Vyteris Holdings became inactive. Vyteris Holdings was a "development stage enterprise" until January 2005 when it received FDA approval to sell its first product.

OVERVIEW OF THE COMPANY

        LIQUIDITY

        On December 31, 2005 our cash position was $0.8 million and we had negative working capital of $6.3 million. During 2005, we financed our operations through two financings; a $2.5 million loan in connection with a Working Capital Facility and the sale of $10.5 million aggregate principal amount of senior secured convertible debentures. Subsequent financings will be required to fund our operations, to develop new applications of our technologies, to respond to competitive pressures, to repay the Working Capital Facility and the senior secured convertible debentures and/or to acquire or invest in complementary businesses, technologies or services. Additional funding may not be available on favorable terms or at all. In the event that we do raise additional capital through a borrowing, the covenants associated with that borrowing may impose substantial impediments on the Company.

        The $2.5 million loan in connection with the Working Capital Facility was provided by Spencer Trask Specialty Group, LLP, or STSG, and four related parties of STSG. Included in the senior secured convertible debentures was $1.5 million provided by a related party of STSG. Net proceeds available to us from these financings was approximately $10.1 million.

        TECHNOLOGY

        We have developed and produced an electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to administer certain therapeutics either directly to the skin or into the bloodstream.

        BUSINESS MODEL

        Our current business model is to exploit our proprietary technology through the development and commercial introduction of pharmaceutical products. We do not have sufficient capital or the sales and distribution capabilities to perform on our own all of the steps involved in the commercial introduction of a pharmaceutical product and therefore must partner with pharmaceutical companies that can provide the necessary capital and the sales and distribution know-how and resources. Our development and marketing partnership agreement objective is to generate revenues from three sources: manufacturing income from the supply of products to our partners, royalties on product sales made by our partners and development fees and related milestone payments during the product development and pre-commercialization phase.

        The process of attracting development and marketing partners begins with one or more feasibility studies in which we explore the ability of our technology to deliver a candidate drug in a laboratory setting. Conducting feasibility studies is a normal recurring part of our business. Our business objective in conducting feasibility studies is to demonstrate the viability of our technology for the development of the product and thereby interest potential partners in entering into development, marketing and supply partnerships with us. Certain feasibility studies are funded by our potential development partners, while others are conducted at our own expense. We set the price for revenue producing feasibility studies at what we anticipate our actual costs will be. We do not expect to make a profit on such activities. Revenue generating feasibility studies have been limited to date and do not occur regularly and are not expected to produce significant revenues for us. During 2005 we realized $0.4 million of revenue from such activities.

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

        LIDOSITE

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

        We entered into a license, development and supply agreement with B. Braun Medical, Inc., or B. Braun, on September 20, 2002 and an amendment to that agreement on March 7, 2006. We refer to this agreement, as amended, as the B. Braun Agreement.

        The principal terms of the B. Braun Agreement provide that:

        o B. Braun will be responsible for the cost of marketing and selling the LidoSite product.

        o We will be responsible for the costs of manufacturing the LidoSite product.

        o The first contract year under the B. Braun Agreement shall be the calendar year 2006.

        o       B. Braun has minimum purchase requirements as follows:

                        |X|     2006 - no minimum purchase requirement
                        |X|     2007 - 636,000 LidoSite patches
                        |X|     2008 - 1,140,000 LidoSite patches
                        |X|     2009 - 1,995,000 LidoSite patches
                        |X|     2010 - 2,992,500 LidoSite patches

        o B. Braun has exclusive marketing rights in all markets except for the U.S. physicians' office and Japanese markets.

        o B. Braun is obligated to pay us 60% of B. Braun's net selling price for the LidoSite product in years 1 through 3 of the agreement, and 50% of the net selling price thereafter. Such payments are to be made on a calendar quarterly basis and are to be made within 45 days following the close of each calendar quarter.

        o We are obligated to sell the controller units to B. Braun at the lesser of $30.00 or at the price at which we purchase the controllers from a third party, except for 2006, during which we will sell the controller units to B. Braun at $50.00 per unit.

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

        The B. Braun Agreement is terminable upon a failure by us or B. Braun to comply with or perform any material provisions of the agreement. Upon termination, B. Braun will have the right to continue to purchase LidoSite patches and controllers for sale to those customers to whom B. Braun had contractual commitments. If the contract is terminated due to our failure to comply with contractual terms, then we are obligated to transfer and assign our rights in the regulatory approvals received from the FDA to B. Braun. B. Braun's license will become perpetual and B. Braun will acquire the right to manufacture or have manufactured the LidoSite patches and controllers.

        Our Northstar System, which is marketed by B. Braun under the brand name LidoSite, consists of a patch that adheres to the skin and contains the medication and a small reusable battery-powered, wearable electronic dose controller that connects to the patch. The controller that has been developed for LidoSite is a simple, single-pulse device initiated by the push of a button, which turns on the electric current for a ten-minute interval as it delivers the drug. Sophisticated control circuitry senses the skin's electrical resistance and limits the amount of current that is delivered to a safe, comfortable level, thereby automatically adapting to a wide range of skin types and characteristics. The controller is designed to provide up to 99 applications of the LidoSite product.

        Commercial distribution of the LidoSite product began on March 1, 2005. In the six month period ended June 30, 2005 we reported a limited number of controllers distributed to hospitals had not performed in accordance with our expectations and that as a result of this condition we were making mechanical changes to the connector of the LidoSite controller to improve its reliability. Since that time, we have completed the design changes, verified the improved performance of the controller units and initiated manufacturing of new controller units incorporating these changes at our supplier. We also reported that B. Braun had decided not to expand sales efforts beyond the initial group of hospitals who had been ordering or trialing our LidoSite product until the new controllers are available. B. Braun has reinitiated sales efforts on a national basis and strengthened its training efforts through a certification process at its February 2006 national sales meeting.

        As of December 31, 2005, B. Braun had approximately 100,000 LidoSite patches in inventory and we had approximately 300,000 additional LidoSite patches in our finished goods and work in process inventory. With the distribution network now fully stocked, we do not anticipate shipping LidoSite patches to B. Braun until the third quarter of 2006; therefore we expect minimal product sales revenues for the coming quarter. During 2005 we realized $0.3 million in revenue from the B. Braun Agreement.

        Other than the electronic controller-related instances mentioned above, it is our understanding that hospitals are reporting generally acceptable performance of the LidoSite product. There have been reports, by a few hospitals, of non-serious skin reactions consistent with those experienced during our clinical trials. Such reports of skin reactions include incidences of burns, which upon investigation, we believe are due to mishandling of the patch during use and not manufacturing defects. These types of burns are not serious and are a known and expected side effect if LidoSite is not used according to the instruction for use contained within the package insert. To minimize any incidence of skin reactions in the future, we and B. Braun have developed and are in the process of implementing a field sales training program specifically designed to improve the education of the sales force and user on the handling of the LidoSite patch in the field and, thereby, guarding against the possibility of adverse events in the field.

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

        The most frequently observed adverse events from all studies are presented below:

                              SUMMARY OF MOST FREQUENTLY OBSERVED ADVERSE EVENTS
                                  FROM ALL STUDIES INVOLVING LIDOSITE SYSTEM

------------------------------- ---------------------- -----------------------------------------------------
                                                                              Placebo
                                      LidoSite          LidoSite System without     LidoSite Patch without
                                   System(Ns=827,          lidocaine (Ns=308,       application of current
                                     Nt=925)(1)                 Nt=308)1               (Ns=25, Nt=25)(1)
        Adverse Event                   n (%)                    n (%)                        n(%)
------------------------------- ---------------------- -------------------------- --------------------------
Pain/burning sensation with
   iontophoresis                      22 (2.4)                  18 (5.8)                       0
------------------------------- ---------------------- -------------------------- --------------------------
Rash (includes macular &
   papular)                           45 (4.9)                     0                           0
------------------------------- ---------------------- -------------------------- --------------------------
Burns                                 13 (1.4)                  1 (0.3)                        0
------------------------------- ---------------------- -------------------------- --------------------------
Subcutaneous hematoma                  3 (0.3)                  1 (0.3)                        0
------------------------------- ---------------------- -------------------------- --------------------------
Marked vasoconstriction                3 (0.3)                  2 (0.6)                        0
------------------------------- ---------------------- -------------------------- --------------------------
Erythema                               1 (0.1)                     0                           0
------------------------------- ---------------------- -------------------------- --------------------------
Urticaria                              1 (0.1)                     0                           0
------------------------------- ---------------------- -------------------------- --------------------------

        (1)Ns=Number of Subjects, Nt=Number of Treatments; % computed based on the number of treatments
        (Nt); In three Pharmacokinetic studies each subject received three treatments during the study."

        BECTON DICKINSON ROYALTY

        In November 2000, Becton Dickinson transferred to us certain assets in exchange for common stock, preferred stock and a royalty agreement. Included in the transferred assets were certain patents. The royalty agreement requires us to pay a royalty to Becton Dickinson equal to the greater of 5% of revenues earned by us from the LidoSite product after November 10, 2005 or 20% of the royalties earned by us from the sale of products subsequent to November 10, 2005 that substantially use any of those certain patents. The total royalty due Becton Dickinson for 2005 is less than $100.

        INFERTILITY PRODUCT

        Since our inception in November 2000, we have conducted feasibility studies on several potential products. These activities have resulted in a development and marketing agreement and a supply agreement with Ferring Pharmaceuticals, Inc., or Ferring, described below. We entered those agreements with Ferring covering a product for female infertility in September 2004.

        The principal terms of the Ferring agreements provide that:

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

        o Ferring is obligated to pay up to $9.0 million on the occurrence of certain events during the term of the agreements, through December 31, 2005 Ferring has made $0.5 million of such payments to us.

        On June 2, 2005, Ferring submitted an investigational new drug ("IND") application to the FDA in preparation for the initiation of clinical trials on a new transdermal product to treat female infertility. Clearance from the FDA was received on July 2, 2005 and Ferring initiated clinical studies on July 18, 2005. Upon Ferring's submission of the IND to the FDA, we received a $0.3 million milestone payment from Ferring. During 2005 we recognized revenue of $1.5 million from the Ferring agreement.

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

        We consider certain accounting policies related to revenue recognition, allowance for excess and obsolete inventory, accrued expenses and stock-based compensation to be critical to our business operations and the understanding of our results of operations.

        REVENUE

        PRODUCT SALES. The Company recognizes product revenue, net of allowances for anticipated returns, provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments. Our standard shipping terms are freight on board (F.O.B.) shipping point.

        PRODUCT DEVELOPMENT REVENUE. In accordance with EITF No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, the Company recognizes revenues for the reimbursement of development costs when it bears all the risk for selection of and payment to vendors and employees.

        FEASIBILITY STUDIES. We conduct feasibility studies to demonstrate the viability of our technology to interest potential partners to enter into a development, marketing and supply partnership. Revenues on feasibility studies are measured using the proportional performance method of accounting. Such studies are typically completed within a one- to three-month period. Revenue producing feasibility studies do not occur regularly, are priced at what we anticipate the actual costs will be and are not expected to produce material revenues or a profit. When applying the proportional performance method, we rely on total expected input (contract) costs in order to determine the amount of revenue earned to date. We follow this method because reasonably dependable estimates of the revenue applicable to various contract milestones can be made. We monitor estimates of total contract revenues and cost on a routine basis throughout the contract period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss in the period in which the anticipated loss becomes known. We issue invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue. The reimbursements are included in other revenue on the consolidated statement of operations.

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

        ALLOWANCE FOR EXCESS AND OBSOLETE INVENTORY.

        We assess the valuation of our inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory. The key factors in our inventory review process are contractual terms with B. Braun, our historical experience for raw materials and fabricated patch product meeting our specification acceptance criteria. The failure to meet specifications renders raw materials unusable in our patch fabrication process and for fabricated patches renders such patches not available for sale. The allowance for excess and obsolete inventory was $1.6 million at December 31, 2005. If future sales are less than currently projected by management, additional inventory allowances for excess or obsolete inventory may be required. Increases in the allowance for excess and obsolete inventory result in a corresponding expense to cost of sales.

        ACCRUED ESTIMATES.

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

        STOCK-BASED COMPENSATION.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

        In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion, or APB, No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. We do not expect SFAS No. 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.

CONSOLIDATED RESULTS OF OPERATIONS

        The following table sets forth the percentage increases or decreases in certain line items on our consolidated statement of operations for the years ended December 31, 2005 and 2004.

                                                   YEARS ENDED DECEMBER 31,
                                                   ------------------------
                                              2005 VS. 2004       2004 VS. 2003
                                              -------------       -------------

  Revenues................................          811.6%               21.2%
  Cost of sales (1).......................             --                  --
  Research and development expense........          (22.1)%              31.1%
  General and administrative expense......           40.6%               65.8%
  Impairment on fixed assets (1)..........             --                  --
  Registration rights penalty (1).........             --                  --
  Interest expense, net...................          (21.9)%             327.9%
  Net loss................................           11.9%               80.1%

  (1) No comparable amounts in the years ended December 31, 2004 and 2003.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2005 AND 2004

        REVENUES

        Our revenues for the years ended December 31, 2005 and 2004 were derived from reimbursement of development costs and related milestones under the development and marketing agreement with Ferring, research feasibility studies for pharmaceutical companies and the sale of the LidoSite product under the B. Braun Agreement. Total revenues were $2.2 million in 2005 compared to $0.2 million in 2004, an increase of 811.6% or $2.0 million. Our 2005 revenues were comprised of $1.4 million under the development and marketing agreement with Ferring, $0.5 million from feasibility studies for pharmaceutical companies and

$0.3 million under B. Braun Agreement. Our 2004 revenues were principally comprised of $0.1 million under the development and marketing agreement with Ferring and $0.1 million from feasibility studies for pharmaceutical companies. The increases realized during 2005 are primarily attributable to a full year of development activity under the development and marketing agreement with Ferring in 2005 as compared to less than two months of activity during 2004, to two large feasibility studies conducted during 2005 as compared to one small feasibility study during 2004 and the commencement of sales of the LidoSite product. We had minimal product sales during 2005 primarily due to B. Braun's determination that it would not expand the number of hospitals trialing our LidoSite product until we deliver to them our redesigned controllers.

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

        COST OF SALES

        Cost of sales for the year ended December 31, 2005 amounted to $3.4 million. There was no cost of sales for the comparable period in 2004, as the commercial launch of the LidoSite product occurred in 2005. The Company's manufacturing facility was not cleared by the FDA for the manufacture of the LidoSite product until January 2005. All costs incurred prior to this clearance associated with the LidoSite products sold during 2005, including the purchase of raw materials, were expensed as incurred as research and development. If the costs incurred prior to January 2005 were not expensed as incurred, our cost of sales amount would have been larger. During the year ended December 31, 2005, we recorded total inventory reserves of $2.5 million consisting of a valuation allowance of $1.6 million for excess and obsolete inventory and $0.9 million of lower of cost or market adjustment. The key factors in our inventory review process are the contractual terms with B. Braun, the anticipated demand for the product and the historical rates for raw materials and fabricated patch product meeting specification acceptance criteria.

        RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses were $8.9 million for 2005, compared to $11.5 million in 2004, a decrease of 22.1% or $2.5 million. During 2004 all of the costs related to the development of, and gaining regulatory approval of our LidoSite product, and all costs incurred in preparing for its commercial launch, including raw materials costs, manufacturing labor and allocation of overhead were recorded as research and development expenses.

        Subsequent to the FDA's approval to commence commercial sales of LidoSite in January 2005, all such material and manufacturing costs were capitalized as inventory or recorded in engineering, quality assurance and regulatory costs. Therefore our research and development expenses associated with LidoSite were reduced in 2005 as a result of this accounting treatment. Partially offsetting the decrease in research and development expenses associated with the LidoSite product in the year ended December 31, 2005, was an increase of approximately $1.1 million of product development activities in connection with the development and marketing agreement with Ferring which commenced during the fourth quarter of 2004 and research feasibility studies for pharmaceutical companies. In addition, research and development expenses in 2005 included a design review of the controller and the process of making mechanical changes to the connector of the LidoSite controller.

        GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses totaled $5.7 million in 2005, compared to $4.1 million in 2004, an increase of 40.6% or $1.6 million. This increase of $1.6 million is principally attributable to various general and administrative costs required to operate as a public company, additional headcount and quality assurance and regulatory costs. In 2005, general and administrative expenses include quality assurance and regulatory costs. There were no quality assurance and regulatory costs recognized as general and administrative expenses in 2004 as in the prior year all costs incurred in preparing for the commercial launch of our LidoSite product subsequent to the FDA's approval to commence commercial sales of LidoSite were included in research and development expense.

        IMPAIRMENT ON FIXED ASSETS

        During 2005 we suspended, indefinitely, our plan to complete the purchase, installation and validation of a second manufacturing line and have therefore deemed the asset impaired. Since this manufacturing line was custom built for us there is no resale value, we have, therefore, recorded the full value of the asset, $2.1 million, as an impairment loss. There was no impairment loss recognized during 2004.

        REGISTRATION RIGHTS PENALTY

        The registration rights penalty for year ended December 31, 2005 amounted to $1.6 million. There was no registration rights penalty for the comparable period in 2004. In connection with our private placement transactions, we filed a registration statement with the SEC relating to the resale of shares of our common stock. Since that registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay a registration rights penalty to certain stockholders. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition and ability to remain in business. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. Interest expense, included in registration rights penalty in the accompanying consolidated statements of operations, was approximately $0.2 million for the year ended December 31, 2005.

        INTEREST (INCOME) EXPENSE, NET

        Interest (income) expense, net, was $5.9 million in 2005, compared to $7.6 million in 2004, a decrease of 21.9%, or $1.7 million. This decrease of $1.7 million is principally attributable to non-cash interest expenses. Non-cash interest expense totaled $5.0 million for 2005 as compared to $6.6 million for the comparable period in 2005. Coupon and other interest expense totaled $1.0 million in 2005 as compared to $1.1 million for 2004.

        During year ended December 31, 2005 and 2004, interest expense consists of the following:

                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------
                                                                      2005                2004
                                                                      ----                ----
Non-cash interest expense:
     Warrant amortization.................................        $     899,304      $   1,856,104
     Offering costs amortization..........................              169,162          1,984,167
     Beneficial conversion feature........................            2,964,510          2,401,057
     Amortization of fair value of common stock issued,
        Working Capital Facility..........................              956,250            318,750
                                                                  -------------      -------------
Total non-cash interest expense...........................            4,989,226          6,560,078

Coupon and other interest.................................            1,041,309          1,100,225
                                                                  -------------      -------------
     Total interest expense...............................        $   6,030,535      $   7,660,303
                                                                  =============      =============

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2004 AND 2003

        REVENUES

        Total revenues were $242,000 in 2004 compared to $200,000 in 2003, an increase of 21.2% or $42,000. The increase in revenues in 2004 relates to reimbursement of development costs of approximately $138,000 and the recognition of approximately $11,000 of deferred non-refundable upfront fees partially offset by a decrease of $107,000 in feasibility study income earned during the period.

        During 2004 we began product development activities under an agreement with Ferring for the development, licensing and supply of a product for female infertility. Product development activities and related revenues commenced during the fourth quarter of 2004. We received a license fee payment of $0.15 million during 2004 and an additional $0.1 million in the first quarter of 2005. Additionally, we could receive up to an additional $8.75 million in payments upon the completion of significant milestones during the implementation of the development plan. When the product is commercially launched, we will receive revenue share payments based upon a percentage of net sales; however, commercial launch is several years away. In addition, a percentage of our product development activities will be reimbursed. License fees revenues will be deferred and recognized over the term of the agreement and reimbursement of product development activities will be recognized as incurred. This agreement may be canceled on short notice and may be terminated in the event that we do not maintain at least three months' cash, as defined in the agreement, during the development period.

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

        All costs related to the development of, and gaining regulatory approval of our LidoSite product, and all costs incurred in preparing for its commercial launch that must be approved by the FDA before commercial sales can commence, were expensed as incurred in 2004, including raw materials costs, manufacturing labor and allocation of overhead. Subsequent to the FDA's approval to commence commercial sales of LidoSite in the first part of 2005, all such costs were capitalized as inventory.

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

        During years ended December 31, 2004 and 2003, interest expense consists of the following:

                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------
                                                                      2004                2003
                                                                      ----                ----
Non-cash interest expense:
     Warrant amortization.................................        $   1,856,104      $          --
     Offering costs amortization..........................            1,984,167                 --
     Beneficial conversion feature........................            2,401,057                 --
     Amortization of fair value of common stock issued,
        Working Capital Facility..........................              318,750                 --
                                                                  -------------      -------------
Total non-cash interest expense...........................            6,560,078                 --
Coupon and other interest.................................            1,100,225          1,787,143
                                                                  -------------      -------------
     Total interest expense...............................        $   7,660,303      $   1,787,143
                                                                  =============      =============

LIQUIDITY AND CAPITAL RESOURCES

        The consolidated financial statements have been prepared assuming that we will continue as a going concern; however, at our current and planned rate of spending, we believe that our cash and cash equivalents of $0.8 million, as of December 31, 2005 are not sufficient to allow us to continue operations without additional funding. No assurance can be given that we will be successful in arranging the additional planned financing needed to continue the execution of our business plan, which includes the development of new products. Failure to obtain such financing may require management to substantially curtail operations, which may result in a material adverse effect on our financial position and results of operations. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern.

        Subsequent to December 31, 2005 we borrowed $1.75 million from related parties. Despite this we still do not have adequate funding to continue operations without additional funding.

        CASH FLOWS FROM OPERATING ACTIVITIES

        For the year ended December 31, 2005 we used $14.1 million of net cash in operating activities, as compared to using $14.6 million of net cash in operating activities during 2004, a decrease of $0.5 million, or 3.4%. The principal factors in both years were our net loss and non-cash items. During 2005 we had a net loss of $25.3 million partially offset by $9.4 million of non-cash items and $1.8 million of other items resulting in net cash used in operating activities of $14.1 million. During 2004 we had a net loss of $22.6 million partially offset by $7.6 million of non-cash items and $0.4 million of other items resulting in net cash used in operating activities of $14.6 million. Non-cash items for 2005 include non-cash interest of $5.0 million, loss on disposal of fixed assets of $2.1 million, registration rights penalty of $1.6 million, depreciation and amortization of $0.6 million and deferred compensation of $0.1 million. Non-cash items for 2004 include non-cash interest of $6.6 million, deferred compensation of $0.6 million and depreciation and amortization of $0.4 million.

        For the year ended December 31, 2004 we used $14.6 million of net cash in operating activities, as compared to using $10.3 million of net cash in operating activities during 2003, an increase of $4.3 million, or 41.8%. The principal factors in 2004 were our net loss and non-cash items. During 2004 we had a net loss of $22.6 million partially offset by $7.6 million of non-cash items and $0.4 million of other items resulting in net cash used in operating activities of $14.6 million. During 2003 we had a net loss of $12.5 million partially offset by $0.6 million of non-cash items and $1.6 million of other items resulting in net cash used in operating activities of $10.3 million. Non-cash items for 2004 include non-cash interest of $6.6 million, depreciation and amortization of $0.4 million and deferred compensation of $0.6 million. Non-cash items for 2003 include non-cash interest of $0.2 million, deferred compensation of $0.1 million and depreciation and amortization of $0.3 million.

        CASH FLOWS FROM INVESTING ACTIVITIES

        For the year ended December 31, 2005 we used $2.9 million of net cash in investing activities, as compared to using $0.5 million of cash in investing activities during 2004, an increase of $2.4 million, or 480%. During 2005 we placed $1.5 million of cash in a collateral account as a guarantee of interest payments on the $10.5 million of senior secured convertible debentures issued during 2005 and released $0.3 million from that account in interest payments resulting in a net use of cash of $1.2 million. Also during 2005 we placed $0.4 million in an escrow account that guarantees issued letters of credit used as a rent deposit. There was no similar type of activity during 2004. During 2005 we used $1.3 million of cash to acquire fixed assets. The amount used during 2004 for the acquisition of fixed assets was $0.5 million.

        For the year ended December 31, 2004 we used $0.5 million of cash in investing activities, as compared to using $1.2 million of cash in investing activities during 2003, a decrease of $0.7 million, or 58.0%. During 2004 we used $0.5 million of cash to acquire fixed assets. The amount used during 2003 for the acquisition of fixed assets was $1.2 million.

        CASH FLOWS FROM FINANCING ACTIVITIES

        For the year ended December 31, 2005 our financing activities provided us with $11.4 million of net cash, as compared to $19.3 million of net cash during 2004, a decrease of $7.9 million or 41%. In 2005 activity was principally due to the issuance of $10.5 million of senior secured convertible debentures from which we received net proceeds of $9.1 million, after giving effect to $1.4 million in deal expenses and the borrowing of $2.5 million under our Working Capital Facility, partially offset by $0.3 million of disbursements related to the registration of common stock and warrants issued during 2004. During 2004 we realized net proceeds of $7.2 million from the issuance of convertible debt and warrants, realized $12.3 million of net proceeds from the issuance of common stock and warrants and repaid a $250,000 loan.

        For the year ended December 31, 2004 our financing activities provided us with $19.3 million of net cash, as compared to $13.1 million of net cash during 2003, an increase of $6.3 million or 48.0%. During 2004 we realized net proceeds of $7.2 million from the issuance of convertible debt and warrants, realized $12.3 million of net proceeds from the issuance of common stock and warrants and repaid a $250,000 loan. During 2003 we realized $13.1 million of net proceeds from the issuance of promissory notes for related parties.

FINANCING HISTORY 2004 AND 2005

        WORKING CAPITAL FACILITY

        In September 2004, STSG agreed to provide us (or, at its option, cause a related party to provide to the Company) with up to $5.0 million in working capital loans in the form of 11.5% secured demand promissory notes (the "Working Capital Facility"). The amount available to be borrowed is the sum of all accounts receivable less than 60 days past due and the cost of inventory owned, inclusive of raw materials, work-in-process and finished goods, as calculated in accordance with generally accepted accounting principles. Pursuant to the terms of the Working Capital Facility, amounts drawn under the facility were to be repaid on or before November 15, 2005. As consideration for the commitment of the Working Capital Facility, we issued a total of 419,000 shares of common stock to Spencer Trask and recorded the fair value of these shares as deferred financing costs of $1.3 million. Each time funds are loaned to us under the Working Capital Facility, we are required to issue to the lender a common stock purchase warrant to purchase such number of shares equal to the quotient obtained by dividing (i) 40% of the amount loaned by (ii) 3.58. The warrants are exercisable for five years from the date of issuance and have an initial exercise price of $3.58 per share. The Working Capital Facility is secured by a lien on all of Vyteris Holdings' and its operating subsidiary's assets, which is subordinate to the lien on those assets held by the lenders in our August Financing transaction. The Working Capital Facility expired on September 30, 2005.

        As of September 30, 2005, we did not have adequate accounts receivable and inventory to collateralize amounts drawn under the Working Capital Facility. Additionally, the indebtedness under the Working Capital Facility matured on November 15, 2005. In light of this collateral coverage deficiency and the upcoming maturity of the indebtedness under the Working Capital Facility, we have negotiated with STSG regarding a waiver of all applicable covenant defaults and an extension of the maturity date. As a result of these negotiations, STSG and Vyteris Holdings have agreed to the following: (a) the noteholders will waive all covenant defaults resulting from inadequate collateral coverage until May 15, 2006, (b) the maturity dates under the Working Capital Facility will be deferred until May 15, 2006 and (c) on a monthly basis until May 15, 2006, we will issue to the noteholders warrants to purchase 110,000 shares of our common stock at an exercise price of $2.40 per share. Management estimated that the fair value of warrants issued as of December 31, 2005 was approximately $0.1 million using the Black-Scholes option-pricing model. The fair value of these warrants is included in interest expense to related parties in the accompanying consolidated statement of operations.

        As of December 31, 2005, we borrowed an aggregate principal amount of $2.5 million under the Working Capital Facility and issued 279,330 warrants to purchase shares of our common stock at an exercise price of $3.58 per share. Management estimated that the warrants had a fair value of approximately $0.4 million using the Black-Scholes option-pricing model. This aggregate discount on the Working Capital Facility was amortized over each of the respective issuance dates and is included in interest expense to related parties in the accompanying consolidated statements of operations. As of December 31, 2005, we recorded accrued and unpaid interest to related parties of approximately $0.1 million in accrued expenses and other liabilities in the accompanying consolidated balance sheet.

        AUGUST FINANCING

        During 2005 we issued senior secured convertible debentures due August 31, 2008, which initially have an interest rate of 8% per annum, with an aggregate principal amount of $10.5 million and warrants to purchase 2,243,172 shares of our common stock. $10.0 million of the $10.5 million was issued on August 19, 2005 and is convertible into shares our common stock at $2.40 per common share, we refer to this transaction as the August 2005 Transaction. The remainder, $0.5 million, was issued on December 23, 2005 and is convertible into shares of our common stock at $1.56 per common share, we refer to this transaction as the December 2005 Transaction. We refers to the August 2005 Transaction and the December 2005 Transaction, collectively, as the August Financing. At any time and at the holder's option, each holder may convert any outstanding August Financing debentures it holds into shares of our common stock. If all of the August Financing debentures outstanding as of December 31, 2005, were converted, we would be required to issue approximately 4,486,346 shares of the Company's common stock.

        On August 19, 2005, we consummated the August 2005 Transaction by issuing senior secured convertible debentures with an aggregate principal amount of $10.0 million and warrants to purchase 2,083,332 shares of our common stock, we refer to these warrants as the August 2005 Transaction Warrants. The August 2005 Transaction Warrants have a term of 7 years from the date of issuance and have an exercise price of $2.88 per common share. The $10.0 million aggregate principal amount of senior secured convertible debentures issued in the August 2005 Transaction includes $1.0 million that was loaned to Vyteris Holdings on August 2, 2005 on a bridge basis by Qubit Holdings LLC, or Qubit, an entity owned by certain trusts established for the benefit of the children of our controlling stockholder, Kevin Kimberlin.

        The lenders in the August 2005 Transaction were each granted an option to purchase in the future an additional senior secured convertible debenture with principal equal up to 50% of the original principal amount of such lender's initial senior secured convertible debenture, with an additional warrant equal to 50% of the original warrant amount. On December 23, 2005, Qubit Holdings LLC, an investor in the August 2005 Transaction, exercised its option to purchase an aggregate of $0.5 million principal amount of senior secured convertible debentures. Upon exercise of this optional debenture, Qubit also received warrants to purchase 159,840 shares of our common stock at an exercise price of $1.88, representing 50% of the number of shares of the Company's common stock issuable upon conversion of the secured debentures.

        Our Vyteris, Inc. subsidiary executed a security agreement in favor of the lenders in the August Financing, which provides the recipients with a first priority interest in substantially all of our assets. Simultaneously, Vyteris, Inc. issued to the lenders a guaranty of Vyteris Holdings' obligations under the senior secured convertible debentures. The subsidiary guaranty is a guaranty of payment and performance and not of collection. The documentation provides that the obligations of Vyteris, Inc. under the subsidiary guaranty are primary, absolute and unconditional. STSG has agreed to guarantee to the lenders the principal and interest payments under the secured debentures should Vyteris Holdings not consummate an offering of equity securities, which results in net proceeds to us of $15.0 million on or before February 19, 2006. No such equity offering occurred

        We have the right, exercisable at any time after the 30th day following October 12, 2005, which was the effective date of the first registration statement with respect to the shares of our common stock underlying the senior secured convertible debentures and warrants initially issued in the August Financing, to force conversion of the convertible debentures provided certain milestones are met. If we perform a forced conversion prior to the 18th month anniversary of the initial closing, we are required to pay the holders of the convertible debentures all accrued and unpaid interest on the principal debenture amount, through the date of the forced conversion. If the forced conversion should occur on or after February 19, 2006, we are required to pay the holders of the convertible debt accrued and unpaid interest through the maturity date of the convertible debentures.

        We are required to pay to each holder of the senior secured convertible debentures, in cash, on the last day of each calendar quarter, 11.11% of the original principal amount of the senior secured convertible debentures plus unpaid accrued interest thereon, with the first such principal payment date occurring on August 31, 2006. We may elect to pay all or a portion of a principal payment in shares of common stock if certain conditions as defined in the agreement are met. If we elect to issue shares of common stock in lieu of cash, we must deliver to the holder such number of shares of common stock equal to the amount of principal and interest accrued and payable with respect to the senior secured convertible debentures as of such principal payment date, divided by 93% of the "current price," as defined, in effect on such date.

        FEBRUARY 2004 NOTES

        During February 2004, we issued secured promissory notes payable (the "Promissory Notes") with principal of $1.0 million to Spencer Trask and related parties. Each of the Promissory Notes matured 120 days from its respective date of issuance and bore an annual interest rate of 12%, which was payable on maturity, and were convertible into common stock, at the option of the holders under certain circumstances at $1.00 per share.

        SEPTEMBER 2004 PRIVATE PLACEMENT

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

        DECEMBER 2004 NOTES

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

CASH POSITION

        As of December 31, 2005, we had a cash balance of $0.8 million and negative working capital of $6.3 million as compared with a cash balance of $6.4 million and working capital of $6.2 million at December 31, 2004.

        During 2005, we issued $10.5 million of senior secured convertible debentures and borrowed $2.5 million under the Working Capital Facility. Subsequent financings are required to fund our operations. No assurance can be given that the Company will be successful in arranging the further financing needed to continue the execution of its business plan, which includes the development of new products. Failure to obtain such financing will require management to substantially curtail operations, which will result in a material adverse effect on our financial position and results of operations.

        Although the SEC extended the compliance deadline with Section 404 of the Sarbanes-Oxley Act of 2002 for non-accelerated filers like the Company to its first fiscal year ending on or after July 15, 2007, we are continuing to finalize our plan for compliance. We expect that the internal and external costs of complying with the Sarbanes-Oxley Act of 2002, in particular Section 404, will be substantial in 2006 and 2007.

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

        o our ability to enter into marketing partnerships for our Northstar System, marketed by B. Braun as LidoSite, for the U.S. physicians' office and Japanese markets and our ability to commence commercial distribution into such markets.

        o our ability to enter into development partnerships with pharmaceutical companies;

        o the results of the development activities on our planned new products; and

        o the cost involved in preparing, filing, prosecuting, defending, maintaining and enforcing patent claims and other patent related costs.

        On November 12, 2004 we filed a registration statement with the SEC relating to the resale of shares of Vyteris Holdings common stock. Since that registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continued, an amount equal to 2% of such purchase price, until we have cured the delay, with an overall cap on such liquidated damages of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. Interest expense, included in registration rights penalty in the accompanying consolidated statements of operations, was approximately $
0.2 million for the year ended December 31, 2005.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

        Our contractual obligations and commitments include obligations associated with capital and operating leases, manufacturing equipment, and employee agreements as set forth in the table below:

                                                                PAYMENTS DUE BY PERIOD AS OF DECEMBER 31, 2005
                                                       --------------------------------------------------------------
                                                                     LESS THAN                            MORE THAN 5
                                                          TOTAL        1 YEAR     1-3 YEARS    3-5 YEARS     YEARS
                                                       -----------  -----------  -----------  ----------  -----------
        Operating lease obligations.................   $ 3,165,647  $   471,355  $   544,781  $  609,236  $ 1,540,275
        Continuous motion patch machine.............       391,000      391,000           --          --           --
        Capital lease obligations...................       104,672       45,442       59,230          --           --
        Insurance financings .......................       163,403      163,403           --          --           --
                                                       -----------  -----------  -----------  ----------  -----------
        Total.......................................   $ 3,824,722  $ 1,071,200  $   604,011  $  609,236  $ 1,540,275
                                                       ===========  ===========  ===========  ==========  ===========


        Effective as of September 28, 2004, upon cancellation of all outstanding shares of the Vyteris Series A convertible preferred stock, the holders of Vyteris Holdings Series B convertible redeemable preferred stock were entitled to receive an annual cash dividend of 8% of the then applicable redemption price, as defined, out of funds legally available, payable quarterly. The dividends with respect to Vyteris Holdings Series B convertible redeemable preferred stock are cumulative (from the time that the Vyteris Series A convertible redeemable preferred stock was retired), whether or not earned or declared and shall be paid quarterly in arrears. All of the outstanding shares of Vyteris Series A convertible redeemable preferred stock were cancelled on September 28, 2004. We accrued interest on the Vyteris Holdings Series B convertible redeemable preferred stock of $0.15 million in each of the four quarters of 2005. We expect to accrue dividends of $0.6 million per year until redemption begins.

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

SUBSEQUENT EVENTS

        On January 31, 2006, STSG provided us with a $0.3 million loan in the form of 10.0% Subordinated Convertible Unsecured Promissory Note (the "January 31, 2006 Promissory Note"). Pursuant to the terms of the January 31, 2006 Promissory Note, amounts must be repaid on or before December 1, 2008. At any time prior to maturity date, STSG shall have the option to convert the entire January 31, 2006 Promissory Note and interest accrued into shares of our common stock at a conversion price of $2.40 per share. In connection with the January 31, 2006 Promissory Note, we issued warrants to STSG that are exercisable into a maximum of 52,083 shares, in the aggregate, of our common stock at an exercise price of $2.88 per share.

        In February and March 2006 STSG provided us with a total of $1.5 million in loans in the form of Subordinated Convertible Unsecured Promissory Notes (the "2006 Promissory Notes"). The 2006 Promissory Notes: (i) mature on December 1, 2008; (ii) bear interest at a rate equal to 10% per annum payable in cash on a semi-annual basis; (iii) are convertible into shares of common stock at a conversion price of $2.40 per share; (iv) are convertible into the Company's next private financing of equity or debt securities and (v) have piggy-back registration rights. As an inducement to STSG to make these loans we entered into a letter agreement with STSG pursuant to which we agreed to use its best efforts to take all necessary and appropriate action to amend its articles of incorporation to reduce the conversion price of its Series B Convertible Preferred Stock (of which STSG is the principal holder) from $7.16 per share to $1.00 under certain conditions.

        In addition on January 31, 2006, we announced a 33 percent reduction in our workforce. The workforce reduction is intended to optimize our resources to meet our immediate commercial opportunities. It is also reflective of our current inventory level of our LidoSite product. At present, Vyteris has enough LidoSite product in inventory to satisfy anticipated demand through December 2006. In connection with this reduction, we will record approximately $0.1 million for severance in the first six months of 2006.

        Subsequent to December 31, 2005, Vyteris Holdings and B. Braun amended
B. Braun's right to be its exclusive worldwide sales and marketing distributor for its LidoSite product by granting back to us the sales and marketing distribution rights to the U.S. physician office market and the Japanese market. At the present time we have no planned sales and marketing activities in these markets.

FORWARD-LOOKING INFORMATION

        This Annual Report on Form 10-KSB contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). When used in this Form 10-KSB, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-KSB. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-KSB, including under the heading "Risk Factors." All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-KSB. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

RISKS RELATED TO OUR BUSINESS

WE ARE EXPERIENCING A SEVERE CASH SHORTAGE.

        As of December 31, 2005, our cash and cash equivalents amounted to $0.8 million. Without any substantial revenues, we have been dependent upon borrowings to remain in business. As of December 31, 2005, our current liabilities exceeded our current assets by approximately $6.3 million. If we do not raise capital immediately, we will be required to discontinue or substantially modify our business.

WE ARE SUBJECT TO RESTRICTIVE COVENANTS WHICH ARE NOT LIKELY TO BE WAIVED BY THE HOLDERS OF THE SENIOR SECURED CONVERTIBLE DEBENTURES.

        When we issued the senior secured convertible debentures, we were required to agree to several restrictive covenants, including, among others, restrictions on our ability to sell to, merge with, or purchase, another business, incur additional debt, grant liens on our assets, or buyback or redeem stock, without the consent of those lenders. The holders of the Senior Debentures have advised us that they have no intention of granting us waivers with respect to any of those covenants.

THE HOLDERS OF SENIOR SECURED CONVERTIBLE DEBENTURES MAY DECLARE A DEFAULT UNDER THE TERMS OF THE SENIOR SECURED CONVERTIBLE DEBENTURES AGREEMENT.

        Representatives of STSG, our principal stockholder, met with holders of a majority of the outstanding senior secured convertible debentures on February 14, 2006. The holders of the senior secured convertible debentures advised STSG that if they have a basis for declaring a default under the senior secured convertible debentures, they would be prepared to do so. If a default were declared under the senior secured convertible debentures and repayment of the outstanding indebtedness under the senior secured convertible debentures were accelerated, we would not have sufficient liquidity to repay the senior secured convertible debentures and remain in business. The senior secured convertible debentures, as well as other loans made to us, are secured by a first priority lien on all of our assets and our operating subsidiary. If we default under our secured loans, the lenders will be entitled to enforce their liens and take title to substantially all of the assets of Vyteris Holdings and our operating subsidiary.

        We are required to pay to each holder of the senior secured convertible debentures, in cash, on the last day of each calendar quarter, 11.11% of the original principal amount of the senior secured convertible debentures plus unpaid accrued interest thereon, with the first such principal payment date occurring on August 31, 2006.

WE HAVE HAD A SUBSTANTIAL CHANGE IN MANAGEMENT; OUR SENIOR EXECUTIVE OFFICER JOINED VYTERIS RECENTLY.

        For several years, we were managed by Vincent DeCaprio, our former Chief Executive Officer, Michael McGuinness, our former Chief Financial Officer, and James Garrison, our former Vice President in charge of product development. Dr. DeCaprio and Mr. Garrison no longer work with the Company and Mr. McGuinness has recently resigned as the Chief Financial Officer, effective March 31, 2006. Dr. DeCaprio has been replaced by Timothy McIntrye. While Mr. McIntyre has experience in the operation of healthcare businesses, he had no involvement with Vyteris prior to December 2005. The Company currently has no Chief Financial Officer.

WE HAVE SUBSTANTIAL UNUSED INVENTORY.

        As previously disclosed, it became necessary for Vyteris to make certain modifications to the controller component of its LidoSite product. B Braun, our marketing partner, terminated sales efforts during the period in which modifications were made. While we believe that we have solved the issues that required such modifications, we have excess inventory that was manufactured when we anticipated greater short-term sales than were actually experienced.

WE HAVE EXCESS MANUFACTURING CAPACITY.

        As previously disclosed, we spent approximately $1.8 million to purchase equipment that we anticipated would be needed in order to ramp-up production of our LidoSite product. While we intend to take possession of this equipment (which has been manufactured to our specifications), the demand for our LidoSite product is not sufficient enough to make efficient use of this equipment. When we take possession of this equipment, it will be necessary for us to incur substantial additional expenses in order for us to render the equipment operational.

WE RECEIVED AN UNSCHEDULED VISIT FROM THE FDA DURING DECEMBER, 2005 AND RECEIVED A REPORT ON FORM 483 WHICH WILL REQUIRE US TO SPEND SUBSTANTIAL TIME AND MONEY TO CORRECT DEFICIENCIES IDENTIFIED BY THE FDA.

        The FDA conducted a cGMP (current Good Manufacturing Practices) inspection of our facility and manufacturing process at our Fair Lawn, New Jersey location from late December 2005 to January 2006. As a result of the inspection, we responded to the FDA with a commitment to improve certain documentation, procedures and manufacturing processes. Implementing these improvements will require us to spend substantial time and money prior to the resumption of LidoSite manufacturing. We may not have sufficient resources to complete the activities in this timeframe or at all. In the event any of these improvements are not implemented, we may be at risk of being non-compliant with FDA cGMP regulations. This could have severe consequences including halting of manufacturing, distribution and sales, product recall or product seizure.

AN AGREEMENT THAT PROVIDED US WITH OUR PRINCIPAL SOURCE OF REVENUES DURING 2005 IS SUBJECT TO TERMINATION ON SHORT NOTICE.

        Our agreement with Ferring Pharmaceuticals, under which we are developing a drug delivery product for female infertility, enables Ferring to terminate our relationship on short notice. This agreement was our principal source of revenues during 2005. Any reduction in our revenues will produce further need for capital infusions, which may not be available to us.

THE STEPS THAT WE HAVE TAKEN TO DOWNSIZE MAY ADVERSELY IMPACT OUR ABILITY TO OPERATE OUR BUSINESS.

        Given our liquidity shortages, we have had no choice but to downsize our operations. While at December 31, 2005, we had 66 employees, at February 15, 2006, we had only 43 employees. If our turn-round plans are successful, it will take us time and require the expenditure of significant sums to ramp up our operations.

WE HAVE NEVER BEEN PROFITABLE, WE MAY NEVER BE PROFITABLE, AND, IF WE BECOME PROFITABLE, WE MAY BE UNABLE TO SUSTAIN PROFITABILITY.

        From November 2000 through December 31, 2005, we incurred net losses in excess of $81.3 million, as we had been engaged primarily in clinical testing and development activities until the first quarter of 2005. We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur significant losses for the foreseeable future.

OUR 2005 AUDITED FINANCIAL STATEMENTS CONTAIN, AND OUR FUTURE AUDITED FINANCIAL STATEMENTS ARE LIKELY TO CONTAIN. AN EXPLANATORY PARAGRAPH EXPRESSING UNCERTAINTY REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN. THE INCLUSION OF THIS PARAGRAPH MAY MAKE IT MORE DIFFICULT FOR US TO RAISE ADDITIONAL CAPITAL ON ACCEPTABLE TERMS.

        The report of independent registered public accounting firm accompanying the audit of the Vyteris Holdings consolidated financial statements for the year ended December 31, 2005 contains an explanatory paragraph expressing uncertainty regarding our ability to continue as a going concern because of our operating losses and our need for additional capital. Such explanatory paragraph could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any financing that we may obtain.

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

        o obtain the regulatory approvals necessary to commence selling drug delivery systems that we may develop in the future;

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

OUR DRUG DELIVERY BUSINESS MAY NOT GENERATE ANY MATERIAL REVENUES FROM SALES OF THE ONE PRODUCT THAT WE ARE CURRENTLY PERMITTED TO SELL, IN WHICH CASE OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY WILL BE MATERIALLY AND ADVERSELY IMPACTED AND OUR OPPORTUNITIES TO DEVELOP, MARKET AND SELL OTHER PRODUCTS MAY BE JEOPARDIZED.

        To date, we have not generated material revenues from sales of our first drug delivery product, LidoSite. As is common in our industry, we have spent many years and substantial sums of money in developing LidoSite. To develop that product to the point where we are able to commence commercial sales, it has been necessary for us to prove our concepts, develop patent positions, engage in substantial clinical trials, develop appropriate manufacturing processes, obtain necessary regulatory approvals and establish a mutually beneficial marketing and distribution agreement with B. Braun. Our initial product sales demonstrated to
B. Braun that we needed to perform corrective work on the controller component of our LidoSite product. With all of this work effort and the attendant capital and operating expenditures, we still have not tested the market in a manner that can assure us or our investors that we will derive material revenues from LidoSite. If we are unable to derive material revenues from the sale of our LidoSite product, our liquidity will be materially and adversely impacted, we will require additional capital and we may find it more difficult to attract marketing partners for subsequent products that we may develop.

WE CANNOT BE CERTAIN OF THE PACE AT WHICH B. BRAUN WILL ROLL-OUT OUR LIDOSITE PRODUCT.

        Field trials of our LidoSite product showed, in certain instances, that the controllers in our LidoSite product did not perform in accordance with our expectations. Although this condition was determined to present no hazard to the patient or clinician, B. Braun determined that this condition presented an inconvenience to the clinician and that until we could deliver redesigned controllers to our distributor, B. Braun would not expand the number of hospitals currently conducting LidoSite product trials. While we believe that we have effected a suitable re-design, we cannot be certain of the time that will be required to convince B. Braun and the applicable hospitals that the redesign effort has been successful.

WE CANNOT EXPECT THAT WE WILL BE ABLE TO DERIVE MATERIAL REVENUES FROM THE SALE OF OTHER PRODUCTS IN THE NEAR FUTURE.

        While we have commenced development of other products and believe that our technology can and should be pursued with respect to several applications that could result in commercially viable products, the process of developing drug delivery products to the point of commercial sales takes significant time and requires a substantial commitment of financial and other resources that may not be available to us. We cannot assure investors that we will have the financial resources necessary to bring future products to market or that developments in our industry will not preclude us from expanding our product line beyond LidoSite. If we are unable to bring additional products to market, we will be forced to rely, at best, on a single source of revenue and the future success of our company would be dependent entirely upon the continued demand for a single product. If we are forced to rely on a single product, our entire business would be at risk in the event that market or competitive conditions threatened the viability of that product, thereby increasing the risk of a dramatic decline in the market value of our capital stock.

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

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY AND PRESERVE OUR TRADE SECRETS, WE WILL INCREASE OUR VULNERABILITY TO COMPETITORS WHICH COULD MATERIALLY ADVERSELY IMPACT OUR ABILITY TO REMAIN IN BUSINESS.

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

        Skilled employees in our industry are in great demand. We are competing for employees against companies located near our headquarters that are more established than we are and have the ability to pay more cash compensation than we do. We have been required, as a result of our lack of liquidity, to lay-off skilled personnel; even if we recruit new personnel, this experience is likely to make it more difficult to hire replacements in the future. We require scientific and engineering personnel in many fields, some of which are addressed by relatively few companies. As a result, we may continue to experience difficulty in hiring and retaining highly skilled employees, particularly engineers and scientists. If we are unable to hire and retain skilled engineers and scientists, our business, financial condition, operating results and future prospects could be materially adversely affected.

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

WE FACE SUBSTANTIAL COMPETITION FOR OUR LIDOSITE PRODUCT AND ANY FUTURE PRODUCTS THAT WE MAY DEVELOP, AS WELL AS FOR STRATEGIC PARTNER TRANSACTIONS. OUR FAILURE TO ADEQUATELY COMPETE COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO DEVELOP, MARKET AND SELL OUR PRODUCTS AND MEET OUR FINANCIAL PROJECTIONS.

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

WE MAY NOT BE ABLE TO LICENSE COMPLIMENTARY DRUG TECHNOLOGIES OR DRUG REFORMULATIONS TO EXPAND OUR PRODUCT OFFERINGS, IN WHICH CASE WE WILL BE SIGNIFICANTLY LIMITED IN OUR PRODUCT OFFERINGS.

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

WE DO NOT INTEND TO PAY DIVIDENDS AND, CONSEQUENTLY, THE ONLY OPPORTUNITY FOR INVESTORS TO ACHIEVE A RETURN ON THEIR INVESTMENT IF AN ACTIVE TRADING MARKET DEVELOPS AND INVESTORS ARE ABLE TO SELL THEIR SHARES AT A PROFIT OR IF OUR BUSINESS IS SOLD AT A PRICE THAT ENABLES INVESTORS TO RECOGNIZE A PROFIT.

        We will need all of our cash resources to fund our operations, including the development of future products, and to repay indebtedness. Accordingly, we do not expect to pay cash dividends in the foreseeable future on our common stock. We cannot assure investors any return on their investment other than in connection with a sale of their shares or a sale of our business. At the present time there is a limited trading market for our shares and we have no intention of selling our business. We cannot assure investors that an active trading market will develop or that any third party would offer to purchase our business on acceptable terms and at a price that would enable our investors to recognize a profit. There is no established public trading market or market maker for our securities. Therefore, if you purchase our securities, you may be unable to sell them. Accordingly, you should be able to bear the financial risk of losing your entire investment.

WE ARE REQUIRED TO MAKE LIQUIDATED DAMAGES PAYMENTS TO CERTAIN STOCKHOLDERS WHICH, WHEN PAID, WILL MATERIALLY AFFECT OUR FINANCIAL CONDITION.

        We previously filed a registration statement with the SEC relating to the resale of 12,960,174 shares of Vyteris Holdings common stock. Since the registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by that registration statement, and for each month, or portion of a month, in which such delay continued, an amount equal to 2% of such purchase price, until we cured the delay, with an overall cap on such liquidated damages of 10% of the aggregate purchase price paid by such stockholders for such shares. That registration statement was initially declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which will materially adversely affect our financial condition. In addition, the Company is obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. Interest expense, included in registration rights penalty in the accompanying consolidated statements of operations, was approximately $0.2 million for the year ended December 31, 2005. We may be subject to additional penalties should the use of that prospectus or other registrations we have filed become suspended in the future.

OUR COMPLIANCE WITH THE SARBANES-OXLEY ACT AND SEC RULES CONCERNING INTERNAL CONTROLS MAY BE TIME-CONSUMING, DIFFICULT AND COSTLY FOR US.

        We expect that it will be time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.

OUR CONTROLLING STOCKHOLDER MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

        Kevin Kimberlin, through his ownership of STSG and related parties is our controlling stockholder. Mr. Kimberlin and related parties beneficially own more than 50% of our voting stock. Accordingly, Mr. Kimberlin controls us and has the power to elect our directors and to generally approve all actions requiring the approval of the holders of our voting stock, including adopting amendments to our articles of incorporation and bylaws and approving mergers, certain acquisitions or sales of all or substantially all of our assets, which could delay or prevent someone from acquiring or merging with us or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

THERE HAS BEEN NO ACTIVE PUBLIC MARKET FOR OUR COMMON STOCK, AND STOCKHOLDERS MAY NOT BE ABLE TO RESELL THEIR SHARES AT OR ABOVE THE PURCHASE PRICE PAID BY SUCH STOCKHOLDERS, OR AT ALL.

        Currently, there is only a limited public market for our common stock. An active public market for our common stock may not develop or be sustained in the future. The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, such as: the announcement of new products or product enhancements by us or our competitors; developments concerning intellectual property rights and regulatory approvals; quarterly variations in our competitors' results of operations; changes in earnings estimates or recommendations by securities analysts; developments in our industry; and general market conditions and other factors, including factors unrelated to our own operating performance. The stock market experiences extreme price and volume fluctuations from time to time. Market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Prospective investors should also be aware that price volatility might be worse if the trading volume of our common stock is low.

WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS, WHICH COULD HAVE A MATERIAL ADVERSE IMPACT ON THE MARKET VALUE OF OUR COMMON STOCK.

        Security analysts of major brokerage firms may not provide coverage of our common stock since there is no incentive to brokerage firms to recommend the purchase of our common stock. To date, we have not been able to attract the attention of such securities analysts. The absence of such coverage limits the likelihood that an active market will develop for our common stock. It also will likely make it more difficult to attract new investors at times when we require additional capital.

WE MAY BE UNABLE TO LIST OUR COMMON STOCK ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE, IN WHICH CASE AN INVESTOR MAY FIND IT MORE DIFFICULT TO DISPOSE OF SHARES OR OBTAIN ACCURATE QUOTATIONS AS TO THE MARKET VALUE OF OUR COMMON STOCK.

        Although we may apply to list our common stock on Nasdaq or the American Stock Exchange in the future when and if we have stabilized our liquidity concerns, we cannot assure you that we will be able to meet the initial listing standards, including the minimum per share price and minimum capitalization requirements, of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. If we are unable to list our common stock on Nasdaq, the American Stock Exchange or another stock exchange, or to maintain that listing, we expect that our common stock will trade on the OTC Bulletin Board maintained by Nasdaq, another over-the-counter quotation system, or on the "pink sheets," where an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we are subject to an SEC rule that, if we fail to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. It would also make it more difficult for us to raise additional capital.

OUR COMMON STOCK IS CONSIDERED A "PENNY STOCK" AND MAY BE DIFFICULT TO SELL.

        The SEC has adopted regulations which generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Even though we have effected a one for ten reverse stock split, the market price of our common stock has generally been less than $5.00 per share and therefore it is designated as a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

SALES OF A SIGNIFICANT NUMBER OF SHARES OF OUR COMMON STOCK COULD DEPRESS THE MARKET PRICE OF OUR STOCK.

        On October 14, 2005, the SEC declared effective a registration statement on Form SB-2 covering 12,500,000 shares of our common stock. The holders of those shares may resell those shares subject to the requirements of applicable law, which includes the requirement that the selling shareholder deliver a copy of this prospectus to the purchaser of those shares. In addition, on September 16, 2005, the SEC declared effective a post-effective amendment to our registration statement on Form SB-2 covering 12,960,174 shares of our common stock. Sales of a significant number of those shares in the public market, as well as the increase in the supply of shares of our common stock available for sale as a result of the registration of those 12,960,174 and 12,500,000 shares, respectively, could harm the market price of our common stock.

ITEM 7. FINANCIAL STATEMENTS.


                         VYTERIS HOLDINGS (NEVADA), INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm...................... 59

Consolidated Balance Sheets as of December 31, 2005 and 2004................. 60

Consolidated Statements of Operations for the years ended
    December 31, 2005, 2004 and 2003......................................... 61

Consolidated Statements of  Stockholders' Equity (Deficit)
    for the years ended December 31, 2005, 2004 and 2003..................... 62

Consolidated Statements of Cash Flows for the years ended
    December 31, 2005, 2004 and 2003......................................... 63

Notes to Consolidated Financial Statements................................... 65

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
   Vyteris Holdings (Nevada), Inc.

        We have audited the accompanying consolidated balance sheets of Vyteris Holdings (Nevada), Inc. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vyteris Holdings (Nevada), Inc. and Subsidiary at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

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


                                                     /s/ ERNST & YOUNG LLP

        MetroPark, New Jersey
        March 15, 2006

                                             VYTERIS HOLDINGS (NEVADA), INC.
                                               CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31,
                                                                                                 ------------
                                                                                              2005           2004
                                                                                          ------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents........................................................     $    826,177    $  6,438,737
    Accounts receivable..............................................................           73,499          71,792
    Inventory, net...................................................................          114,320              --
    Prepaid expenses and other current assets........................................          534,265         712,920
    Restricted cash..................................................................          872,115              --
    Deferred financing costs.........................................................               --         956,250
                                                                                          ------------    ------------
      Total current assets...........................................................        2,420,376       8,179,699

Restricted cash, less current portion................................................          707,636              --
Property and equipment, net..........................................................        1,633,728       3,015,448
Deferred offering costs                                                                      1,376,023              --
Other assets.........................................................................           75,000          75,000
                                                                                          ------------    ------------
TOTAL ASSETS.........................................................................     $  6,212,763    $ 11,270,147
                                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Secured promissory notes to a related party......................................     $  2,500,000    $         --
    Senior secured convertible debentures, net.......................................        1,706,033              --
    Accounts payable.................................................................        1,522,237         953,459
    Accrued registration rights penalty..............................................        1,620,764              --
    Accrued expenses and other liabilities...........................................        1,393,326       1,011,833
                                                                                          ------------    ------------
      Total current liabilities......................................................        8,742,360       1,965,292

Senior secured convertible debentures, net, less current portion.....................        6,118,156              --
Deferred revenue, less current portion...............................................          560,831         363,182
Capital lease obligation, less current portion.......................................           52,167          10,939

Preferred stock, 50,000,000 shares authorized, on December 31, 2005 and December
      31, 2004, respectively:
    Series B convertible, mandatorily redeemable preferred stock; 7,500,000 shares issued and outstanding on December 31, 2005 and December 31, 2004;
      liquidation preference $8,250,000 and $7,650,000 at December 31, 2005 and
      December 31, 2004, respectively................................................        8,250,000       7,650,000

Stockholders' equity (deficit):
    Common stock, par value $.001 per share; 100,000,000 shares authorized,
      19,293,858 shares issued and outstanding at December 31, 2005 and
      December 31, 2004..............................................................           19,294          19,294
    Additional paid-in capital.......................................................       63,862,168      57,435,387
    Deferred compensation ...........................................................          (88,943)       (131,546)
    Retained earnings (deficit)......................................................      (81,303,270)    (56,042,401)
                                                                                          ------------    ------------
Total stockholders' equity (deficit).................................................      (17,510,751)      1,280,734
                                                                                          ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT).................................     $  6,212,763    $ 11,270,147
                                                                                          ============    ============


                 The accompanying notes are an integral part of these consolidated financial statements.

                                     VYTERIS HOLDINGS (NEVADA), INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                            2005             2004             2003
                                                       ---------------  ---------------  --------------
Revenues:
    Product sales...................................    $     315,497    $          --    $         --
    Product development revenue.....................        1,407,883          138,457
    Other revenue...................................          485,626          103,865         200,000
                                                        -------------    -------------   -------------
     Total revenues.................................        2,209,006          242,322         200,000

Costs and expenses:
   Cost of sales....................................        3,407,702               --              --
   Research and development.........................        8,922,600       11,455,306       8,734,871
   General and administrative.......................        5,720,237        4,069,838       2,454,922
   Impairment of fixed assets.......................        2,134,308               --              --
   Registration rights penalty......................        1,620,764               --              --
                                                        -------------    -------------   -------------
     Total costs and expenses.......................       21,805,611       15,525,144      11,189,793

Interest income.....................................          (74,549)         (38,448)         (5,775)
Interest expense to related parties.................        2,221,707        1,256,047       1,782,930
Interest expense....................................        3,808,828        6,404,256           4,213
                                                        -------------    -------------   -------------
     Interest expense, net..........................        5,955,986        7,621,855       1,781,368

Loss before benefit from state income taxes.........      (25,552,591)     (22,904,677)    (12,771,161)
Benefit from state income taxes.....................         (291,722)        (338,033)       (238,584)
                                                        -------------    -------------   -------------
   Net loss.........................................    $ (25,260,869)   $ (22,566,644)  $ (12,532,577)

Net loss per common share:
      Basic and diluted.............................    $       (1.31)   $       (2.19)  $      (16.50)

Weighted average number of common shares:
      Basic and diluted.............................       19,293,858       10,319,226         759,429



         The accompanying notes are an integral part of these consolidated financial statements.


                                          VYTERIS HOLDINGS (NEVADA), INC.
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                           ADDITIONAL                   RETAINED        TOTAL
                                                        COMMON STOCK        PAID-IN      DEFERRED       EARNINGS     STOCKHOLDERS'
                                                     SHARES     AMOUNT      CAPITAL    COMPENSATION    (DEFICIT)   EQUITY (DEFICIT)
                                                     ------     ------      -------    ------------    ---------   ----------------
Balance at January 1, 2003......................     759,428   $    760    $ 7,824,421  $ (106,803)  $ (20,943,180)  $ (13,224,802)
Adjustment for cancelled-unamortized, stock
  option........................................           -          -           (272)        272               -               -
Compensation associated with stock option
  grants........................................           -          -          9,480      (9,480)              -               -
Amortization of deferred compensation...........           -          -              -      72,664               -          72,664
Consultant compensation associated with stock
  options.......................................           -          -          2,430           -               -           2,430
  Net loss......................................           -          -              -           -     (12,532,577)    (12,532,577)
                                                ------------------------------------------------------------------------------------
Balance at December 31, 2003....................     759,428        760      7,836,059     (43,347)    (33,475,757)    (25,682,285)
Adjustment for cancelled-unamortized, stock
  option........................................          -           -         (6,461)      6,461               -               -
Compensation associated with stock option
  grants........................................          -           -        333,122    (333,122)              -               -
Amortization of deferred compensation...........          -           -              -     238,462               -         238,462
Exercise of stock options.......................     20,807          21         32,205           -               -          32,226
Issuance of common stock on conversion of debt
  and preferred stock...........................  9,637,000       9,637     21,273,361           -               -      21,282,998
Issuance of warrants to convertible note
  holders.......................................          -           -      1,856,104           -               -       1,856,104
Beneficial conversion of convertible debt.......          -           -      2,401,057           -               -       2,401,057
Issuance of warrants associated with private
  placement.....................................          -           -      1,182,264           -               -       1,182,264
Issuance of common stock in exchange of debt....     69,833          70        249,930           -               -         250,000
Issuance of common stock on conversion of
  preferred stock...............................    279,333         279        333,054           -               -         333,333
Issuance of common stock for capital raised,
  net...........................................  4,206,792       4,207     12,287,240           -               -      12,291,447
Issuance of common stock on conversion of debt..  3,560,453       3,560      8,493,940           -               -       8,497,500
Reverse deferred financing costs upon
  conversion of debt............................          -           -       (462,863)          -               -        (462,863)
Issuance of common stock for working capital
  facility......................................    419,000         419      1,274,581           -               -       1,275,000
Merger with Vyteris Holdings....................    338,212         338         (7,977)          -               -          (7,639)
Issuance of warrants associated with merger.....          -           -        347,255           -               -         347,255
Capital contribution by Vyteris Holdings
  officers......................................          -           -          9,519           -               -           9,519
Issuance of common stock in exchange of
  services......................................      3,000           3          2,997           -               -           3,000
  Net loss......................................          -           -              -           -     (22,566,644)    (22,566,644)
                                                ------------------------------------------------------------------------------------
Balance at December 31, 2004.................... 19,293,858      19,294     57,435,387    (131,546)    (56,042,401)  $   1,280,734
Adjustment for cancelled-unamortized, stock
  option........................................          -           -        (16,143)     16,143               -               -
Compensation associated with stock option
  grants........................................          -           -         38,050     (38,050)              -               -
Amortization of deferred compensation...........          -           -              -      64,510               -          64,510
Disbursements related to issuance of common
  stock.........................................          -           -       (313,501)          -               -        (313,501)
Issuance of warrants associated with working
  capital facility..............................          -           -        543,368           -               -         543,368
Issuance of warrants in connection with
  issuance of senior secured convertible
  debentures ...................................          -           -      3,031,745           -               -       3,031,745
Beneficial conversion of senior secured
  convertible debentures........................          -           -      2,964,511           -               -       2,964,511
Issuance of warrants in connection with
  placement of senior secured convertible
  debentures holders............................          -           -        178,751           -               -         178,751
  Net loss......................................          -           -              -           -     (25,260,869)    (25,260,869)

                                                ------------------------------------------------------------------------------------
Balance at December 31, 2005.................... 19,293,858    $ 19,294    $63,862,168  $  (88,943)  $ (81,303,270)  $ (17,510,751)
                                                ====================================================================================


                       The accompanying notes are an integral part of these consolidated financial statements.

                                                VYTERIS HOLDINGS (NEVADA), INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            YEARS ENDED DECEMBER 31,
                                                                                 --------------------------------------------
                                                                                      2005           2004           2003
                                                                                 -------------- -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $(25,260,869)  $(22,566,644)  $(12,532,577)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization................................................        571,335        406,249        288,041
  Amortization of notes payable discount.......................................             --      1,856,104        217,854
  Amortization of deferred compensation........................................         64,510        238,462         72,664
  Amortization of discount on secured promissory notes to a related party......        543,368             --             --
  Amortization of financing costs..............................................        956,250      2,302,917             --
  Amortization of beneficial conversion feature of warrants....................      2,964,511      2,401,057             --
  Amortization of senior secured convertible debentures discount...............        355,936             --             --
  Amortization of offering costs...............................................        169,162             --             --
  Noncash compensation.........................................................             --             --          2,430
  Accrued registration rights penalty..........................................      1,620,764             --             --
  Compensation for services paid with warrants and common stock................             --        350,255             --
  Impairment of fixed assets...................................................      2,134,308             --             --
Change in operating assets and liabilities:
  Accounts receivable..........................................................         (1,707)            --             --
  Inventory....................................................................       (114,320)            --             --
  Prepaid expenses and other assets............................................        178,654       (766,474)       293,557
  Accounts payable.............................................................        568,778         65,601       (251,885)
  Accrued expenses and other liabilities.......................................        442,600        357,306         37,964
  Interest payable to related parties..........................................        722,089        708,873      1,565,984
                                                                                  ------------   ------------   ------------
Net cash used in operating activities..........................................    (14,084,631)   (14,646,294)   (10,305,968)
                                                                                  ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Restricted cash..............................................................     (1,880,751)            --             --
  Senior secured convertible debentures interest paid from restricted cash.....        301,000             --             --
  Purchase of equipment........................................................     (1,323,923)      (486,795)    (1,225,631)
                                                                                  ------------   ------------   ------------
Net cash used in investing activities..........................................     (2,903,674)      (486,795)    (1,225,631)
                                                                                  ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from private placement of common stock and warrants.............       (313,501)    12,291,447             --
  Proceeds from exercise of options............................................             --         32,226             --
  Proceeds from issuance of convertible promissory notes to related parties....             --             --      9,670,000
  Proceeds from issuance of secured promissory notes to related parties, net...             --             --      2,900,000
  Proceeds from issuance of promissory note to related party...................             --             --        500,000
  Net proceeds from issuance of secured promissory notes to a related party....      2,500,000      7,232,730             --
  Net proceeds for issuance of senior secured convertible debentures...........      9,133,566             --             --
  Repayment of promissory note to related party................................             --       (250,000)            --
  Repayment of capital lease obligations and other.............................         55,680        (20,744)       (17,357)
                                                                                  ------------   ------------   ------------
Net cash provided by financing activities......................................     11,375,745     19,285,659     13,052,643
                                                                                  ------------   ------------   ------------

  Net (decrease) increase in cash and cash equivalents.........................     (5,612,560)     4,152,570      1,521,044
  Cash and cash equivalents at beginning of the period.........................      6,438,737      2,286,167        765,123
                                                                                  ------------   ------------   ------------
  Cash and cash equivalents at end of the period...............................   $    826,177   $  6,438,737   $  2,286,167
                                                                                  ============   ============   ============


                    The accompanying notes are an integral part of these consolidated financial statements.

                                       VYTERIS HOLDINGS (NEVADA), INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)


                                                                   YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------------
                                                             2005              2004              2003
                                                       ----------------  ----------------  ----------------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
                                                       ====================================================
Equipment acquired under capital lease................  $           --    $           --    $      25,216
                                                       ====================================================
Issuance of warrants in connection with issuance of
  convertible secured promissory notes payable........              --         1,856,104               --
                                                       ====================================================
Issuance of warrants to placement agents..............              --         1,182,264               --
                                                       ====================================================
Issuance of warrants in connection with issuance
  of senior secured convertible debentures............       3,031,745                --               --
                                                       ====================================================
Issuance of warrants in connection with issuance of
  secured promissory notes to related parties.........         543,368                --               --
                                                       ====================================================
Issuance of warrants in exchange for services in
  connection with issuance of senior secured
  convertible debentures..............................         178,751                --               --
                                                       ====================================================
Beneficial conversion of convertible notes............              --         2,401,057               --
                                                       ====================================================
Conversion of convertible secured promissory notes
  payable to related parties into convertible
  secured promissory notes payable....................              --           500,000               --
                                                       ====================================================
Conversion of convertible secured promissory notes
  payable into common stock...........................              --         8,497,500               --
                                                       ====================================================
Conversion of convertible secured promissory notes
  payable to related parties into common stock........              --           250,000               --
                                                       ====================================================
Conversion of convertible redeemable preferred stock
  into common stock...................................              --           333,333               --
                                                       ====================================================
Issuance of common stock in exchange for working
  capital facility....................................              --         1,275,000               --
                                                       ====================================================
Issuance of common stock in exchange for services.....              --             3,000               --
                                                       ====================================================
Interest paid.........................................  $      315,443    $      337,832    $       3,354
                                                       ====================================================

Recapitalization transaction:
    Exchanged:
      Interest payable to related parties.............  $           --    $   (2,615,368)   $          --
      Convertible secured promissory notes payable
        to related parties............................              --       (20,350,000)              --
      Warrants which were issued with convertible,
        secured promissory notes payable to related
        parties.......................................              --          (566,220)              --
      Secured promissory notes payable to related
        parties.......................................              --        (2,900,000)              --
      Convertible redeemable preferred stock..........              --        (2,917,640)              --
    For:
      Due to Spencer Trask Specialty Group, LLC.......              --                10               --
      Proceeds from issuance of convertible
        redeemable preferred stock....................              --         7,500,000               --
      Common stock....................................              --             2,300               --
      Paid in capital.................................              --        21,846,918               --
                                                       ----------------------------------------------------
                                                        $           --    $           --    $          --
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

        The accompanying consolidated balance sheets as of December 31, 2005 and 2004 and the consolidated statements of operations for each of the three years in the period ended December 31, 2005, consolidate the historical financial statements of Vyteris Holdings with Vyteris after giving effect to the Merger where Vyteris is the accounting acquiror by recording the transaction as the issuance of Vyteris stock for the net monetary assets of Vyteris Holdings, accompanied by a recapitalization with no goodwill or other intangibles recorded. As a result of the Merger, although Vyteris Holdings is the parent company, the information included in these financial statements relate to Vyteris as it is the accounting acquiror.

        The Board of Directors authorized a one for ten reverse stock split effective May 2, 2005. All share information with respect to the Company's common stock, options, and warrants have been adjusted to give retroactive effect to the reverse stock split for all periods presented.

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

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        o Each outstanding share of Vyteris, Inc. Series C convertible redeemable preferred stock was automatically converted into the right to receive one share of the Company's Series B convertible redeemable preferred stock. Each share of the Company's Series B convertible redeemable preferred stock is convertible into a number of shares of the Company's common stock equal to (i)
                0.419 multiplied by (ii) the number of shares of Vyteris, Inc. common stock into which one share of Vyteris, Inc. Series C convertible redeemable preferred stock was convertible prior to the consummation of the Merger. The Vyteris, Inc. Series C convertible redeemable preferred stock was convertible into one quarter of a share of Vyteris, Inc. common stock if converted at any time within 18 months of March 31, 2004, one third of a share of Vyteris, Inc. common stock if converted at any time within the 18 months thereafter and two thirds of a share of Vyteris, Inc. common stock if converted at any time thereafter. Immediately prior to the consummation of the Merger, there were 7,500,000 shares of Vyteris, Inc. Series C convertible redeemable preferred stock outstanding. Accordingly, the shares of Vyteris, Inc. Series C convertible redeemable preferred stock outstanding immediately prior to the consummation of the Merger have been converted into 7,500,000 shares of the Company's Series B convertible redeemable preferred stock, which shares are currently convertible into the right to receive a total of 1,047,500 shares of the Company's common stock.

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

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        Effective November 10, 2000, the Company, Becton Dickinson and Co. ("Becton Dickinson") and Spencer Trask Specialty Group, LLC ("Spencer Trask" or "STSG") entered into a stockholders' agreement (the "Stockholders' Agreement"), in conjunction with a transaction agreement (the "Transaction Agreement") also effective on November 10, 2000, whereby Becton Dickinson agreed to transfer to the Company certain assets in exchange for common stock and Vyteris Series A convertible redeemable preferred stock and Spencer Trask agreed to contribute $9.0 million in cash in exchange for common stock and Vyteris Series B convertible redeemable preferred stock. Becton Dickinson received 10% of the voting stock of the Company which was valued at $1.0 million. The entire $1.0 million was allocated to manufacturing equipment. The manufacturing equipment was carried at a net book value of greater than $1.0 million by Becton Dickinson on November 10, 2000.

        The Company paid certain Transaction Agreement expenses on behalf of Spencer Trask approximating $0.3 million. The reimbursement was recorded as a reduction in additional paid-in capital associated with the common stock and Series B convertible redeemable preferred stock issued to Spencer Trask.

        RECAPITALIZATION TRANSACTION

        On March 31, 2004, Spencer Trask and a related party consummated a transaction with the Company wherein the Company issued to Spencer Trask and such related party a total of 9,637,000 shares of common stock, as well as shares of preferred stock which, pursuant to the Merger, were converted into 7.5 million shares of Vyteris Holdings Series B convertible redeemable preferred stock, and other nominal consideration in exchange for $20.3 million principal amount of convertible, secured promissory notes payable to related parties and $2.9 million of secured promissory notes payable to related parties (collectively the "Spencer Trask Notes"), $2.6 million of accrued and unpaid interest on the Spencer Trask Notes, 3.0 million shares of Vyteris Series B convertible redeemable preferred stock and the cancellation of warrants to purchase 852,665 shares of Vyteris common stock with a paid-in capital value of $0.6 million (the "Recapitalization Transaction") (see Note 7).

        BASIS OF PRESENTATION

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. On August 19, 2005, the Company entered into a securities purchase agreement with certain institutional investors for the private placement of $10.0 million of funding in the form of senior secured convertible debentures (which included $1.0 million received on August 2, 2005) (the "August Financing"). In addition, on December 23, 2005, Quibit Holdings LLC, an investor in the August Financing, exercised its option to purchase an aggregate of $0.5 million principal amount of senior secured convertible debentures (see Note 10). The Company believes that the net proceeds from these financings will not provide sufficient funds for the Company's operations. Subsequent financings will be required to fund the Company's operations. No assurance can be given that the Company will be successful in arranging the further financing needed to continue the execution of its business plan, which includes the development of new products. Failure to obtain such financing will require management to substantially curtail operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue in business as a going concern.

        Intercompany balances and transactions have been eliminated in consolidation.

2.      SIGNIFICANT ACCOUNTING POLICIES

        CASH EQUIVALENTS

        The Company considers all highly liquid instruments with maturities of three months or less at the date of purchase to be cash equivalents.

        RESTRICTED CASH

        As of December 31, 2005, the Company has $1.6 million of restricted cash, consisting of $1.2 million deposited in a cash collateral account to secure the payment of interest on the senior secured convertible debentures issued in the August Financing and the optional debentures, and $0.4 million that guarantees issued letters of credit.

        ACCOUNTS RECEIVABLE

        Accounts receivable are recorded net of reserves for sales returns and allowances, which are calculated based on an analysis of historical trends in product return rates.

        INVENTORIES

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        ALLOWANCE FOR EXCESS AND OBSOLETE INVENTORY

        We assess the valuation of our inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory. The key factors in our inventory review process are the historical rates for raw material and fabricated patch meeting our product specification acceptance criteria, contractual terms with B. Braun and anticipated demand for the LidoSite product. Increases in the allowance for excess and obsolete inventory result in a corresponding expense to cost of sales.

        PROPERTY AND EQUIPMENT, NET

        Property and equipment, net is stated at cost, except for certain equipment acquired in connection with the Transaction Agreement, which is recorded at the fair value of the equipment on the date of acquisition. Depreciation and amortization of property and equipment is provided on a straight-line basis over the asset's estimated useful life or related lease term as follows:

        Leasehold improvements.................................    1 - 10 years
        Furniture, machinery and equipment.....................        5  years
        Computer software and hardware.........................        3  years

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

        REVENUE

        PRODUCT SALES. The Company recognizes product revenue, net of allowances for anticipated returns, provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments. The Company's standard shipping terms are freight on board (F.O.B.) shipping point.

        PRODUCT DEVELOPMENT REVENUE. In accordance with EITF No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, the Company recognizes revenues for the reimbursement of development costs when it bears all the risk for selection of and payment to vendors and employees.

        FEASIBILITY STUDIES. The Company conducts feasibility studies to demonstrate the viability of its technology to interest potential partners to enter into a development, marketing and supply partnership. Revenues on feasibility studies are measured using the proportional performance method of accounting. Such studies are typically completed within a one- to three-month period. Revenue producing feasibility studies do not occur regularly, are priced at what the Company anticipates the actual costs will be and are not expected to produce material revenues or a profit. When applying the proportional performance method, the Company relies on total expected input (contract) costs in order to determine the amount of revenue earned to date. The Company follows this method because reasonably dependable estimates of the revenue applicable to various contract milestones can be made. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the contract period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss in the period in which the anticipated loss becomes known. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue. The reimbursements are included in other revenue on the consolidated statement of operations.

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

        The cost of feasibility studies and development and marketing agreements with Ferring was approximately $0.8 million, $0.1 million and $0.2 million, for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in research and development expense in the accompanying consolidated statements of operations.

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

                                                                       YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  2005           2004            2003
                                                              ------------   ------------   ------------
        Net loss, as reported...............................  $(25,260,869)  $(22,566,644)  $(12,532,577)
        Add: stock-based employee compensation expense
          included in reported net loss.....................        64,510        238,462         72,664
        Deduct: stock-based employee compensation expense
          determined under fair value based method for
          all awards........................................    (3,555,756)      (700,432)      (140,829)
                                                              ------------   ------------   ------------
        Pro forma net loss..................................  $(28,752,115)  $(23,028,614)  $(12,600,742)
                                                              ============   ============   ============

        Net loss per common share, as reported:
          Basic and diluted.................................  $      (1.31)  $      (2.19)  $     (16.50)
          Basic and diluted, pro forma......................  $      (1.49)  $      (2.23)  $     (16.59)

        Weighted average number of common shares:
          Basic and diluted.................................    19,293,858     10,319,226        759,429

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the option vesting periods. The fair value of each option granted prior to the Merger was estimated using a minimum value option-pricing model and subsequent to the Merger using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                     YEARS ENDED DECEMBER 31,
                                                               ----------------------------------
                                                                  2005        2004        2003
                                                               ----------  ----------  ----------
        Expected holding period (years)......................        6.0         6.0         6.0
        Risk-free interest rate .............................       3.99%       3.97%       3.18%
        Dividend yield.......................................          0%          0%          0%
        Fair value of options granted........................   $   2.35    $   1.80    $   1.80
        Expected volatility..................................       97.0%         (1)         (1)

        (1) The fair value of options granted prior to the Merger was estimated using a minimum value option-pricing model. Subsequent to the Merger, the Company issued options to purchase 178,075 shares of the Company's common stock at a price of $1.90 per share to a key executive. Such options were issued in September 2004 using a Black-Scholes option-pricing model with an expected volatility of 97.0%.

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

        As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123 (revised 2004), Share-Based Payment, an Amendment of FASB Statements No. 123 and 95, fair value method will have a significant impact on the Company's result of operations, although it will have no impact on its overall financial position. The impact of adoption of Statement No. 123 (revised 2004) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement No. 123 (revised 2004) in prior periods, the impact of that standard would not have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share above. Statement No. 123 (revised 2004) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

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

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

        NET LOSS PER SHARE

        The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic net loss per common share, or Basic EPS, is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share, or Diluted EPS, is computing by dividing net loss by the weighted average number of shares and dilutive common share equivalents then outstanding. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of preferred stock. Diluted EPS is identical to Basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive. The Company has calculated the weighted number of shares outstanding reflecting the 4.19:1 exchange ratio and the one for ten reverse stock split authorized by the Company's Board of Directors and stockholders effective May 2, 2005 for all periods presented. For the years ended December 31, 2005, 2004, and 2003, respectively, common stock equivalents of 16,026549, 6,748,699, and 3,633,626 were excluded from the net loss per common share calculation because the effect of their inclusion would be anti-dilutive.

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

        DEFERRED OFFERING COSTS

        Deferred offering costs are amortized over the term of the related obligation using the effective interest method. Amortization of deferred offering costs is presented as interest expense in the consolidated statement of operations.

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        CONCENTRATIONS OF CREDIT RISK

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company deposits its cash and cash equivalents with major financial institutions. At December 31, 2005, the Company had a cash balance in a financial institution that exceeded federal deposit insurance limits. Management believes that credit risk related to this deposit is minimal. The Company extends credit without collateral to companies that contract with it under contract research arrangements.

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

        The Company currently relies on a single customer, B. Braun Medical, Inc., or B. Braun, to generate product revenue. The Company granted B. Braun the right to be its principal, worldwide, except for Japan, sales and marketing distributor for its LidoSite product. As a result, the Company is dependent on
B. Braun and its ability to effectively market the Company's only current product.

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

        Commercial distribution of LidoSite began in March 2005. Shortly thereafter the Company received reports that some of our dose controllers were not performing in accordance with specifications. Specifically, some controllers were intermittently failing to detect patches after the patches were inserted into the dose controllers. This caused the dose controllers to fail safe, as the controllers do not activate if they do not detect a patch. B. Braun decided not to expand its sales effort beyond the initial group of hospitals who had been trialing the LidoSite product at the time the intermittent failures were reported until the issue was resolved. Upon investigation of the reports the Company was able to identify the problem and design a fix for the problem. The Company has now fixed the problem and initiated manufacturing of the new controller units. With the availability of the new controllers B. Braun commenced the national launch of LidoSite at its sales meeting in February 2006.

        RECLASSIFICATIONS

        Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation.

        RECENTLY ISSUED ACCOUNTING STANDARDS

        In May 2005, the FASB issued SFAS, No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. We do not expect SFAS No. 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3.      INVENTORIES, NET

        Inventories consist of the following:

                                                                               DECEMBER 31,
                                                                               ------------
                                                                           2005           2004
                                                                           ----           ----
          Raw materials..............................................  $    724,894   $         --
          Work in process............................................       508,968             --
          Finished goods.............................................       454,445             --
                                                                       ------------   ------------
            Inventory................................................     1,688,307             --
          Excess and obsolete inventory..............................    (1,573,987)            --
                                                                       ------------   ------------
            Inventory, net...........................................  $    114,320   $         --
                                                                       ============   ============

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

        Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company recorded in cost of sales a $0.9 million lower of cost or market adjustment for year ended December 31, 2005 in the consolidated statement of operations. The Company must increase its production capabilities significantly beyond its present manufacturing capacity in order to manufacture the LidoSite product cost-effectively.

        The Company assesses the valuation of its inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory. The key factors in the Company's inventory review process are its historical rates for raw material and fabricated patch meeting the Company's product specification acceptance criteria, contractual terms with B. Braun and the anticipated demand for the LidoSite product. In the year ended December 31, 2005, the Company recorded a valuation allowance for excess and obsolete inventory in cost of sales of $1.6 million.

4.      PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

                                                                                 DECEMBER 31,
                                                                            2005            2004
                                                                        -------------   -------------
        Manufacturing and laboratory equipment.........................  $ 2,025,551     $ 1,557,083
        Furniture and fixtures.........................................      323,112          96,306
        Office equipment...............................................      248,032         150,081
        Leasehold improvements.........................................      330,657         122,193
        Software.......................................................      130,608         102,542
                                                                         -----------     -----------
                                                                           3,057,960       2,028,205
        Less: Accumulated depreciation and amortization................   (1,617,082)     (1,045,747)
                                                                         -----------     -----------
                                                                           1,440,878         982,458

        In-process equipment...........................................           --       1,763,921
        Construction in progress.......................................      192,850         269,069
                                                                         -----------     -----------
                                                                         $ 1,633,728     $ 3,015,448
                                                                         ===========     ===========

        Depreciation and amortization expense, included in cost and expenses in the accompanying consolidated statements of operations, was approximately $0.6 million, $0.4 million and $0.3 million for each of the years ended December 31, 2005, 2004 and 2003, respectively.

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        At December 31, 2005 and December 31, 2004, equipment held under capital lease included manufacturing and laboratory equipment, software, and furniture and fixtures of approximately $180,000 and $81,000, respectively. At December 31, 2004, in-process equipment included advances of approximately $1.6 million, for a continuous motion patch machine that is being custom manufactured for the Company. Additionally, at December 31, 2004 in-process equipment included advances of approximately $0.1 million for patch controller manufacturing equipment that is being custom manufactured for the Company.

        The Company's current manufacturing line is capable of producing approximately 2 million LidoSite patches per year. The Company recently amended its agreement with B. Braun whereby, among other things, minimum purchase requirements of LidoSite patches by B. Braun are zero in 2006, 636,000 in 2007, 1,140,000 in 2008 and 1,995,000 in 2009. As a result the Company suspended, indefinitely, its plan to complete the purchase, installation and validation of a second manufacturing line. Since this manufacturing line was custom manufactured for the Company, there is no resale value and the Company has therefore recorded approximately $2.1 million in cost and expenses, including open purchase commitments of $0.4 million of accrued expenses, in the accompanying consolidated statement of operations for the year ended December 31, 2005.

        Total open irrevocable purchase commitments related to property and equipment were as follows:

                                                                       DECEMBER 31,
                                                                       ------------

                                                                     2005         2004
                                                                 ------------ ------------
          Continuous motion patch machine......................   $  391,000   $  173,400
          Laboratory equipment and other.......................            -        9,757
          Building renovations.................................          491           --
                                                                  ----------   ----------
                                                                  $  391,491   $  183,157
                                                                  ==========   ==========

5.      ACCRUED EXPENSES AND OTHER LIABILITIES

        Accrued expenses and other liabilities consist of the following:

                                                                                   DECEMBER 31,
                                                                                   ------------

                                                                               2005           2004
                                                                            -----------    -----------
        Compensation and benefits........................................   $    91,525    $   373,260
        Accrued accounting fees..........................................       150,000        265,000
        Insurance........................................................       163,403             --
        Deferred revenue, current portion................................       127,178         75,455
        Due to a related party...........................................        71,587         71,587
        Current portion of capital lease obligation......................        33,061         18,609
        Continuous motion patch machine costs and delivery...............       391,000             --
        Other............................................................       365,572        207,922
                                                                            -----------    -----------
                                                                            $ 1,393,326    $ 1,011,833
                                                                            ===========    ===========

6.      PRIVATE PLACEMENT TRANSACTIONS AND PROMISSORY NOTES ISSUED IN 2004

     $15.1 MILLION PRIVATE PLACEMENT

        Immediately prior to the consummation of the Merger, the Company consummated a $15.1 million private placement transaction (the "September Private Placement"). After giving effect to the Merger, the Company issued units (the "Units") covering a total of 4,206,792 shares of common stock and warrants to purchase a total of 1,051,698 shares of common stock (the "Recent Warrants"). Net proceeds to the Company from the September Private Placement were approximately $12.0 million. The Recent Warrants have an initial exercise price equal to $4.47 per share. The Recent Warrants are exercisable immediately upon issuance and have a term of five years. In addition, as part of the September Private Placement, the Company agreed to sell to each of the placement agents or

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

their respective designees, for nominal consideration, warrants to purchase the number of shares of common stock equal to 20% of (i) the aggregate number of shares of common stock included in the Units placed by such placement agent, plus (ii) the aggregate number of shares of common stock underlying the Recent Warrants included in the Units placed by such placement agent, at an exercise price of $3.58 per share. The placement agents' warrants are exercisable for a period of five years from issuance. The September Private Placement included the conversion of $1.6 million of loans made to the Company during the month of September 2004 by Spencer Trask Specialty Group, LLC ("Spencer Trask") and certain of its related parties (the "September Notes").

     PRIVATE PLACEMENT OF $8.5 MILLION CONVERTIBLE SECURED PROMISSORY NOTES

        During March, April and May of 2004, the Company issued $8.5 million of 8% convertible secured promissory notes, maturing December 31, 2004 (the "December Notes") in a private placement transaction. In connection with the issuance of the December Notes, warrants were issued to purchase a total of 1,780,226 shares of common stock at an exercise price of $2.39 per share. The warrants have an expiration date of five years from the date of issuance. Management estimated that the warrants had an aggregate fair value of approximately $1.9 million. In addition, the Company estimated that the December Notes contained a beneficial conversion feature valued at approximately $2.4 million. Therefore, the Company initially recorded a discount on the December Notes and increased additional paid-in capital by approximately $4.3 million. The discount and beneficial conversion feature were being amortized over the life of the December Notes and are included in interest expense in the accompanying consolidated statements of operations.

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

        Costs relating to the private placement transaction were initially capitalized and amortized over the term of the December Notes. Total deferred financing costs of approximately $2.4 million included placement agent fees and a 3% expense allowance of approximately $1.1 million, legal and other expenses of $0.1 million and warrants issued to the placement agent valued at approximately $1.2 million. Amortization expense was included in interest expense in the accompanying consolidated statements of operations. Upon the conversion of the December Notes, the Company recorded $0.5 million of non-cash financing costs in additional paid-in capital.

        The resultant charges to interest expense in 2004 were as follows:

                                                                   BENEFICIAL     DEFERRED
                                                     FAIR VALUE    CONVERSION     FINANCING
                                                      DISCOUNT       FEATURE        COSTS         TOTAL
                                                    ------------- ------------- ------------- -------------
Interest expense amortization......................  $ 1,172,602   $ 1,516,879   $ 1,548,659   $ 4,238,140
Interest expense recorded upon conversion of the
    December Notes on September 29, 2004                 683,502       884,178       435,508     2,003,188
                                                     -----------   -----------   -----------   -----------
Total noncash interest expense.....................  $ 1,856,104   $ 2,401,057   $ 1,984,167   $ 6,241,328
                                                     ===========   ===========   ===========   ===========

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        Interest expense, including interest expense to related parties, on the consolidated statement of operations consists of the following:

                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                                             2005            2004            2003
                                                             ----            ----            ----
          Noncash interest expense:
            Interest expense amortization ..........     $  1,068,466    $  1,837,083    $         --
            Beneficial conversion feature...........        2,964,510       2,401,057              --
            Interest expense recorded upon
              conversion............................               --       2,003,188              --
            Amortization of fair value of
              common stock issued, WCF                        956,250         318,750              --
          Coupon and other interest.................        1,041,309       1,100,225       1,787,143
                                                         ------------    ------------    ------------
               Total interest expense...............     $  6,030,535    $  7,660,303    $  1,787,143
                                                         ============    ============    ============

        Included in the December Notes are convertible secured promissory notes payable with principal of $0.2 million and warrants to purchase a total of 38,758 shares of common stock at $2.39 per share issued to members of the Company's Board of Directors and senior management, who purchased the December Notes on the same terms and conditions as all other purchasers of the December Notes.

        Spencer Trask Ventures, Inc., a related party to the Company's principal stockholder, acted as placement agent in this transaction. Spencer Trask Ventures, Inc. received a 10% placement fee, a 3% non-accountable expense allowance and warrants to purchase a total of 1,068,136 shares of common stock at an exercise price of $2.39 per share as compensation for acting as placement agent. These warrants also provide for a cashless exercise right and certain customary anti-dilution and price protection provisions. In addition, the Company granted Spencer Trask Ventures, Inc. an irrevocable right of first refusal for a period of two years following the closing of the aforementioned offering to either purchase for its own account or act as agent for any proposed private offering of our securities by the Company, other than notes or convertible notes to be issued to STSG.

     SECURED PROMISSORY NOTES

        During February 2004, the Company issued secured promissory notes payable (the "Promissory Notes") with principal of $1.0 million to Spencer Trask and related parties. Each of the Promissory Notes matured 120 days from its respective date of issuance and bore an annual interest rate of 12%, which was payable on maturity, and were convertible into common stock, at the option of the holders under certain circumstances at $1.00 per share.

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

7.      RECAPITALIZATION TRANSACTION

        On March 31, 2004 Spencer Trask and a related party consummated a transaction with the Company wherein the Company issued to Spencer Trask and such related party a total, after giving effect to the Merger, of 9.6 million shares of common stock, 7.5 million shares of Vyteris Holdings Series B convertible redeemable preferred stock, and other nominal consideration in exchange for $20.3 million principal amount of convertible, secured promissory notes payable to related parties and $2.9 million of secured promissory notes payable to related parties (collectively, the "Spencer Trask Notes"), $2.6 million of accrued and unpaid interest on the Spencer Trask Notes, 3.0 million shares of Vyteris. Inc. Series B convertible redeemable preferred stock and the cancellation of warrants to purchase 852,665 shares of Vyteris, Inc. common stock with a paid-in capital value of $0.6 million (the "Recapitalization Transaction").

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

        The Company accrued cumulative dividends in arrears on Vyteris Holdings Series B convertible redeemable preferred stock by recognizing $0.6 million and $0.2 million, for the years ended December 31, 2005 and 2004, respectively, of interest expense to related parties in the accompanying consolidated statement of operations and increasing the redemption value of the Vyteris Holdings Series B convertible redeemable preferred stock.

        With respect to the distribution of assets, Vyteris Holdings Series B convertible redeemable preferred stock ranks senior to the Company's common stock. Each share of Vyteris Holdings Series B convertible redeemable preferred stock is convertible at any time, at the option of the holder, into common stock at a price per share if converted within 18 months from March 31, 2004, of $9.55; if converted within the next 18 months, $7.16; or if converted any time thereafter, $3.58. The holders of Vyteris Holdings Series B convertible redeemable preferred stock (and the holders of any other series of preferred stock with similar voting rights as the Vyteris Holdings Series B convertible redeemable preferred stock) vote together with the holders of shares of common stock as a single class in all matters to be voted on by shareholders of the Company, except that the vote or consent of the holders of a majority of the shares of Vyteris Holdings Series B convertible redeemable preferred stock is necessary to authorize or issue an equity security having any preference over or being on a parity with the Vyteris Holdings Series B convertible redeemable preferred stock with respect to dividend or liquidation preference; increase the number of authorized shares of Vyteris Holdings Series B convertible redeemable preferred stock; or amend, alter or repeal any provision of the Company's Certificate of Incorporation, Certificate of Designations or By-laws, if such action would alter, in any material respect, the rights of the Vyteris Holdings Series B convertible redeemable preferred stock. Mandatory redemption commences on March 1, 2006, the first anniversary date of the first commercial sale of LidoSite and continuing for one year thereafter, the Company is required to redeem (on a quarterly basis) an amount of Vyteris Holdings Series B convertible redeemable preferred stock equal to 5% of the gross profits derived from the sale of LidoSite. During the following years, the Company is required to redeem (on a quarterly basis) an amount of Vyteris Holdings Series B convertible redeemable preferred stock equal to 10% of the gross profits derived from the sale of LidoSite.

        In accordance with EITF Issue No. 00-27, Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments, EITF No. 00-27, the Company utilized the most favorable conversion price that would be in effect at the conversion date to determine if there would be a beneficial conversion feature in connection with the Vyteris Holdings Series B convertible redeemable preferred stock. The Vyteris Holdings Series B convertible redeemable preferred stock did not have a beneficial conversion feature at the commitment date since even though the conversion has three different conversion prices depending upon how long the shares were held, the most favorable conversion price was $3.58 per share, which was still in excess of the $2.20 fair value of a common share at the date of the issuance of the Vyteris Holdings Series B convertible redeemable preferred stock. If there had been any intrinsic value at the commitment date, it would not be recognized until and unless the triggering event occurred.

        Since these transactions were between the Company and its majority shareholder, the transactions were treated as capital transactions and no gain or loss has been reflected in the accompanying consolidated financial statements.

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.      WORKING CAPITAL FACILITY

        In September 2004, STSG agreed to provide the Company (or, at its option, cause a related party to provide to the Company) with up to $5.0 million in working capital loans in the form of 11.5% secured demand promissory notes (the "Working Capital Facility"). The amount available to be borrowed by the Company is the sum of all accounts receivable less than 60 days past due and the cost of inventory owned by the Company, inclusive of raw materials, work-in-process and finished goods, as calculated in accordance with U.S. generally accepted accounting principles. Pursuant to the terms of the Working Capital Facility, amounts drawn under the facility were to be repaid on or before November 15, 2005. As consideration for the commitment of the Working Capital Facility, the Company issued a total of 419,000 shares of common stock to Spencer Trask and recorded the fair value of these shares as deferred financing costs of $1.3 million. Each time funds are loaned to the Company under the Working Capital Facility, the Company is required to issue to the lender a common stock purchase warrant to purchase such number of shares equal to the quotient obtained by dividing (i) 40% of the amount loaned by (ii) $3.58. The warrants are exercisable for five years from the date of issuance and have an initial exercise price of $3.58 per share. The Working Capital Facility is secured by a lien on all of the Company's and its operating subsidiary's assets, which is subordinate to the lien on those assets held by the lenders in our August Financing transaction. The Working Capital Facility expired on September 30, 2005.

        As of September 30, 2005, the Company did not have adequate accounts receivable and inventory to collateralize amounts drawn under the Working Capital Facility. The indebtedness under the Working Capital Facility matured on November 15, 2005. In light of this collateral coverage deficiency and the maturity of the indebtedness under the Working Capital Facility, the Company has negotiated with STSG regarding a waiver of all applicable covenant defaults and an extension of the maturity date. As a result of these negotiations, STSG and the Company have agreed to the following: (a) the noteholders will waive all covenant defaults resulting from inadequate collateral coverage until May 15, 2006, (b) the maturity dates under the Working Capital Facility will be deferred until May 15, 2006 and (c) on a monthly basis until May 15, 2006, the Company will issue to the noteholders warrants to purchase 110,000 shares of the Company's common stock at an exercise price of $2.40 per share. Management estimated that the fair value of warrants issued as of December 31, 2005 was approximately $0.1 million using the Black-Scholes option-pricing model. The fair value of these warrants is included in interest expense to related parties in the accompanying consolidated statement of operations.

        As of December 31, 2005, the Company borrowed an aggregate principal amount of $2.5 million under the Working Capital Facility and issued 279,330 warrants to purchase shares of the Company's common stock at an exercise price of $3.58 per share. Management estimated that the warrants had a fair value of approximately $0.4 million using the Black-Scholes option-pricing model. This aggregate discount on the Working Capital Facility was amortized over each of the respective issuance dates and is included in interest expense to related parties in the accompanying consolidated statements of operations. As of December 31, 2005, the Company recorded accrued and unpaid interest to related parties of approximately $0.1 million in accrued expenses and other liabilities in the accompanying consolidated balance sheet.

9.      ACCRUED REGISTRATION RIGHTS PENALTY

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

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

common stock at an exercise price of $2.39 per share. The warrants have an expiration date of five years from the date of issuance. Simultaneous with the closing of the September Private Placement, the $8.5 million principal amount of the December Notes converted into a total of 3,560,453 shares of common stock.

        In connection with the September Private Placement and the December Notes, the Company filed a registration statement with the Securities and Exchange Commission (the "SEC") relating to the resale of shares of its common stock. Since that registration statement was not declared effective by the SEC by February 25, 2005, the Company was obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continues, an amount equal to 2% of such purchase price, until the Company cured the delay, with an overall cap on such registration rights penalty, or liquidated damages, of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect the Company's financial condition. In addition, the Company is obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. Interest expense, included in registration rights penalty in the accompanying consolidated statements of operations, was approximately $0.2 million for the year ended December 31, 2005.

10.     SENIOR SECURED CONVERTIBLE DEBENTURES ISSUED ON AUGUST 19, 2005

        During 2005 the Company issued senior secured convertible debentures due August 31, 2008, which initially have an interest rate of 8% per annum, with an aggregate principal amount of $10.5 million and warrants to purchase 2,243,172 shares of the Company's common stock. $10.0 million of the $10.5 million was issued on August 19, 2005 and is convertible into shares of the Company's common stock at $2.40 per common share, the Company refers to this transaction as the August 2005 Transaction. The remainder, $0.5 million, was issued on December 23, 2005 and is convertible into shares of the Company's common stock at $1.56 per common share, the Company refers to this transaction as the December 2005 Transaction. The Company refers to the August Financing and December Financing, collectively, as the August Financing. At any time and at the holder's option, each holder may convert any outstanding August Financing debentures it holds into shares of the Company's common stock. If all of the August Financing debentures outstanding as of December 31, 2005, were converted, the Company would be required to issue approximately 4,486,346 shares of the Company's common stock.

        Net proceeds from the August Financing, excluding any proceeds arising from the exercise of warrants in the future, were approximately $7.6 million, after giving effect to $1.4 million in deal expenses and $1.5 million of cash received in the August Financing, which the Company was required to deposit in a cash collateral account for the benefit of the holders of the senior secured convertible debentures. Net proceeds from the August Financing are to be used for general corporate purposes and may not be used to pay any dividend or make any distributions on any of Vyteris Holdings' equity securities or to repay any loan made to or incurred by any key employee or any other officer or director of Vyteris Holdings. Offering costs amortization expense was approximately $0.2 and is included in interest expense in the consolidated statement of operations for the year ended December 31, 2005.

        The Company allocated the aggregate proceeds of the August Financing between the warrants and the debentures based on their fair values in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, ("APB 14"), and thus recorded $3.0 million as additional paid-in capital for the value allocated to the warrants. Management determined the fair value of the warrants utilizing the Black-Scholes option-pricing model. The Company will amortize the fair market value of the warrants through August 2008, the date of maturity. Warrant amortization expense was $0.4 million and is included in interest expense in the consolidated statement of operations for the year ended December 31, 2005.

        The Company has determined that there is a beneficial conversion feature to the senior secured convertible debentures issued in the August Financing of $3.0 million. Because such senior secured convertible debentures are immediately convertible, the entire amount of the beneficial conversion feature was charged to interest expense in the consolidated statement of operations for the year ended December 31, 2005.

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        The carrying value of the senior secured convertible debentures is as follows at December 31, 2005:

                                                                                            DECEMBER 31,
                                                                                                2005
                                                                                                ----
        Principal amount of senior secured convertible debentures.....................     $   10,500,000
        Less: fair value of warrants, net of amortization $355,936....................         (2,675,811)
                                                                                           --------------
            Balance at December 31, 2005, including current portion of $1,706,033.....     $    7,824,189
                                                                                           ==============

        The Company entered into a cash collateral agreement with the lenders and Wachovia National Bank, National Association, as collateral agent, pursuant to which the Company deposited with the collateral agent the sum of $1.5 million. This amount is equivalent to two years' of interest on the senior secured convertible debentures issued in the August Financing and secures the Company's obligations to pay such interest to the holders of such debentures. Interest is payable in cash starting on the last day of each quarter beginning August 31, 2005 at a fixed rate of 8% per annum. However, if certain milestones as defined in the agreement are not met, the interest rate may be adjusted. Interest expense for the year ended December 31, 2005 is approximately $0.3 million and is included in interest expense in the consolidated statements of operations. The Company is required to make equal quarterly principal payments of 11.11% beginning August 31, 2006.

        The Company's Vyteris, Inc. subsidiary executed a security agreement in favor of the lenders, which provides the recipients with a first priority interest in substantially all of its assets. Simultaneously, Vyteris, Inc. issued to the lenders a guaranty of Vyteris Holdings' obligations under the senior secured convertible debentures. The subsidiary guaranty is a guaranty of payment and performance and not of collection. The documentation provides that the obligations of Vyteris, Inc. under the subsidiary guaranty are primary, absolute and unconditional. STSG has agreed to guarantee to the lenders the principal and interest payments under the secured debentures should Vyteris Holdings not consummate an offering of equity securities, which results in net proceeds to the Company of $15.0 million or more within the six months following the closing of the August 2005 Transaction. No such offering occurred.

        The Company has the right, exercisable at any time after the 30th day following October 12, 2005, which was the effective date of the first registration statement with respect to the shares of Company common stock underlying the senior secured convertible debentures and warrants initially issued in the August 2005 Transaction, to force conversion of the convertible debentures provided certain milestones are met. If the Company performs a forced conversion prior to the 18th month anniversary of the initial closing, it is required to pay the holders of the convertible debentures all accrued and unpaid interest on the principal debenture amount, through the date of the forced conversion. If the forced conversion should occur on or after the 18th month anniversary of the initial closing, the Company is required to pay the holders of the convertible debt accrued and unpaid interest through the maturity date of the convertible debentures.

        The Company is required to pay to each holder of the senior secured convertible debentures, in cash, on the last day of each quarter, 11.11% of the original principal amount of the senior secured convertible debentures, plus unpaid accrued interest thereon, with the first such principal payment date occurring on August 31, 2006. The Company may elect to pay all or a portion of a principal payment in shares of common stock if certain milestones as defined in the agreement are met. If the Company elects to issue shares of common stock in lieu of cash, it must deliver to the holder such number of shares of common stock equal to the amount of principal and interest accrued and payable with respect to the senior secured convertible debentures as of such principal payment date, divided by 93% of the "current price," as defined, in effect on such date.

        The schedule of principal payments is as follows:


                  2006..........................    $   2,333,100
                  2007..........................        4,666,200
                  2008..........................        3,500,700
                                                    -------------
                      Total.....................    $  10,500,000
                                                    =============

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        AUGUST 2005 TRANSACTION

        On August 19, 2005, the Company consummated the August 2005 Transaction by issuing senior secured convertible debentures with an aggregate principal amount of $10.0 million and warrants to purchase 2,083,332 shares of the Company's common stock, the Company refers to these warrants as the August Warrants. The August Warrants have a term of 7 years from the date of issuance and have an exercise price of $2.88 per common share. The $10.0 million aggregate principal amount of senior secured convertible debentures issued in the August 2005 Transaction includes $1.0 million that was loaned to Vyteris Holdings on August 2, 2005 on a bridge basis by Qubit Holdings LLC, or Qubit, an entity owned by certain trusts established for the benefit of the children of the Company's controlling stockholder, Kevin Kimberlin. In connection with the issuance of the senior secured convertible debentures, the Company issued warrants to purchase a total of 2,083,332 shares of the Company's common stock at an exercise price of $2.88 per share. The warrants have a term of 7 years from the date of issuance and are immediately exercisable at the election of the holders thereof.

        DECEMBER 2005 TRANSACTION

        The lenders in the August Financing were each granted an option to purchase in the future an additional senior secured convertible debenture with principal equal up to 50% of the original principal amount of such lender's initial senior secured convertible debenture, with an additional warrant equal to 50% of the original warrant amount. On December 23, 2005, Qubit Holdings LLC, an investor in the August Financing, exercised its option to purchase an aggregate of $0.5 million principal amount of senior secured convertible debentures. Upon exercise of this optional debenture, Qubit also received warrants to purchase 159,840 shares of the Company's common stock at an exercise price of $1.88, representing 50% of the number of shares of the Company's common stock issuable upon conversion of the secured debentures.

11.     RELATED PARTY TRANSACTIONS

        In addition to the Promissory Notes transaction described in Note 6, the Recapitalization Transaction described in Note 7, the Working Capital Facility described in Note 8, the August Financing in Note 10 and the non-cancelable operating sublease with Becton Dickinson described in Note 13, the Company had the following related party transactions:

        o At December 31, 2005 and 2004, approximately $61,000 is included in due to related party in the accompanying consolidated balance sheets for amounts owed to Spencer Trask and Spencer Trask Ventures, Inc. for certain expenses paid on behalf of the Company.

        o During December 2001, $10,000 of Spencer Trask's funds were deposited in the Company's bank account in error by the Company's bank. Therefore, at December 31, 2004 and 2005, $10,000 is included in due to related party in the accompanying consolidated balance sheets.

        o At December 31, 2004, approximately $30,000 is included in accounts payable in the accompanying consolidated balance sheets for amounts owed to a related party for operating facility expenses.

        o During each of the years ended December 31, 2005 and 2004, the Company made minimum lease payments of approximately $0.3 million and $0.2 million, respectively, under a non-cancelable operating sublease with a related party for office and facility space.

        o On February 4, 2005, the Company announced the appointment of Patrick G. LePore to its Board of Directors. As of December 31, 2005, the Company recorded approximately $36,000 in accrued expenses and other liabilities in the accompanying consolidated balance sheet for consulting services provided by Mr. LePore. Effective November 1, 2005, Mr. LePore resigned from the Board of Directors for personal reasons.

        o On April 26, 2005, the Company announced the appointment of Russell O. Potts, Ph.D. to its Board of Directors. Dr. Potts is a member of our Scientific Advisory Board and has served the Company as an independent consultant in drug delivery, glucose monitoring and medical devices since April 2003. During the year ended December 31, 2005, we have paid Dr. Potts approximately $10,000 for consulting services provided by Dr. Potts.

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

12.     INCOME TAXES

        The Company has available for federal income tax purposes net operating loss carryforwards, subject to review by the Internal Revenue Service, aggregating approximately $80.3 million and expiring from 2020 to 2025. The difference between the deficit accumulated for financial reporting purposes and the net operating loss carryforwards for income tax purposes is primarily due to differences in accounting and tax bases of certain assets resulting from the Transaction Agreement.

        Utilization of net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code occurred as a result of the Merger, as the ultimate realization of such net operating losses is uncertain. The effect of the ownership change could create an imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change.

        Except as described below, the Company has not recorded a provision for or benefit from income taxes in the accompanying consolidated financial statements due to recurring losses and the uncertainty of the future recoverability of its deferred tax assets. Accordingly, the Company has provided a full valuation allowance against its federal deferred tax assets of approximately $34.4 million and $24.4 million at December 31, 2005 and 2004, respectively. The deferred tax assets are principally due to net operating loss carryforwards.

        Significant components of the Company's deferred tax assets at December 31, 2005 and 2004 are as follows:

                                                                                           DECEMBER 31,
                                                                                           ------------
                                                                                      2005            2004
                                                                                  -------------   -------------
        Deferred tax assets:
            Net operating tax loss carryforwards................................  $  24,312,000   $  19,042,500
            Research and development tax credits................................      1,425,000       1,213,000
            Amortization of loan discount and accrued interest, related party...      2,485,000       1,846,000
            Beneficial warrant conversion.......................................      2,143,000         959,000
            Fixed asset depreciation............................................      1,691,000         859,800
            Inventory reserves                                                          989,000              --
            Allowance for asset impairments                                             852,000              --
            Other...............................................................        478,000         436,200
                                                                                  -------------   -------------
               Total deferred tax asset.........................................     34,375,000      24,356,500
            Less valuation allowance............................................    (34,375,000)    (24,356,500)
                                                                                  -------------   -------------
               Net deferred tax asset...........................................  $          --   $          --
                                                                                  =============   =============

        During 2005, 2004 and 2003, the Company recognized a benefit from state income taxes of approximately $0.3 million, $0.3 million and $0.2 million, respectively, related to the sale of approximately $3.6 million, $4.2 million and $3.0 million, respectively, of state net operating loss carryforwards.

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        A reconciliation of the statutory tax rates for the years ended December 31, 2005, 2004 and 2003 is as follows:

                                                                          DECEMBER 31,
                                                                          ------------
                                                                2005         2004          2003
                                                             -----------  -----------  -----------
          Statutory rate..................................         (34)%        (34)%        (34)%
          State income tax................................          (6)%         (7)%         (8)%
          Research and development credits................          (1)%         (2)%         (2)%
          Change in valuation allowance and other items...          40%          42%          42%
                                                             -----------  -----------  -----------
             Benefit for income tax.......................          (1)%         (1)%         (2)%
                                                             ===========  ===========  ===========

13.     COMMITMENTS AND CONTINGENCIES

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

     UNIVERSITY RESEARCH AGREEMENTS

        During 2003, the Company funded two separate University research programs. The first aimed to advance the iontophoretic delivery of drugs through the skin. The second targeted the delivery of therapeutic drugs for a specific condition. The cost of the research programs was approximately $57,000 in 2005 and $0.2 million in 2004 and 2003, and is included in research and development expense in the accompanying consolidated financial statements.

     LEASES

        At December 31, 2005, the minimum lease payments under capital lease obligations and non-cancelable operating subleases for office and facility space are as follows:

                                                                               CAPITAL
                                                                                LEASE        OPERATING
                                                                             OBLIGATIONS      LEASE (1)
                                                                            -----------------------------
     Years ended December 31,
          2006.............................................................  $    45,442    $    471,355
          2007.............................................................       35,538         267,414
          2008.............................................................       23,692         277,367
          2009.............................................................            -         287,616
          2010.............................................................            -         321,620
          Thereafter.......................................................            -       1,540,275
                                                                            -----------------------------
          Total minimum lease payments.....................................      104,672    $  3,165,647
                                                                                           ==============
          Less amounts representing interest (interest imputed
                using rates from 7.4%-13.8%)...............................       19,444
                                                                            --------------
          Present value of minimum capital lease payments..................       85,228
          Less current portion of capital lease obligation.................       33,061
                                                                            --------------
          Capital lease obligation, less current portion...................  $    52,167
                                                                            ==============

(1) Includes minimum lease payments of $0.2 million in 2006 under a non-cancelable operating sublease with Becton Dickinson for office and facility space.

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        Rent expense recorded in the accompanying consolidated statements of operations was approximately $0.6, $0.3 and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

14.     STOCK COMPENSATION PLANS

     STOCK OPTION PLAN

        In March 2001, the Board of Directors and stockholders of Vyteris, Inc. approved the adoption of the Vyteris, Inc. Stock Option Plan (the "Vyteris, Inc. Stock Option Plan"). A condition of the Merger was the adoption of a stock option plan which substantially mirrors the Vyteris, Inc. Stock Option Plan. In April 2005 the Board of Directors and stockholders of the Company approved such a plan (the "2005 Stock Option Plan"). Under the 2005 Stock Option Plan, incentive stock options and non-qualified stock options to purchase shares of the Company's common stock may be granted to directors, officers, employees and consultants. At adoption a total of 2,901,902 shares of the Company's common stock were available for issuance pursuant to the 2005 Stock Option Plan. Pursuant to the Merger Agreement, the Company was required to grant and did grant stock options covering 1,578,336 shares of common stock to former holders of Vyteris, Inc. stock options issued under the Vyteris, Inc. Stock Option Plan. In December 2005 the 2005 Stock Option Plan was amended to increase the number of shares available for issuance by 2,000,000 for a total of 4,901,902 shares available for issuance pursuant to the 2005 Stock Option Plan.

        Options granted under the 2005 Stock Option Plan vest as determined by the Compensation Committee of the Board of Directors (the "Compensation Committee") and terminate after the earliest of the following events: expiration of the option as provided in the option agreement, termination of the employee, or ten years from the date of grant (five years from the date of grant for incentive options granted to an employee who owns more than 10% of the total combined voting power of all classes of the Company stock at the date of grant). Granted stock options are immediately exercisable into restricted shares of common stock, which vest in accordance with the original terms of the related options. If an optionee's status as an employee or consultant changes due to termination, the Company has the right to purchase from the optionee all unvested shares at the original option exercise price. In general, the vesting period is 33% per annum over a three-year period.

        The option price of each share of common stock shall be determined by the Compensation Committee, provided that with respect to incentive stock options, the option price per share shall in all cases be equal to or greater than 100% of the fair value of a share of common stock on the date of the grant, except an incentive option granted under the 2005 Stock Option Plan to a shareholder that at any time an option is granted owns more than 10% of the total combined voting power of all classes of the Company stock, shall have an exercise price of not less than 110% of the fair value of a share of common stock on the date of grant. No participant may be granted incentive stock options, which would result in shares with an aggregate fair value of more than $100,000 first becoming exercisable in one calendar year.

        Stock option transactions for the years ended December 31, 2005, 2004 and 2003 under all plans are as follows:

                                                             NUMBER OF    EXERCISE PRICE PER   WEIGHTED AVERAGE
                                                              SHARES            SHARE           EXERCISE PRICE
                                                           ------------   ------------------  ------------------
        Outstanding at January 1, 2003................          80,850      $ 1.43  -  9.50         $   7.00

        Granted.......................................         109,935        1.90  -  1.90             1.90
        Exercised ....................................               -                    -                -
        Cancelled.....................................          (2,776)       1.43  -  9.50             3.20
                                                           -----------
        Outstanding at December 31, 2003..............         188,009        1.43  -  9.50             4.10

        Granted.......................................         635,202        1.90  -  1.90             1.90
        Exercised ....................................         (20,807)       1.43  -  1.90             1.60
        Cancelled.....................................         (89,273)       1.43  -  9.50             7.00
                                                           -----------
        Outstanding at December 31, 2004..............         713,131        1.43  - $1.90             1.90
        Granted.......................................       2,003,757        1.60  -  3.04             2.97
        Exercised ....................................               -                    -                -
        Cancelled.....................................        (212,855)       1.91  -  3.04             2.68
                                                           -----------
        Outstanding at December 31, 2005..............       2,504,033        $1.43 - $3.04         $   2.65
                                                           ===========

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        During 2004, a total, after giving effect to the Merger, of 53,598 of the cancelled stock options were reissued with an exercise price of $1.90. In accordance with APB No. 25 and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, the reissued options are accounted for as a direct re-pricing, which requires the Company to re-measure the option value until the option is exercised, expired or forfeited. During 2004, the Company re-measured the option value of the re-priced stock options and recognized compensation (income) expense of approximately ($79,000) and $18,600 in the consolidated statement of operations for the years ended December 31, 2005 and 2004, respectively.

        The following table summarizes information about stock options outstanding at December 31, 2005:

                                                           OPTIONS OUTSTANDING AT                  OPTIONS EXERCISABLE AT
                                                              DECEMBER 31, 2005                       DECEMBER 31,2005
                                               -----------------------------------------------   -------------------------
                                                               WEIGHTED      WEIGHTED AVERAGE                    WEIGHTED
                                                                AVERAGE         REMAINING                        AVERAGE
                                                NUMBER OF      EXERCISE      CONTRACTUAL LIFE      NUMBER OF     EXERCISE
        EXERCISE PRICE                           SHARES          PRICE            (YEARS)           SHARES         PRICE
        ---------------                        ------------   -----------   ------------------   ------------   ----------
        $ 1.43..............................         9,913      $  1.43             5.3                9,913      $  1.43
        $ 1.60..............................        57,500         1.60             9.9                    -            -
        $ 1.91..............................       639,464         1.91             7.8              566,628         1.91
        $ 2.40..............................        86,000         2.40             9.6               86,000         2.40
        $ 3.04..............................     1,711,156         3.04             9.0            1,173,598         3.04
                                                ----------                                        ----------
          Total.............................     2,504,033      $  2.69             8.7            1,836,139      $  2.65
                                                ==========                                        ==========

        Stock options available for grant under the Option Plan covered a total of 2,397,869 shares of common stock at December 31, 2005.

        On December 19, 2005, the Company entered into an employment agreement with Timothy McIntyre, pursuant to which, commencing on January 1, 2006, Mr. McIntyre will serve as the President and CEO of the Company. In connection with his employment agreement, Mr. McIntyre was granted, effective January 1, 2006, options covering up to 1,750,000 shares of Company common stock, pursuant to the 2005 Stock Option Plan, with vesting upon the achievement of milestones.

        OUTSIDE DIRECTORS' STOCK INCENTIVE PLAN

        In November 2005 the Company's Board of Directors approved the adoption of the Outside Director Stock Incentive Plan (the "Directors' Incentive Plan"). The purpose of the Directors' Incentive Plan is to attract qualified candidates to accept positions of responsibility as outside directors with the Company. The Company has reserved an aggregate of 500,000 common shares for issuance pursuant to the Directors' Incentive Plan. Under the Directors' Incentive Plan each director who is not and has not been an employee of the Company for a period of twelve months prior to appointment as a director (an "Outside Director") is entitled to receive a stock award equal to $1,500 in value for each qualified meeting, as defined in the Directors' Incentive Plan, attended. The stock award is payable in stock, or in a combination of stock and cash with the cash component capped at a maximum of 40% of the value of the stock award. In addition, each Outside Director shall receive an annual option grant to purchase 10,000 shares of the Company's common stock. As of December 31, 2005, the Company did not issue to its Board of Directors common shares under the Directors' Incentive Plan

15.     EMPLOYMENT BENEFIT PLAN

        During December 2000, the Company's Board of Directors adopted a 401(k) plan (the "Plan"), effective January 1, 2001 that covers substantially all employees. The Company expensed approximately $140,000, $115,000 and $80,000 in contributions to the Plan for the years ended December 31, 2005, 2004 and 2003, respectively; no contributions were made to the Plan prior to 2001.

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

16.     MATERIAL AGREEMENTS

        The Company entered into a license, development and supply agreement with B. Braun, on September 20, 2002 and an amendment to that agreement on March 7, 2006 for the LidoSite product. The Company refers to this agreement, as amended, as the B. Braun Agreement. B. Braun is responsible for the cost of marketing and selling the LidoSite product and the Company is responsible for the costs of manufacturing the LidoSite product. The first contract year under the B. Braun Agreement shall be the calendar year 2006.

        Under the B. Braun Agreement, B. Braun has minimum purchase requirements as follows:

        o       2006 - no minimum purchase requirement
        o       2007 - 636,000 LidoSite patches
        o       2008 - 1,140,000 LidoSite patches
        o       2009 - 1,995,000 LidoSite patches
        o       2010 - 2,992,500 LidoSite patches

        B. Braun has exclusive marketing rights in all markets except for the U.S. physicians' office and Japanese markets. B. Braun is obligated to pay us 60% of B. Braun's net selling price for the LidoSite product in years 1 through 3 of the agreement, and 50% of the net selling price thereafter. Such payments are to be made on a calendar quarterly basis and are to be made within 45 days following the close of each calendar quarter. The Company is obligated to sell the controller units to B. Braun at the lesser of $30.00 or at the price at which it purchases the controllers from a third party, except for 2006, during which it will sell the controller units to B. Braun at $50.00 per unit. B. Braun is obligated to provide the Company with a binding, quarterly purchase order for the LidoSite patch and LidoSite controller at least 60 days in advance of the commencement of the quarter, together with a rolling forecast of orders of the succeeding two quarters. B. Braun is obligated to purchase at least 75% of the quantity of products set forth in the rolling forecast for the succeeding quarter.

        The B. Braun Agreement is terminable upon a failure by the Company or B. Braun to comply with or perform any material provisions of the agreement. Upon termination, B. Braun will have the right to continue to purchase LidoSite patches and controllers for sale to those customers to whom B. Braun had contractual commitments. If the contract is terminated due to the Company's failure to comply with contractual terms, then it is obligated to transfer and assign our rights in the regulatory approvals received from the FDA to B. Braun.
B. Braun's license will become perpetual and B. Braun will acquire the right to manufacture or have manufactured the LidoSite patches and controllers.

        In September 2004, the Company entered into a license and development agreement for an infertility product with Ferring Pharmaceuticals, Inc. ("Ferring"), a leading pharmaceutical company in women's health. The Company and Ferring will jointly develop the infertility product, the Company will be responsible for manufacturing the product, and Ferring will be responsible for the marketing and sales of the product. The agreement provides for Ferring and the Company to share development costs, for Ferring to fund the clinical trials and regulatory filings, for Ferring to make payments to the Company upon the Company's reaching certain milestones, for Ferring to pay a royalty on sales of this infertility product, and for the payment of a transfer price by Ferring to the Company upon shipments of the infertility product by the Company to Ferring. The current projected development timeline is that a New Drug Application for the product will be submitted to the Federal Drug Administration in 2009. The revenues to be earned by the Company from sales of this product are a function of the selling price, the gross sales made in each year by Ferring, the number of units sold, and the contract year.

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

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

        On December 19, 2005, the Company entered into an employment agreement with Timothy McIntyre, pursuant to which, commencing on January 1, 2006, Mr. McIntyre will serve as the President and CEO of the Company. Mr. McIntyre's employment agreement is for a term of two years, with one year automatic renewals, subject to early termination by either the Company or Mr. McIntyre. Mr. McIntyre's salary for 2006 will be $350,000. Mr. McIntyre is eligible for a discretionary bonus, targeted at 50% of his base salary, based on milestone achievement. Mr. McIntyre is also entitled to a signing bonus of $150,000, payable in four equal installments on January 1 and July 1, 2006 and January 1 and July 1, 2007. Mr. McIntyre is entitled to 12 months severance if his employment is terminated by the Company without cause or by Mr. McIntyre with good reason, in each case as those terms are defined in his employment agreement. Mr. McIntyre is subject to a non-compete and non-solicitation agreement, contained in his employment agreement, running for a period of 12 months following the termination of his employment. Severance and certain portions of Mr. McIntyre's compensation have been guaranteed by Spencer Trask Specialty Group, the Company's largest stockholder, pursuant to a separate guarantee agreement between Spencer Trask Specialty Group and Mr. McIntyre.

        In connection with his employment agreement, Mr. McIntyre was granted options covering up to 1,750,000 shares of Company common stock, pursuant to the Company's 2005 Stock Option Plan, with vesting upon the achievement of milestones. The Board of Directors of the Company has approved an increase in the size of the Plan of 2,000,000, in part to accommodate the grant to Mr. McIntyre.

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

        o issued 4,206,792 shares of common stock upon consummation of the September Private Placement (see Note 6);

        o issued 3,560,453 shares of common stock upon conversion of the December Notes (see Note 8); and

        o issued 419,000 shares of common stock as consideration for the Working Capital Commitment (see Note 12).

        The terms of the Merger called for each share of common stock to be exchanged for 0.419 shares of common stock; as a result, the holders of common stock were entitled to receive 18,952,646 shares of common stock (see Note 1).

        At the Merger date, September 29, 2004, there were 341,212 shares of Treasure Mountain Holdings, Inc. common stock outstanding.

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

18.     LOSS PER SHARE

        The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share after giving effect to the Merger.

                                                                        YEARS ENDED DECEMBER 31,
                                                                        ------------------------
                                                                   2005           2004            2003
                                                              -------------   -------------   -------------
        Numerator:
           Net loss.........................................  $ (25,260,869)  $ (22,566,644)  $ (12,532,577)
        Denominator:
           Weighted average shares..........................     19,293,858      10,319,226         759,429
                                                              -------------   -------------   -------------
        Basic and diluted net loss per share................  $       (1.31)  $       (2.19)  $      (16.50)
                                                              =============   =============   =============


        The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period.

                                                                              DECEMBER 31,
                                                                              ------------
                                                                   2005           2004            2003
                                                              -------------   -------------   -------------
        Convertible preferred stock.........................      1,047,500         785,625         349,167
        Convertible debt....................................      4,485,847               -       2,184,038
        Warrants............................................      7,989,169       5,210,000         873,615
        Options.............................................      2,504,033         714,277         188,009
        B. Braun purchase right.............................              -          38,797          38,797
                                                              -------------   -------------   -------------
            Total...........................................     16,026,549       6,748,699       3,633,626
                                                              =============   =============   =============

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

19.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                           QUARTERS ENDED
                                                      ---------------------------------------------------------
                                                        DEC. 31,       SEPT. 30,      JUNE 30,      MARCH. 31
                                                          2005           2005           2005          2005
                                                      ------------   ------------   ------------   ------------
Product sales...................................      $      1,318   $        734   $     28,946   $    284,499
Product development revenue.....................           557,193        254,268        376,633        219,789
Other revenue...................................            93,970        313,690        64,102          13,864
                                                      ------------   ------------   ------------   ------------
   Total Revenue................................           652,481        568,692        469,681        518,152

Cost of sales                                              389,586      1,239,588      1,194,478        584,050
Research and development .......................         2,905,577      2,746,186      1,825,600      1,445,237
General and administrative......................         1,196,163      1,546,318      1,448,316      1,529,440
Impairment of fixed assets......................         2,134,308              -              -              -
Registration rights penalty.....................            64,155        130,942        658,000        767,667
                                                      ------------   ------------   ------------   ------------
    Total costs and expenses....................         6,689,789      5,663,034      5,126,394      4,326,394

Interest income ................................           (26,629)       (22,739)        (5,363)       (19,818)
Interest expense to related parties.............           461,292        777,238        514,266        468,911
Interest expense................................           665,729      3,142,128            411            560
                                                      ------------   ------------   ------------   ------------
  Loss before benefit from state taxes..........       (7,137,700)     (8,990,969)    (5,166,027)    (4,257,895)
Benefit from state taxes........................         (291,722)              -              -              -
                                                      ------------   ------------   ------------   ------------
  Net loss......................................      $ (6,845,978)  $ (8,990,969)  $ (5,166,027)  $ (4,257,895)
                                                      ============   ============   ============   ============

Net loss per common share:
  Basic and diluted.............................      $      (0.35)  $      (0.47)  $      (0.27)  $      (0.22)
                                                      ============   ============   ============   ============

Weighted average number of shares:
  Basic and diluted.............................        19,293,858     19,293,858     19,293,858    19,293,858


                                                                           QUARTERS ENDED
                                                      ---------------------------------------------------------
                                                        DEC. 31,       SEPT. 30,      JUNE 30,      MARCH. 31
                                                          2004           2004           2004          2004
                                                      ------------   ------------   ------------   ------------
Product development revenue.....................      $    138,457   $          -   $          -   $          -
Other revenue...................................            11,365         32,500         60,000              -
                                                      ------------   ------------   ------------   -------------
   Total Revenue................................           149,822         32,500         60,000              -

Research and development .......................         2,910,760      3,310,850      2,841,571      2,392,125
General and administrative......................         1,090,216      1,492,087        714,168        773,367
                                                      ------------   ------------   ------------   ------------
    Total operating expenses....................         4,000,976      4,802,937      3,555,739      3,165,492

Interest income ................................           (30,693)        (1,992)        (4,667)        (1,096)
Interest expense to related parties.............           468,749        111,106         75,958        600,234
Interest expense................................               745      4,431,554      1,970,705          1,252
                                                      ------------   ------------   ------------   ------------
  Loss before benefit from state taxes..........        (4,289,955)    (9,311,105)    (5,537,735)    (3,765,882)
Benefit from state taxes........................          (338,033)             -              -              -
                                                      ------------   ------------   ------------   ------------
  Net loss......................................      $ (3,951,922)  $ (9,311,105)  $ (5,537,735)  $ (3,765,882)
                                                      ============   ============   ============   ============

Net loss per common share:
  Basic and diluted.............................      $      (0.20)  $      (0.88)  $      (0.53)  $      (4.35)
                                                      ============   ============   ============   ============

Weighted average number of shares:
  Basic and diluted.............................        19,293,858     10,607,658     10,401,781        865,330

20.     SUBSEQUENT EVENTS

        On January 31, 2006, STSG provided the Company with a $0.3 million loan in the form of 10.0% Subordinated Convertible Unsecured Promissory Note (the "January 31, 2006 Promissory Note"). Pursuant to the terms of the January 31, 2006 Promissory Note, amounts must be repaid on or before December 1, 2008. At any time prior to maturity date, STSG shall have the option to convert the entire January 31, 2006 Promissory Note and interest accrued into shares of the Company's common stock at a conversion price of $2.40 per share. In connection with the January 31, 2006 Promissory Note, the Company issued warrants to STSG that are exercisable into a maximum of 52,083 shares, in the aggregate, of the Company's common stock at an exercise price of $2.88 per share.

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        In February and March 2006, STSG provided the Company with a total of $1.5 million in loans in the form of Subordinated Convertible Unsecured Promissory Notes (the "2006 Promissory Notes"). The 2006 Promissory Notes: (i) mature on December 1, 2008; (ii) bear interest at a rate equal to 10% per annum payable in cash on a semi-annual basis; (iii) are convertible into shares of common stock at a conversion price of $2.40 per share; (iv) are convertible into the Company's next private financing of equity or debt securities and (v) have piggy-back registration rights. As an inducement to STSG to make these loans the Company entered into a letter agreement with STSG pursuant to which the Company agreed to use its best efforts to take all necessary and appropriate action to amend its articles of incorporation to reduce the conversion price of its Series B Convertible Preferred Stock (of which STSG is the principal holder) from $7.16 per share to $1.00 under certain conditions.

        In addition on January 31, 2006, the Company announced a 33 percent reduction in the Company's workforce. The workforce reduction is intended to optimize the Company's resources to meet its immediate commercial opportunities. It is also reflective of the Company's current inventory level of its LidoSite product. At present, Vyteris has enough LidoSite product in inventory to satisfy anticipated demand through December 2006. In connection with this reduction, the Company will record approximately $0.1 million for severance in the first six months of 2006.

        Subsequent to December 31, 2005, the Company and B. Braun amended B. Braun's right to be its exclusive worldwide sales and marketing distributor for its LidoSite product by granting back to the Company the sales and marketing distribution rights to the U.S. physician office market and the Japanese market. At the present time the Company has no planned sales and marketing activities in these markets.

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

ITEM 8A.  CONTROLS AND PROCEDURES.

        We carried out an evaluation required by the Securities Exchange Act of 1934, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and principal accounting officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports.

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

ITEM 8B.  OTHER INFORMATION.

        None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        Information with respect to our executive officers and directors and with respect to Item 405 disclosure of delinquent Form 3, 4 or 5 filers will be contained in the Definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders; said information is incorporated herein by reference.

        The Company has adopted a code of ethics entitled "Code of Ethics for the Senior Financial Officers, Executive Officers and Directors of Treasure Mountain Holdings, Inc." A copy is available to any person without charge upon written request to:

        Vyteris, Inc.
        Attention: Investor Relations
        13-01 Pollitt Drive
        Fair Lawn, New Jersey 07430

ITEM 10. EXECUTIVE COMPENSATION.

        A description of the compensation of our executive officers will be contained in the Definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders; said information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        A description of the security ownership of certain beneficial owners and management will be contained in the Definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders; said information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        A description of certain relationships and related transactions with management will be contained in the Definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders; said information is incorporated herein by reference.

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

5.1 Opinion of Hale Lane Peek Dennison and Howard is incorporated by reference to Exhibit 5.1 to Vyteris Holdings (Nevada) Inc.'s Registration Statement on Form SB-2 (333-120411) filed September 30, 2005.

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

10.17 Lease, dated December 14, 2004, between CK Bergen Holdings, L.L.C. and Vyteris, Inc. is incorporated by reference to Exhibit 10.17 of the Registrants' Annual Report on Form 10-KSB for the year ended December 31, 2004.

10.18 Employment Agreement between Vyteris and C. Gregory Arnold is incorporated by reference to Exhibit 10.18 of Amendment No.4 to the Registration Statement on Form SB-2 (333-1204110) filed on April 15, 2005.

10.19 Vyteris (Holdings) Nevada, Inc. 2005 Stock Options Plan is incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated April 26, 2005.

10.23 11.5% Senior Secured Note issued to Spencer Trask Specialty Group, LLC on May 27, 2005 is incorporated by reference to Exhibit 10.23 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.24 11.5% Senior Secured Note issued to Spencer Trask Private Equity Fund I, LP on May 27, 2005 is incorporated by reference to Exhibit 10.24 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.25 11.5% Senior Secured Note issued to Spencer Trask Private Equity Fund II, LP on May 27, 2005 is incorporated by reference to Exhibit 10.25 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.26 11.5% Senior Secured Note issued to Spencer Trask Private Accredited Equity Fund III, LLC on May 27, 2005 is incorporated by reference to
          Exhibit 10.26 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.27 11.5% Senior Secured Note issued to Spencer Trask Illumination Fund LLC on May 27, 2005 is incorporated by reference to Exhibit 10.27 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.28 11.5% Senior Secured Note issued to Spencer Trask Specialty Group, LLC on June 2, 2005 is incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.29 11.5% Senior Secured Note issued to Spencer Trask Private Equity Fund I, LP on June 2, 2005 is incorporated by reference to Exhibit 10.29 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.30 11.5% Senior Secured Note issued to Spencer Trask Private Equity Fund II, LP on June 2, 2005 is incorporated by reference to Exhibit 10.30 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.31 11.5% Senior Secured Note issued to Spencer Trask Private Accredited Equity Fund III LLC on June 2, 2005 is incorporated by reference to
          Exhibit 10.31 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.32 11.5% Senior Secured Note issued to Spencer Trask Illumination Fund LLC on June 2, 2005 is incorporated by reference to Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.33 11.5% Senior Secured Note issued to Spencer Trask Specialty Group, LLC on June 21, 2005 is incorporated by reference to Exhibit 10.33 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.34 11.5% Senior Secured Note issued to Spencer Trask Specialty Group, LLC on July 13, 2005. is incorporated by reference to Exhibit 10.34 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.35 11.5% Senior Secured Note issued to Spencer Trask Specialty Group, LLC on July 18, 2005. is incorporated by reference to Exhibit 10.35 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.36 Warrant Agreement issued to Spencer Trask Specialty Group, LLC on May 27, 2005 is incorporated by reference to Exhibit 10.36 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.37 Warrant Agreement issued to Spencer Trask Private Equity Fund I, LP on May 27, 2005. is incorporated by reference to Exhibit 10.37 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.38 Warrant Agreement issued to Spencer Trask Private Equity Fund II, LP on May 27, 2005. is incorporated by reference to Exhibit 10.38 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.39 Warrant Agreement issued to Spencer Trask Private Accredited Equity Fund III, LLC on May 27, 2005 is incorporated by reference to Exhibit
          10.39 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.40 Warrant Agreement issued to Spencer Trask Illumination Fund LLC on May 27, 2005 is incorporated by reference to Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.41 Warrant Agreement issued to Spencer Trask Specialty Group, LLC on June 2, 2005 is incorporated by reference to Exhibit 10.41 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.42 Warrant Agreement issued to Spencer Trask Private Equity Fund I, LP on June 2, 2005. is incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.43 Warrant Agreement issued to Spencer Trask Private Equity Fund II, LP on June 2, 2005. is incorporated by reference to Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.44 Warrant Agreement issued to Spencer Trask Private Accredited Equity Fund III LLC on June 2, 2005. is incorporated by reference to Exhibit
          10.44 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.45 Warrant Agreement issued to Spencer Trask Illumination Fund LLC on June 2, 2005. is incorporated by reference to Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.46 Warrant Agreement issued to Spencer Trask Specialty Group, LLC on June 21, 2005. is incorporated by reference to Exhibit 10.46 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.47 Warrant Agreement issued to Spencer Trask Specialty Group, LLC on July 13, 2005. is incorporated by reference to Exhibit 10.47 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.48 Warrant Agreement issued to Spencer Trask Specialty Group, LLC on July 18, 2005. is incorporated by reference to Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.49 Subscription Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated May 27, 2005. is incorporated by reference to Exhibit 10.49 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.50 Subscription Agreement between the Registrant and Spencer Trask Private Equity Fund I, LP, dated May 27, 2005 is incorporated by reference to Exhibit 10.50 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.51 Subscription Agreement between the Registrant and Spencer Trask Private Equity Fund II, LP, dated May 27, 2005 is incorporated by reference to Exhibit 10.51 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.52 Subscription Agreement between the Registrant and Spencer Trask Private Accredited Equity Fund III, LLC, dated May 27, 2005. is incorporated by reference to Exhibit 10.52 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005

10.53 Subscription Agreement between the Registrant and Spencer Trask Illumination Fund LLC, dated May 27, 2005 is incorporated by reference to Exhibit 10.53 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.54 Subscription Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated June 2, 2005 is incorporated by reference to Exhibit 10.54 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.55 Subscription Agreement between the Registrant and Spencer Trask Private Equity Fund I, LP, dated June 2, 2005. is incorporated by reference to Exhibit 10.55 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.56 Subscription Agreement between the Registrant and Spencer Trask Private Equity Fund II, LP, dated June 2, 2005. is incorporated by reference to Exhibit 10.56 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.57 Subscription Agreement between the Registrant and Spencer Trask Private Accredited Equity Fund III LLC, dated June 2, 2005. is incorporated by reference to Exhibit 10.57 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.58 Subscription Agreement between the Registrant and Spencer Trask Illumination Fund LLC, dated June 2, 2005 is incorporated by reference to Exhibit 10.58 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.59 Subscription Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated June 21, 2005 is incorporated by reference to Exhibit 10.59 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.60 Subscription Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated July 13, 2005. is incorporated by reference to Exhibit 10.60 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.61 Subscription Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated July 18, 2005. is incorporated by reference to Exhibit 10.61 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.62 Letter Agreement, dated as of August 2, 2005, between the Registrant and Spencer Trask Specialty Group, LLC is incorporated by reference to
          Exhibit 10.62 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.63 Letter Agreement, dated as of August 2, 2005, between the Registrant and Spencer Trask Ventures, Inc. is incorporated by reference to
          Exhibit 10.63 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.64 Letter Agreement, dated as of July 28, 2005, between the Registrant and Qubit Holdings, LLC is incorporated by reference to Exhibit 10.64 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005

10.65 Securities Purchase Agreement between the Registrant and the investors named therein, dated as of August 19, 2005 is incorporated by reference to Exhibit 10.65 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.66 Registration Rights Agreement between the Registrant and the investors named therein, dated as of August 19, 2005 is incorporated by reference to Exhibit 10.66 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.67 Security Agreement among the Registrant, Vyteris, Inc., Satellite Asset Management, L.P. and the lenders named therein, dated as of August 19, 2005 is incorporated by reference to Exhibit 10.67 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.68 Cash Collateral Agreement among the Registrant, the investors named therein and Wachovia Bank, National Association, dated as of August 19, 2005 is incorporated by reference to Exhibit 10.68 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.69 Subsidiary Guaranty given by Vyteris, Inc. to the investors named therein, dated as of August 19, 2005 is incorporated by reference to
          Exhibit 10.69 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.70 Form of Convertible Debenture issued pursuant to the Securities Purchase Agreement contained in Exhibit 10.65 is incorporated by reference to Exhibit 10.70 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.71 Form of Warrant issued pursuant to the Securities Purchase Agreement contained in Exhibit 10.65 is incorporated by reference to Exhibit
          10.71 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.72 11.5% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on January 31, 2006.

10.73 Note and Warrant Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated January 31, 2006.

10.74 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated January 31, 2006.

10.75 Warrant Agreement issued to Spencer Trask Specialty Group, LLC on January 31, 2006.

10.76 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on February 13, 2006.

10.77 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated February 13, 2006.

10.78 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated February 13, 2006.

10.79 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on February 16, 2006.

10.80 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated February 16, 2006.

10.81 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated February 16, 2006. 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on February 16, 2006.

10.82 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on March 20, 2006.

10.83 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated March 20, 2006.

10.84 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated March 20, 2006.

10.85 Separation Agreement between the Registrant and Michael McGuinness, dated March 16, 2006.

10.86 Separation Agreement between the Registrant and Vincent DeCaprio, dated December 27, 2005.

10.87 Employment Agreement, Stock Option Agreement between the Registrant and Timothy McIntyre, dated January 1, 2006. Guaranty between and Spencer Trask Specialty Group, LLC and Timothy McIntyre, dated January 1, 2006

10.88 Amendment to the Securities Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated March 29, 2006.

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

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(Y) Portions of this document have been omitted and filed separately with the SEC pursuant to a request for confidential treatment in accordance with Rule 406 of the Securities Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

          A description of the principal accounting fees and services will be contained in the Definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders; said information is incorporated herein by reference.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Vyteris Holdings (Nevada), Inc.


     March 30, 2006                           By: /s/ Timothy J. Mcintyre
                                                 -----------------------
                                                 Timothy J. McIntyre
                                                 Chief Executive Officer

          In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURE                                TITLE                            DATE

/S/ TIMOTHY J. MCINTYRE           President and Chief Executive Officer       March 30, 2006
--------------------------
    Timothy J. McIntyre                        and Director
                                      (Principal Executive Officer)

/S/ DONALD F. FARLEY                            Director                      March 30, 2006
--------------------------
    Donald F. Farley

/S/ DAVID DIGIACINTO                            Director                      March 30, 2006
--------------------------
    David DiGiacinto

/S/ RUSSELL O. POTTS                            Director                      March 30, 2006
--------------------------
    Russell O. Potts

/S/ MICHAEL MCGUINNESS                Principal Accounting Officer            March 30, 2006
--------------------------
    Michael McGuinness