Form 10QSB
period 2006-03-31
Vyteris Holdings (Nevada), Inc.
filed 2006-05-18
CIK 1139950

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2006


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

                               YES |X|    NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               YES | |    NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                       CLASS                            OUTSTANDING AT APRIL 30, 2006
      ----------------------------------------       ----------------------------------
        Common stock, par value $.001 share                      19,295,358

--------------------------------------------------------------------------------
Transitional Small Business Disclosure Format (Check one):   __Yes    X  No

--------------------------------------------------------------------------------

                         VYTERIS HOLDINGS (NEVADA), INC.

                                   FORM 10-QSB

                                      INDEX

                                                                                        Page No.
PART I       FINANCIAL INFORMATION

 Item 1.     Financial Statements:
             Condensed Consolidated Balance Sheets as of March 31, 2006 (Unaudited)
                and December 31, 2005                                                      3

             Unaudited Condensed Consolidated Statements of Operations for the
                Three Months ended March 31, 2006 and 2005                                 4

             Unaudited Condensed Consolidated Statements of Cash Flows for the
                Three Months ended March 31, 2006 and 2005                                 5

             Notes to Unaudited Condensed Consolidated Financial Statements                6

 Item 2.     Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                     20

 Item 3.     Controls and Procedures                                                      48

PART II      OTHER INFORMATION

 Item 1.     Legal Proceedings                                                            49

 Item 4.     Submission of Matters to a Vote of Security Holders                          50

 Item 6.     Exhibits and Reports on Form 8-K                                             50

Signature                                                                                 51


     Vyteris, Inc.(R) is our trademark. LidoSite(R) is a registered trademark which we use under license from B. Braun Medical, Inc., or B. Braun, the trademark's owner. All other trademarks, servicemarks or trade names referred to in this Quarterly Report on Form 10-QSB are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         VYTERIS HOLDINGS (NEVADA), INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              March 31,            December 31,
                                                                                                2006                  2005
                                                                                          -----------------     ----------------
ASSETS                                                                                       (Unaudited)
Current assets:
     Cash and cash equivalents........................................................    $         238,964     $        826,177
     Accounts receivable, net.........................................................              245,596               73,499
     Inventory, net...................................................................               13,923              114,320
     Prepaid expenses and other current assets........................................              322,253              534,265
     Restricted cash..................................................................            1,004,751              872,115
                                                                                          -----------------     ----------------
        Total current assets..........................................................            1,825,487            2,420,376

Restricted cash, less current portion.................................................              365,000              707,636
Property and equipment, net...........................................................            1,428,572            1,633,728
Deferred offering costs, net    ......................................................            1,257,495            1,376,023
Other assets..........................................................................               75,000               75,000
                                                                                          -----------------     ----------------
TOTAL ASSETS..........................................................................           $4,951,554         $  6,212,763
                                                                                          =================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Secured demand promissory notes due to a related party...........................    $       2,500,000     $      2,500,000
     Senior secured convertible debentures, net.......................................            2,872,583            1,706,033
     Accounts payable.................................................................            1,729,793            1,522,237
     Accrued registration rights penalty..............................................            1,684,919            1,620,764
     Accrued expenses and current portion of long term liabilities....................            1,483,542            1,393,326
                                                                                          -----------------     ----------------
        Total current liabilities.....................................................           10,270,837            8,742,360

Senior secured convertible debentures, net, less current portion......................            5,205,740            6,118,156
Subordinated convertible notes due to a related party, net ...........................            1,693,069                   --
Deferred revenue, less current portion................................................              536,471              560,831
Capital lease obligation, less current portion........................................               42,737               52,167
Preferred stock, 50,000,000 shares authorized, on March 31, 2006 and
        December 31, 2005:
     Series B convertible, mandatorily redeemable preferred stock; 7,500,000 shares issued and outstanding on March 31, 2006 and December 31, 2005; liquidation preference $8,400,000 and $8,250,000 at March 31, 2006 and December 31,
        2005, respectively............................................................            8,400,000            8,250,000
                                                                                          -----------------     ----------------
     Total liabilities................................................................           26,148,854           23,723,514

Stockholders' equity (deficit):
     Common stock, par value $.001 per share; 100,000,000 shares authorized,
        19,293,858 shares issued and outstanding at March 31, 2006 and
        December 31, 2005.............................................................               19,294               19,294
     Additional paid-in capital.......................................................           64,229,025           63,862,168
     Deferred compensation ...........................................................                   --              (88,943)
     Retained earnings (accumulated deficit)..........................................          (85,445,619)        (81,303,270)
                                                                                          -----------------     ----------------
Total stockholders' equity (deficit)..................................................          (21,197,300)         (17,510,751)
                                                                                          -----------------     ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)..................................    $       4,951,554     $      6,212,763
                                                                                          =================     ================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         VYTERIS HOLDINGS (NEVADA), INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three months ended
                                                                March 31,
                                                         2006               2005
                                                     ------------      ------------
 Revenues:
    Product sales ...............................    $     48,072      $    284,499
    Product development .........................         406,204           219,789
    Other revenue ...............................          57,100            13,864
                                                     ------------      ------------
      Total revenues ............................         511,376           518,152
                                                     ------------      ------------

Cost and expenses:
    Cost of sales ...............................         190,308           584,050
    Research and development ....................       1,876,011         1,445,237
    General and administrative ..................       1,548,118         1,529,440
    Registration rights penalty .................          64,155           767,667
                                                     ------------      ------------
     Total cost and expenses ....................       3,678,592         4,326,394
                                                     ------------      ------------

Net loss from operations ........................      (3,167,216)       (3,808,242)
                                                     ------------      ------------

Interest (income) expense:
    Interest income .............................         (16,962)          (19,818)
    Interest expense to related parties .........         382,963           468,911
    Interest expense ............................         609,132               560
                                                     ------------      ------------
      Interest expense, net .....................         975,133           449,653
                                                     ------------      ------------

   Net loss .....................................    $ (4,142,349)     $ (4,257,895)
                                                     ============      ============

Net loss per common share:
        Basic and diluted........................    $      (0.21)     $      (0.22)

Weighted average number of common shares:
        Basic and diluted........................      19,293,858        19,293,858




The accompanying notes are an integral part of these condensed consolidated financial statements.

                         VYTERIS HOLDINGS (NEVADA), INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                       Three months ended
                                                                                            March 31,
                                                                                      2006              2005
                                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..................................................................      $(4,142,349)      $(4,257,895)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ..........................................          200,096           113,549
   Amortization of deferred compensation ..................................               --            49,873
   Stock compensation .....................................................          191,133                --
   Amortization of financing costs for issuance of working capital facility               --           318,750
   Amortization of senior secured convertible debentures discount .........          254,133                --
   Amortization of offering costs on senior secured convertible debentures           118,528                --
   Amortization of unsecured convertible debentures discount ..............            5,336                --
   Accrued registration rights penalty ....................................           64,155           767,667
   Loss on disposal of fixed assets .......................................            7,287                --
   Inventory reserves .....................................................           90,000           425,998
   Warrants issued for working capital facility extension .................          202,400                --
   Deferred rent ..........................................................           22,703                --
Change in operating assets and liabilities:
    Accounts receivable ...................................................         (172,097)         (478,603)
    Inventory .............................................................           10,397        (1,595,572)
    Prepaid expenses and other assets .....................................          212,012           207,415
    Accounts payable ......................................................          207,556           636,639
    Accrued expenses and other liabilities ................................           21,633           114,374
    Interest payable to related parties ...................................          170,972           150,000
                                                                                 -----------       -----------
Net cash used in operating activities .....................................       (2,536,105)       (3,547,805)
                                                                                 -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Restricted cash ........................................................          210,000          (425,000)
   Purchase of equipment ..................................................           (2,227)         (611,708)
                                                                                 -----------       -----------
Net cash provided by (used in) investing activities .......................          207,773        (1,036,708)
                                                                                 -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Disbursements related to issuance costs of common stock and warrants ...               --          (178,774)
   Proceeds from issuance of unsecured promissory notes to related parties           250,000                --
   Proceeds from issuance of promissory note to related party .............        1,500,000                --
   Repayment of capital lease obligations and other .......................           (8,881)           (6,270)
                                                                                 -----------       -----------
Net cash provided by (used in) financing activities .......................        1,741,119          (185,044)
                                                                                 -----------       -----------

   Net decrease in cash and cash equivalents ..............................         (587,213)       (4,769,557)
   Cash and cash equivalents at beginning of the period ...................          826,177         6,438,737
                                                                                 -----------       -----------
   Cash and cash equivalents at end of the period .........................      $   238,964       $ 1,669,180
                                                                                 ===========       ===========

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

            Issuance of warrants in connection with issuance of subordinated
                convertible unsecured promissory note......................      $    62,267       $        --
            Interest paid..................................................          215,725               560




The accompanying notes are an integral part of these condensed consolidated financial statements.

                         VYTERIS HOLDINGS (NEVADA), INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
1. Organization and Basis of Presentation

     Business

     Vyteris Holdings (Nevada), Inc. (formerly Treasure Mountain Holdings, Inc.) was organized in Utah as Treasure Mountain Mining Company in 1954. The corporation engaged in the mining business for a period of time; but became relatively inactive. In 1997, the corporation's name was changed to Treasure Mountain Holdings, Inc., it was re-domiciled as a Nevada corporation and the Utah corporation was subsequently dissolved. In May 2005 the corporation's name was changed to Vyteris Holdings (Nevada), Inc.

     On September 29, 2004, Vyteris Holdings (Nevada), Inc. completed a business combination in which Vyteris, Inc. ("Vyteris"), a Delaware corporation, merged with a wholly-owned subsidiary of Vyteris Holdings (Nevada), Inc. (the "Merger"). After the Merger, the former stockholders of Vyteris owned 98.2% of the outstanding common stock of Vyteris Holdings (Nevada), Inc. As a result of the Merger, Vyteris became Vyteris Holdings (Nevada), Inc.'s wholly-owned subsidiary and the former stockholders of Vyteris became stockholders of Vyteris Holdings (Nevada), Inc. At the time of that business combination, Vyteris Holdings (Nevada), Inc. had no active business. As a result, Vyteris Holdings (Nevada), Inc.'s principal business after that business combination became the business in which Vyteris has been engaged since its formation in November 10, 2000. The terms "Treasure Mountain," "Vyteris Holdings" and the "Company" refer to each of Vyteris Holdings (Nevada), Inc., Vyteris, Inc. and the combined company.

     The accompanying condensed consolidated balance sheet as of March 31, 2006, and the condensed consolidated statements of operations for the three month periods ended March 31, 2006 and 2005, consolidate the historical financial statements of Vyteris Holdings with Vyteris after giving effect to the Merger where Vyteris is the accounting acquiror by recording the transaction as the issuance of Vyteris stock for the net monetary assets of Vyteris Holdings, accompanied by a recapitalization with no goodwill or other intangibles recorded. As a result of the Merger, although Vyteris Holdings is the parent company, the information included in these condensed consolidated financial statements relate to Vyteris as it is the accounting acquiror.

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

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the three-month period ending March 31, 2006, the Company financed its operations with a $0.3 million loan in the form of 10.0% Subordinated Convertible Unsecured Promissory Note and $1.5 million of Promissory Notes from Spencer Trask Specialty Group, LLP, or STSG (see Note 10). As discussed in Note 17, the Company received $1.8 million in financing in April and May 2006. Net proceeds from these financings have not provided sufficient funds for the Company's current operations. Subsequent financings will be required to fund the Company's operations. No assurance can be given that the Company will be successful in arranging the further financing needed to continue the execution of its business plan, which includes the development of new products. Failure to obtain such financing will require management to substantially curtail operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue in business as a going concern.

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. The condensed consolidated balance sheet as of December 31, 2005 has been derived from these audited consolidated financial statements. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

     Intercompany balances and transactions have been eliminated in consolidation.

2. Significant Accounting Policies

     Accounting Policies

     There have been no significant changes in the Company's accounting policies (as detailed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005) except for the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123R. The following significant accounting policies are included herein.

     Restricted cash

     As of March 31, 2006, the Company has $1.4 million of restricted cash, consisting of $1.0 million deposited in a cash collateral account to secure the payment of interest on the senior secured convertible debentures issued on August 19, 2005 and the optional debentures (see Note 9), and $0.4 million that guarantees issued letters of credit. As of December 31, 2005, the Company has $1.6 million of restricted cash, consisting of $1.2 million deposited in a cash collateral account to secure the payment of interest on the senior secured convertible debentures issued in the August Financing and the optional debentures, and $0.4 million that guarantees issued letters of credit. Approximately $0.2 million was released in the three months ended March 31, 2006 which was used to pay interest on the senior secured convertible debentures.

     Stock Options

     On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations.

     The Company adopted SFAS No. 123R using the modified prospective method as of January 1, 2006. The Company's condensed consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of adopting SFAS No. 123R. In accordance with the modified prospective method, the condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. See Note 13 "Stock-Based Compensation" for further details.

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

     The Company currently relies on a single customer, B. Braun Medical, Inc., or B. Braun, to generate product revenue. The Company granted B. Braun the right to be its principal, worldwide sales and marketing distributor for its LidoSite product. On March 7, 2006, the Company and B. Braun amended B. Braun's right to be its exclusive worldwide sales and marketing distributor for its LidoSite product by granting back to the Company the sales and marketing distribution rights to the U.S. physician office market and the Japanese market. At the present time the Company has no planned sales and marketing activities in these markets.

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

     Commercial distribution of the LidoSite product began on March 1, 2005. In the six-month period ended June 30, 2005 the Company reported a limited number of controllers distributed to hospitals had not performed in accordance with its expectations and that as a result of this condition the Company was making mechanical changes to the connector of the LidoSite controller to improve its reliability. The Company also reported that B. Braun had decided not to expand sales efforts beyond the initial group of hospitals who had been ordering or trialing our LidoSite product until the new controllers are available. Since that time, the Company has completed the design changes, verified the improved performance of the controller units and initiated manufacturing of new controller units incorporating these changes at its supplier. B. Braun has reinitiated sales efforts on a national basis and strengthened its training efforts through a certification process at its February 2006 national sales meeting.

   Recently issued accounting standards

     In February 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The Company believes that the new statement will not have a significant impact on the determination or reporting of its financial results.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


measurement attributes. The Company believes that the new statement will not have a significant impact on the determination or reporting of its financial results.

3.  Restructuring

     On January 31, 2006, the Company announced a headcount reduction of 21 employees or approximately 32% of the workforce as compared to December 31, 2005. The workforce reduction is intended to optimize the Company's resources to meet its immediate commercial opportunities. It is also reflective of the Company's current inventory level of its LidoSite product. As of March 31, 2006, the Company had enough LidoSite product in inventory to satisfy anticipated demand through December 2006. In connection with the reduction in headcount, the Company recorded approximately $0.1 million of severance related expenses in the condensed consolidated statement of operations for the three-month period ended March 31, 2006. There were no significant unpaid severance costs as of March 31, 2006.

4.  Inventories, net

    Inventories consist of the following:

                                     March 31,        December 31,
                                       2006              2005
                                   -----------       -----------
                                     (Unaudited)

Raw materials ...............      $   615,623       $   724,894
Work in process .............          502,833           508,968
Finished goods ..............          458,598           454,445
                                   -----------       -----------
     Inventory ..............        1,577,054         1,688,307
Excess and obsolete inventory       (1,563,131)       (1,573,987)
                                   -----------       -----------
     Inventory, net .........      $    13,923       $   114,320
                                   ===========       ===========

     Inventories are stated at the lower of cost (first-in, first-out method) or market. The lower of cost or market adjustment included above amounted to $0.9 million at both March 31, 2006 and December 31, 2005.

     The Company assesses the valuation of our inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory and the lower of cost or market adjustment. The key factors in the Company's inventory review process are the historical rates for raw material and fabricated patch meeting our product specification acceptance criteria, contractual terms with B. Braun and anticipated demand for the LidoSite product. Based upon this analysis, the Company increased its valuation allowance for excess and obsolete inventory in cost of sales of $0.1 million in the three months ended March 31, 2006.

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


5. Property and Equipment, net

     Property and equipment, net consist of the following:

                                                                    March 31,          December 31,
                                                                      2006                 2005
                                                                 ----------------     --------------
                                                                    (Unaudited)
    Manufacturing and laboratory equipment...................... $      2,025,551     $    2,025,551
    Furniture and fixtures......................................          323,112            323,112
    Office equipment............................................          242,972            248,032
    Leasehold improvements......................................          330,657            330,657
    Software....................................................          130,608            130,608
                                                                 ----------------     --------------
                                                                        3,052,900          3,057,960
    Less: Accumulated depreciation and amortization.............       (1,817,178)        (1,617,082)
                                                                 ----------------     --------------
                                                                        1,235,722          1,440,878

    Construction in progress....................................          192,850            192,850
                                                                 ----------------     --------------
                                                                 $      1,428,572     $    1,633,728
                                                                 ================     ==============

     Depreciation and amortization expense, included in cost and expenses in the accompanying condensed consolidated statements of operations, was approximately $0.2 million and $0.1 million for each of the three months ended March 31, 2006 and 2005, respectively.

6.  Secured Demand Promissory Notes

     In September 2004, STSG agreed to provide the Company (or, at its option, cause a related party to provide to the Company) with up to $5.0 million in working capital loans in the form of 11.5% secured demand promissory notes (the "Working Capital Facility"). Pursuant to the terms of the Working Capital Facility, amounts drawn under the facility were to be repaid on or before November 15, 2005. The Working Capital Facility is secured by a lien on all of the Company's and its operating subsidiary's assets, which is subordinate to the lien on those assets held by the lenders in our August Financing transaction (see Note 9). The Working Capital Facility expired on September 30, 2005. As of March 31, 2006 and December 31, 2005, $2.5 million was outstanding under this facility. As of March 31, 2006, the Company recorded accrued and unpaid interest to related parties of approximately $0.1 million in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheet.

     As of September 30, 2005, the Company did not have adequate accounts receivable and inventory to collateralize amounts drawn under the Working Capital Facility. The indebtedness under the Working Capital Facility matured on November 15, 2005 under its original terms. In light of this collateral coverage deficiency and the maturity of the indebtedness under the Working Capital Facility, the Company has negotiated with STSG a waiver of all applicable covenant defaults and an extension of the maturity date. STSG and the Company have agreed to the following: (a) the noteholders will waive all covenant defaults resulting from inadequate collateral coverage until November 30, 2006,
(b) the maturity dates under the Working Capital Facility will be deferred until November 30, 2006 and (c) on a monthly basis until November 30, 2006, the Company will issue to the noteholders warrants to purchase 110,000 shares of the Company's common stock at an exercise price of $2.40 per share. Management estimated that the fair value of 330,000 warrants issued during the three months ended March 31, 2006 was approximately $0.2 million using the Black-Scholes option-pricing model. The fair value of these warrants is included in interest expense to related parties in the accompanying condensed consolidated statement of operations.

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


7. Accrued Registration Rights Penalty

     The Company consummated a $15.1 million private placement transaction (the "September 2004 Private Placement") in 2004. The Company issued to the investors units (the "Units") covering a total of 4,206,792 shares of common stock and warrants to purchase a total of 1,051,698 shares of common stock (the "September 2004 Warrants"). During March, April and May of 2004, the Company issued $8.5 million of 8% convertible secured promissory notes, maturing December 31, 2004 (the "December 2004 Notes") in a private placement transaction. Simultaneous with the closing of the September 2004 Private Placement, the $8.5 million principal amount of the December 2004 Notes converted into a total of 3,560,453 shares of common stock.

     In connection with the September 2004 Private Placement and the December 2004 Notes, the Company filed a registration statement with the Securities and Exchange Commission (the "SEC") relating to the resale of shares of its common stock. Since that registration statement was not declared effective by the SEC by February 25, 2005, the Company was obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continues, an amount equal to 2% of such purchase price, until the Company cured the delay, with an overall cap on such registration rights penalty, or liquidated damages, of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect the Company's financial condition. In addition, the Company is obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. The Company has not yet paid such amount and interest continues to accrue. Interest expense, included in registration rights penalty in the accompanying condensed consolidated statements of operations, was approximately $0.1 million for the three months ended March 31, 2006.

8. Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consist of the following:


                                                                    March 31,     December 31,
                                                                      2006            2005
                                                                 ------------     ------------
                                                                  (Unaudited)
Compensation and benefits ..................................      $  274,509      $   91,525
Accrued accounting fees ....................................          51,625         150,000
Insurance ..................................................          40,442         163,403
Deferred revenue, current portion ..........................         124,678         127,178
Product development billings in excess of amounts earned ...         100,152              --
Interest payable and accrued expenses due to a related party         214,648          71,587
Current portion of capital lease obligation ................          33,608          33,061
Continuous motion patch machine costs and delivery .........         391,000         391,000
Other ......................................................         252,880         365,572
                                                                  ----------      ----------
                                                                  $1,483,542      $1,393,326
                                                                  ==========      ==========

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


9. Senior Secured Convertible Debentures issued on August 19, 2005

      During 2005, the Company issued senior secured convertible debentures due August 31, 2008, which initially have an interest rate of 8% per annum, with an aggregate principal amount of $10.5 million and warrants to purchase 2,243,172 shares of the Company's common stock. $10.0 million of the $10.5 million was issued on August 19, 2005 and is convertible into shares of the Company's common stock at $2.40 per common share, the Company refers to this transaction as the August 2005 Transaction. The remainder, $0.5 million, was issued on December 23, 2005 and is convertible into shares of the Company's common stock at $1.56 per common share, the Company refers to this transaction as the December 2005 Transaction. The Company refers to the August 2005 Financing and December 2005 Financing, collectively, as the August Financing. At any time and at the holder's option, each holder may convert any outstanding August Financing debentures it holds into shares of the Company's common stock. As of March 31, 2006 and December 31, 2005, the August Financing debentures are convertible into approximately 4,486,346 shares of the Company's common stock.

      Net proceeds from the August Financing, excluding any proceeds arising from the exercise of warrants in the future, were approximately $7.6 million, after giving effect to $1.4 million in deal expenses and $1.5 million of cash received in the August Financing, which the Company was required to deposit in a cash collateral account for the benefit of the holders of the senior secured convertible debentures. Net proceeds from the August Financing were used for general corporate purposes. Offering costs amortization expense was approximately $0.1 and is included in interest expense in the condensed consolidated statement of operations for the three months ended March 31, 2006.

      The Company allocated the aggregate proceeds of the August Financing between the warrants and the debentures based on their fair values in accordance with Accounting Principle Board ("APB") No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, ("APB No. 14"), and thus recorded $3.0 million as additional paid-in capital for the value allocated to the warrants. Management determined the fair value of the warrants utilizing the Black-Scholes option-pricing model. The Company will amortize the fair market value of the warrants through August 2008, the date of maturity. Warrant amortization expense was $0.3 million and is included in interest expense in the condensed consolidated statement of operations for the three months ended March 31, 2006. Should the debentures be converted or paid prior to the payment terms, the fair value allocated to the warrants will be accelerated.

      The carrying value of the senior secured convertible debentures is as follows at March 31, 2006 and December 31, 2005:

                                                                     March 31,         December 31,
                                                                       2006                2005
                                                                   ------------       ------------
                                                                    (Unaudited)
Principal amount of senior secured convertible debentures ...      $ 10,500,000       $ 10,500,000
Less: fair value of warrants (original basis $3,031,746),
    net of amortization .....................................        (2,421,677)        (2,675,811)
                                                                   ------------       ------------
         Balance at March 31, 2006, including current portion      $  8,078,323       $  7,824,189
                                                                   ============       ============


      The Company entered into a cash collateral agreement with the lenders and Wachovia National Bank, National Association, as collateral agent, pursuant to which the Company deposited with the collateral agent the sum of $1.5 million. This amount is equivalent to two years' of interest on the senior secured convertible debentures issued in the August Financing and secures the Company's obligations to pay such interest to the holders of such debentures. Interest is payable in cash starting on the last day of each quarter beginning August 31, 2005 at a fixed rate of 8% per annum. However, because certain liquidity milestones as defined in the agreement were not met, the interest rate was adjusted to 10% on February 15, 2006. Interest expense for the three months ended March 31, 2006 was approximately $0.2 million and is included in interest expense in the condensed consolidated statements of operations.

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


      The Company is required to pay to each holder of the senior secured convertible debentures, in cash, on the last day of each quarter, 11.11% of the original principal amount of the senior secured convertible debentures, plus unpaid accrued interest thereon, with the first such principal payment date occurring on August 31, 2006. The Company may elect to pay all or a portion of a principal payment in shares of common stock if certain milestones as defined in the agreement are met. If the Company elects to issue shares of common stock in lieu of cash, it must deliver to the holder such number of shares of common stock equal to the amount of principal and interest accrued and payable with respect to the senior secured convertible debentures as of such principal payment date, divided by 93% of the "current price," as defined, in effect on such date. Since this conversion feature is contingent, no beneficial conversion feature is recognized.

The schedule of principal payments is as follows:

2006................................................  $ 2,333,100
2007................................................    4,666,200
2008................................................    3,500,700
                                                      -----------
Total...............................................  $10,500,000
                                                      ===========

10. 2006 Financings

     January 2006 Promissory Note

      On January 31, 2006, STSG provided the Company with a $0.3 million loan in the form of 10.0% Subordinated Convertible Unsecured Promissory Note (the "January 2006 Promissory Note"). Pursuant to the terms of the January 2006 Promissory Note, amounts must be repaid on or before December 1, 2008. At any time prior to maturity date, STSG shall have the option to convert the entire January 2006 Promissory Note and interest accrued into shares of the Company's common stock at a conversion price of $2.40 per share. In connection with the January 2006 Promissory Note, the Company issued warrants to STSG that are exercisable into a maximum of 52,083 shares, in the aggregate, of the Company's common stock at an exercise price of $2.88 per share.

      The Company allocated the aggregate proceeds of the January 2006 Promissory Note between the warrants and the debentures based on their fair values in accordance with APB No. 14 and thus recorded approximately $62,000 as additional paid-in capital for the value allocated to the warrants. Management determined the fair value of the warrants utilizing the Black-Scholes option-pricing model. The Company will amortize the fair market value of the warrants through December 2008, the date of maturity. Warrant amortization expense was approximately $5,000 and is included in interest expense in the condensed consolidated statement of operations for the three months ended March 31, 2006. Should the January 2006 Promissory Note be converted or paid prior to the payment terms, the fair value allocated to the warrants will be accelerated.

     2006 Promissory Notes

      In February and March 2006, STSG provided the Company with a total of $1.5 million in loans in the form of Subordinated Convertible Unsecured Promissory Notes (the "2006 Promissory Notes"). The 2006 Promissory Notes: (i) mature on December 1, 2008; (ii) bear interest at a rate equal to 10% per annum payable in cash on a semi-annual basis; (iii) are convertible into shares of common stock at a conversion price of $2.40 per share; (iv) are convertible into the Company's next private financing of equity or debt securities and (v) have piggy-back registration rights. As an inducement to STSG to make these loans the Company entered into a letter agreement with STSG pursuant to which the Company agreed to use its best efforts to take all necessary and appropriate action to amend its articles of incorporation to reduce the conversion price of its series B convertible preferred stock (of which STSG is the principal holder) from $7.16 per share to $1.00 under certain conditions. This reduction has not yet taken place.

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


The following is a schedule of the 2006 Financings:


                                                                                                 Balance At
                                                          Issuance            Principal           March 31,
                          Lender                            Date               Amount               2006
------------------------------------------------------------------------------------------- ----------------------
Spencer Trask Specialty Group, LLC               January 31, 2006         $      250,000      $     250,000
Spencer Trask Specialty Group, LLC               February 13, 2006               500,000            500,000
Spencer Trask Specialty Group, LLC               February 16, 2006               500,000            500,000
Spencer Trask Specialty Group, LLC               March 21, 2006                  500,000            500,000
Less: fair value of warrants (original basis
$62,267), net of amortization                                                                       (56,931)
                                                                                            ----------------------
      Balance at March 31, 2006                                                              $    1,693,069
                                                                                            ======================

     11. Series B Convertible Redeemable Preferred Stock

     Effective upon cancellation of all outstanding shares of the Vyteris series A convertible redeemable preferred stock on September 29, 2004, the holders of the Vyteris Holding's series B convertible redeemable preferred stock were entitled to receive, ratably, an annual cash dividend of 8% of the then applicable redemption price of $7.5 million out of funds legally available, payable quarterly. The dividends on the Vyteris Holding's series B convertible redeemable preferred stock were cumulative, whether or not earned or declared and were to be paid quarterly in arrears, and are $0.9 million and $0.8 million at March 31, 2006 and December 31, 2005, respectively. In the event of liquidation, holders of Vyteris Holding's series B convertible redeemable preferred stock are entitled to receive a liquidation preference of $1.00 per share (adjusted for stock splits or combinations of such stock, recapitalizations, or other similar transactions that have the effect of increasing or decreasing the number of shares represented by each outstanding share of such stock), plus an amount equal to all declared but unpaid dividends on the Vyteris Holding's series B convertible redeemable preferred stock.

     With respect to the distribution of assets, Vyteris Holdings series B convertible redeemable preferred stock ranks senior to the Company's common stock. Each share of Vyteris Holdings series B convertible redeemable preferred stock is convertible at any time, at the option of the holder, into common stock at a price per share if converted within 18 months from March 31, 2004, of $9.55; if converted within the next 18 months, $7.16; or if converted any time thereafter, $3.58. The holders of Vyteris Holdings series B convertible redeemable preferred stock (and the holders of any other series of preferred stock with similar voting rights as the Vyteris Holdings Series B convertible redeemable preferred stock) vote together with the holders of shares of common stock as a single class in all matters to be voted on by shareholders of the Company, except that the vote or consent of the holders of a majority of the shares of Vyteris Holdings series B convertible redeemable preferred stock is necessary to authorize or issue an equity security having any preference over or being on a parity with the Vyteris Holdings series B convertible redeemable preferred stock with respect to dividend or liquidation preference; increase the number of authorized shares of Vyteris Holdings series B convertible redeemable preferred stock; or amend, alter or repeal any provision of the Company's Certificate of Incorporation, Certificate of Designations or By-laws, if such action would alter, in any material respect, the rights of the Vyteris Holdings series B convertible redeemable preferred stock. Since we classify the series B convertible redeemable preferred stock as a liability on the condensed consolidated balance sheets, the stated dividends are classified as interest expense and amounted to $0.2 million for the three months ended March 31, 2006 and 2005.

     Mandatory redemption commences on March 1, 2006, the first anniversary date of the first commercial sale of LidoSite and continuing for one year thereafter, the Company is required to redeem (on a quarterly basis) an amount of Vyteris Holdings Series B convertible redeemable preferred stock equal to 5% of the gross profits derived from the sale of LidoSite. During the following years, the Company is required to redeem (on a quarterly basis) an amount of Vyteris Holdings series B convertible redeemable preferred stock equal to 10% of the gross profits derived from the sale of LidoSite. As of March 31, 2006, the amount required by the Company to redeem on the series B convertible redeemable preferred stock was insignificant.

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


     12. Related Party Transactions


     In addition to the Working Capital Facility described in Note 6, the August Financing in Note 9, the 2006 Financings described in Note 10, the Company had the following related party transactions:


     o At March 31, 2006 and December 31, 2005, approximately $61,000 is included in due to related party in the accompanying condensed consolidated balance sheets for amounts owed to Spencer Trask and Spencer Trask Ventures, Inc. for certain expenses paid on behalf of the Company.


     o During December 2001, $10,000 of Spencer Trask's funds were deposited in the Company's bank account in error by the Company's bank. Therefore, at March 31, 2006 and December 31, 2005, $10,000 is included in due to related party in the accompanying condensed consolidated balance sheets.


     o During each of the three months ended March 31, 2006 and 2005, the Company made minimum lease payments of approximately $0.1 million under a non-cancelable operating sublease with Becton, Dickinson and Company, or Becton Dickinson, for office and facility space. The Company operated as a division of Becton Dickinson for over ten years.

     o On April 26, 2005, the Company announced the appointment of Russell O. Potts, Ph.D. to its Board of Directors. Dr. Potts is a member of our Scientific Advisory Board and has served the Company as a consultant in drug delivery, glucose monitoring and medical devices since April 2003. We have paid Dr. Potts approximately $32,000 for consulting services in the three-month period March 31, 2006.

     The Company is required to pay Becton Dickinson a royalty in respect of sales of each iontophoresis product stemming from intellectual property received by the Company from Becton Dickinson as part of the formation of the Company. For each such product, on a country-by-country basis, that obligation continues for the later of 10 years after the date of the first commercial sale of such product in a country and the date of the original expiration of the last-to-expire patent related to such product granted in such country. The royalty, which is to be calculated semiannually, will be equal to the greater of 5% of all direct revenues, as defined below, or 20% of all royalty revenues, with respect to the worldwide sales on a product-by-product basis. No royalties will be earned by Becton Dickinson prior to November 10, 2005. "Direct revenues" are the gross revenues actually received by the Company from the commercial sale of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges or certain other expenses. "Royalty revenues" are the gross revenues actually received by the Company from any licensing or other fees directly relating to the licensing of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges and certain other expenses. Total accrued royalty in the condensed consolidated balance sheet as of March 31, 2006 was insignificant.

     13.  Stock-Based Compensation

     In April 2005 the Board of Directors and stockholders of the Company approved the 2005 Stock Option Plan (the "Plan"). Under the Plan, incentive stock options and non-qualified stock options to purchase shares of the Company's common stock may be granted to directors, officers, employees and consultants. At adoption a total of 2,901,902 shares of the Company's common stock were available for issuance pursuant to the Plan. In December 2005, the 2005 Plan was amended to increase the number of shares available for issuance by 2,000,000 for a total of 4,901,902 shares available for issuance pursuant to the Plan.

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


     On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, requiring it to recognize expense related to the fair value of its stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R, and therefore has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

     Stock option activity for the three months ended March 31, 2006:

                                                         Number of         Exercise Price Per         Weighted Average
                                                          Shares                 Share                 Exercise Price
   Outstanding at January 1, 2006...............          2,504,033            $  1.43  -  $3.04        $     2.65
   Granted......................................          1,750,000               1.31  -   1.31              1.31
   Exercised ...................................                  -                            -                 -
   Cancelled....................................           (154,282)              1.60  -   3.04              2.88
                                                     --------------
   Outstanding at March 31, 2006................          4,099,751            $  1.31  -  $3.04        $     2.09
                                                     ==============

     The following table sets forth the total stock-based compensation expense resulting from stock options in the Company's condensed consolidated statements of operations for the three months ended March 31, 2006:

                                                                    March 31,
                                                                      2006
                                                                   (Unaudited)
                                                                    --------
Research and development .....................................      $ 71,890
General and administrative ...................................       119,243
                                                                    --------
     Stock-based compensation expense before income taxes ....       191,133
Income tax benefit ...........................................            --
                                                                    --------
     Total stock-based compensation expense after income taxes      $191,133
                                                                    ========


     Prior to the adoption of SFAS No. 123R, the Company applied SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), which allowed companies to apply the existing accounting rules under APB No. 25 and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in the Company's net loss. As required by SFAS No. 148 prior to the adoption of SFAS No. 123R, the Company provided pro forma net loss and pro forma net loss per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS No. 123 had been applied.

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


     The following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three-month period ended March 31, 2005:

                                                                            Three Months
                                                                           Ended March 31,
                                                                                2005
                                                                           -------------
                                                                            (Unaudited)

Net loss, as reported .............................................      $ (4,257,895)
Add: stock-based employee compensation expense included in reported            49,873
  net loss
Deduct: stock-based employee compensation expense determined under            (78,462)
                                                                         ------------
  fair value based method for all awards
Pro forma net loss ................................................      $ (4,286,484)
                                                                         ============

Net loss per common share, as reported:
   Basic and diluted ..............................................      $      (0.22)
   Basic and diluted, pro forma ...................................      $      (0.22)
Weighted average number of common shares:
   Basic and diluted ..............................................        19,293,858


     The fair value of stock-based awards was estimated using a binomial model with the following weighted-average assumptions for the three months ended March 31, 2006:

                                                           March  31,
                                                       2006          2005
                                                    -----------   ----------
                                                          (Unaudited)

Expected holding period (years)......................         5       --
Risk-free interest rate .............................      4.35%      --
Dividend yield.......................................         0%      --
Volatility...........................................      97.0%      --
Weighted-average fair value at grant date............     $ 0.84      --

     The Company did not grant stock options in the three months ended March 31, 2005.

     The Company's computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The key factors in the Company's determination of expected volatility are historical and market-based implied volatility, comparable companies with longer stock trading periods than the Company and industry benchmarks. Due to the Company's limited trading history and trading volumes, it used the volatility calculated at the time of the Merger, as the utilization of an average volatility would likely have been significantly lower.

     On December 19, 2005, the Company entered into an employment agreement with Timothy McIntyre, pursuant to which, commencing on January 1, 2006, Mr. McIntyre will serve as the President and CEO of the Company. In connection with his employment agreement, Mr. McIntyre was granted options covering up to 1,750,000 shares of Company common stock with vesting upon the achievement of several milestones. The milestones contained in this agreement consisted of both market and performance based vesting terms.

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)



     As of March 31, 2006, $2.4 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.6 years.

14. Commitments and Contingencies

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

15. Material Agreements

      The Company entered into a license, development and supply agreement with
B. Braun, on September 20, 2002; and an amendment to that agreement on March 7, 2006; for the LidoSite product. The Company refers to this agreement, as amended, as the B. Braun Agreement. B. Braun is responsible for the cost of marketing and selling the LidoSite product and the Company is responsible for the costs of manufacturing the LidoSite product. The first contract year under the B. Braun Agreement shall be the calendar year 2006.


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

16. Loss Per Share

      The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share for the three-month periods ended March 31, 2006 and 2005.

                                               Three Months Ended
                                                    March 31,
                                        ---------------------------------
                                             2006                 2005
                                        -----------------   -------------
Numerator:
   Net loss ..........................   $ (4,142,349)      $ (4,257,895)
Denominator:
   Weighted average shares ...........     19,293,858         19,293,858
                                         ------------       ------------
Basic and diluted net loss per share .   $      (0.21)      $      (0.22)
                                         ============       ============

      The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period.

                                                            March 31,
                                                        2006         2005
                                                    -----------  -----------
Convertible preferred stock ................         1,047,500      785,625
Convertible debt ...........................         5,215,013           --
Warrants ...................................         8,371,252    5,210,000
Options ....................................         4,099,751      710,900
B. Braun purchase right ....................                --       38,797
                                                    ----------    ---------
      Total ................................        18,733,516    6,745,322
                                                    ==========    =========

17.  Subsequent Events

      In April 2006 and May 2006, STSG provided the Company with a total of $1.8 million under the same terms and conditions as the 2006 Promissory Notes described in Note 10.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the other financial information and consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in "Risk Factors" and elsewhere in this Quarterly Report on Form 10-QSB.

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

     The condensed consolidated balance sheet as of March 31, 2006 and December 31, 2005 and the condensed consolidated statements of operations for the periods ended March 31, 2006 and 2005 consolidate the historical financial statements of Vyteris Holdings with Vyteris, Inc. after giving effect to the Merger, with Vyteris, Inc. as the accounting acquiror, by recording the transaction as the issuance of Vyteris, Inc. stock for the net monetary assets of Vyteris Holdings, accompanied by a recapitalization with no goodwill or other intangibles recorded. Vyteris Holdings had been engaged in the development and operations of mining properties until 1957, when the operations were abandoned and Vyteris Holdings became inactive. Vyteris Holdings was a "development stage enterprise" until January 1, 2005.

Overview

Liquidity

     On March 31, 2006 our cash position was $0.2 million and we had negative working capital of $8.4 million. During 2005, we financed our operations through two financings with a related party; a $2.5 million loan in connection with a Working Capital Facility and the sale of $10.5 million aggregate principal amount of senior secured convertible debentures. During the first three-months in 2006, we financed our operations with a $0.3 million loan in the form of 10.0% subordinated convertible unsecured promissory note and $1.5 million of promissory notes from Spencer Trask Specialty Group, LLP, or STSG. Subsequent financings will be required to fund our operations, to develop new applications of our technologies, to respond to competitive pressures, to repay amounts borrowed, and/or to acquire or invest in complementary businesses, technologies or services. Additional funding may not be available on favorable terms or at all. Failure to obtain such financing will require management to substantially curtail operations, which will result in a material adverse effect on our financial position and results of operations. In the event that we do raise additional capital through a borrowing, the covenants associated with the senior secured convertible debentures may impose substantial impediments on us.

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

     Commercial distribution of the LidoSite product began on March 1, 2005. In the six-month period ended June 30, 2005 we reported a limited number of controllers distributed to hospitals had not performed in accordance with our expectations and that as a result of this condition we were making mechanical changes to the connector of the LidoSite controller to improve its reliability. Since that time, we have completed the design changes, verified the improved performance of the controller units and initiated manufacturing of new controller units incorporating these changes at our supplier. We also reported that B. Braun had decided not to expand sales efforts beyond the initial group of hospitals who had been ordering or trialing our LidoSite product until the new controllers are available. B. Braun has reinitiated sales efforts on a national basis and strengthened its training efforts through a certification process at its February 2006 national sales meeting.

     As of March 31, 2006, B. Braun had approximately 100,000 LidoSite patches in inventory and we had approximately 300,000 additional LidoSite patches in our finished goods and work in process inventory. With the distribution network now fully stocked, we do not anticipate shipping LidoSite patches to B. Braun until the third quarter of 2006; therefore we expect minimal product sales revenues for the coming quarter. During the three-month periods ending March 31, 2006 and March 31, 2005, we realized revenue of approximately $48,000 and $0.3 million, respectively, from the B. Braun Agreement.

     Other than the electronic controller-related instances mentioned above, it is our understanding that hospitals are reporting generally acceptable performance of the LidoSite product. There have been reports, by a few hospitals, of non-serious skin reactions consistent with those experienced during our clinical trials. Such reports of skin reactions include incidences of burns, which upon investigation, we believe are due to mishandling of the patch during use and not manufacturing defects. These types of burns are not serious and are a known and expected side effect if LidoSite is not used according to the instruction for use contained within the package insert. To minimize any incidence of skin reactions in the future, we and B. Braun have developed and are in the process of implementing a field sales training program specifically designed to improve the education of the sales force and user on the handling of the LidoSite patch in the field and, thereby, guarding against the possibility of adverse events in the field. It should be noted that iontophoresis can cause skin irritation, burning sensation and/or burns. Longer than recommended durations of application, repeat applications or continued application after the occurrence of symptoms may increase the risk of local skin irritation or injury.

     Becton Dickinson Royalty

     In November 2000, Becton Dickinson transferred to us certain assets in exchange for common stock, preferred stock and a royalty agreement. Included in the transferred assets were certain patents. The royalty agreement requires us to pay a royalty to Becton Dickinson equal to the greater of 5% of revenues earned by us from the LidoSite product after November 10, 2005 or 20% of the royalties earned by us from the sale of products subsequent to November 10, 2005 that substantially use any of those certain patents. The total royalty due Becton Dickinson as of March 31, 2006 was insignificant.

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

     o Ferring is obligated to pay up to $9.0 million on the occurrence of certain events during the term of the agreements, through March 31, 2006 Ferring has made $0.5 million of such payments to us.

      On June 2, 2005, Ferring submitted an investigational new drug ("IND") application to the FDA in preparation for the initiation of clinical trials on a new transdermal product to treat female infertility. Clearance from the FDA was received on July 2, 2005 and Ferring initiated clinical studies on July 18, 2005. Upon Ferring's submission of the IND to the FDA, we received a $0.3 million milestone payment from Ferring, which was deferred and will be recognized over the life of the development and marketing agreement and a supply agreement. During the three months ended March 31, 2006 and 2005, we recognized revenue of $0.4 million and $0.2 million, respectively, from the Ferring agreement.

Critical Accounting Policies

      Our discussion and analysis of our financial position and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in our Annual Report on Form 10-KSB for the year ended December 31, 2005. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported revenues and expenses during the period.

      We consider certain accounting policies related to revenue recognition, allowance for excess and obsolete inventory, accrued expenses and stock-based compensation to be critical to our business operations and the understanding of our results of operations.

     Revenue.

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

     Product development revenue. In accordance with EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred", the Company recognizes revenues for the reimbursement of development costs when it bears all the risk for selection of and payment to vendors and employees. Costs associated with such activities are included in research and development expenses on the condensed consolidated statement of operations.

     Feasibility studies. We conduct feasibility studies to demonstrate the viability of our technology to interested potential partners to enter into a development, marketing and supply partnership. Revenues on feasibility studies are measured using the proportional performance method of accounting. Such studies are typically completed within a one- to three-month period. Revenue producing feasibility studies do not occur regularly, are priced at what we anticipate the actual costs will be and are not expected to produce material revenues or a profit. When applying the proportional performance method, we rely on total expected input (contract) costs in order to determine the amount of revenue earned to date. We follow this method because reasonably dependable estimates of the revenue applicable to various contract milestones can be made. We monitor estimates of total contract revenues and cost on a routine basis throughout the contract period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss in the period in which the anticipated loss becomes known. We issue invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue. The reimbursements are included in other revenue on the consolidated statement of operations.

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

     Allowance for Excess and Obsolete Inventory.

      We assess the valuation of our inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory. The key factors in our inventory review process are contractual terms with B. Braun, our historical experience for raw materials and fabricated patch product meeting our specification acceptance criteria. The failure to meet specifications renders raw materials unusable in our patch fabrication process and for fabricated patches renders such patches not available for sale. The allowance for excess and obsolete inventory was $1.6 million at March 31, 2006. If future sales are less than currently projected by management, additional inventory allowances for excess or obsolete inventory may be required. Increases in the allowance for excess and obsolete inventory result in a corresponding expense to cost of sales.

     Accrued estimates.

     As part of the process of preparing our consolidated financial statements, we are required to estimate certain expenses. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated expenses for which we accrue include professional service fees, contract service fees and fees paid to contract research organizations in connection with the conducting of clinical trials. Our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. In the event that we do not identify certain costs which have begun to be incurred or we under-estimate or over-estimate the level of services performed or the costs of such services for a period, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often estimated. We make these estimates based upon the facts and circumstances known to us in accordance with U.S. generally accepted accounting principles.

     Stock-based compensation.

     On January 1, 2006, we adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires that such transactions be accounted for using a fair-value-based method and recognized as expense on the grant date in our condensed consolidated statement of operations.

     In considering the fair value of the underlying stock when we grant options, we consider several factors, including third party valuations and the fair values established by market transactions. Stock-based compensation includes estimates of when stock options might be exercised, forfeiture rates and stock price volatility. The timing for exercise of options is out of our control and will depend, among other things, upon a variety of factors, including our market value and the financial objectives of the holders of the options. We have limited historical data to determine volatility in accordance with Black-Scholes modeling or other acceptable valuation models under SFAS No. 123R. In addition, future volatility is inherently uncertain and the valuation models have its limitations. These estimates can have a material impact on stock-based compensation expense in our condensed consolidated statement of operations but will have no impact on our cash flows. Therefore determining the fair value of our common stock involves significant estimates and judgments.

Recently Issued Accounting Standards

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. We believe that the new statement will not have a significant impact on the determination or reporting of our financial results.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We believe that the new statement will not have a significant impact on the determination or reporting of our financial results.

Consolidated Results of Operations

     The following table sets forth the percentage increases or (decreases) in certain line items on our condensed consolidated statement of operations for the three months ended March 31, 2006 and 2005.



                                                          Three months ended
                                                            March 31, 2006
                                                                Versus
                                                            March 31, 2005
         Revenues.....................................              (1.3)%
         Cost of sales................................             (67.4)%
         Research and development expense.............              29.8%
         General and administrative expense...........               1.2%
         Registration rights penalty..................             (91.6)%
         Interest expense, net........................             116.9%
         Net loss.....................................              (2.7)%

Comparison of the Three-Month Periods Ended March 31, 2006 and 2005

     Revenues

     Our revenues for the three-month periods ended March 31, 2006 and 2005 were derived from reimbursement of development costs and related milestones under the development and marketing agreement with Ferring, research feasibility studies for pharmaceutical companies and the sale of the LidoSite product under the B. Braun Agreement. Total revenues were $0.5 million in each of the three-month periods ended March 31, 2006 and 2005. Our revenues in the three-month period ended March 31, 2006 were principally comprised of $0.4 million under the development and marketing agreement with Ferring, approximately $48,000 of demonstration units and LidoSite product sales to B. Braun and $30,000 from a feasibility study for a pharmaceutical company. Our revenues in the three-month period ended March 31, 2005 revenues were principally comprised of $0.3 million under B. Braun Agreement and $0.2 million under the development and marketing agreement with Ferring.

     Revenues from the development and marketing agreement with Ferring were $0.4 million for the three months ended March 31, 2006, compared to $0.2 million for the comparable period in 2005, an increase of 84.8% or $0.2 million. This increase is primarily attributable to additional research and development resources dedicated to this agreement during the first quarter of 2006. Revenues from product sales and the sale of demonstration units to B. Braun were approximately $48,000 for the three months ended March 31, 2006, compared to $0.3 million for the comparable period in 2005, a decrease of 83.1% or $0.2 million. Commercial distribution of our LidoSite product in March 1, 2005 resulting in product revenue of $0.3 million for the three months ended March 31, 2005. Upon commencement of commercial distribution, we reported a limited number of controllers distributed to hospitals had not performed in accordance with our expectations and that as a result of this condition we were making mechanical changes to the connector of the LidoSite controller to improve its reliability. We also reported that B. Braun had decided not to expand sales efforts beyond the initial group of hospitals who had been ordering or trialing our

LidoSite product until the new controllers are available. Since that time, we have completed the design changes, verified the improved performance of the controller units and initiated manufacturing of new controller units incorporating these changes at our supplier. B. Braun has reinitiated sales efforts on a national basis and strengthened its training efforts through a certification process at its February 2006 national sales meeting.

     As of March 31, 2006, B. Braun had approximately 100,000 LidoSite patches in inventory and we had approximately 300,000 additional LidoSite patches in our finished goods and work in process inventory. With the distribution network now fully stocked, we do not anticipate shipping LidoSite patches to B. Braun until the third quarter of 2006; therefore we expect minimal product sales revenues for the coming quarter.

     Cost of sales

     Cost of sales were approximately $0.2 million for the three months ended March 31, 2006, compared to $0.6 million for the comparable period in 2005, a decrease of 67.4% or $0.4 million. During the three-month period ended March 31, 2005, cost of sales includes a $0.4 million inventory adjustment to value our inventory at lower of cost or market. There was no lower or cost or market inventory adjustment during the three-month period ended March 31, 2006. During the three months ended March 31, 2006, we recorded a valuation allowance of $0.1 million for excess and obsolete inventory. The key factors in our inventory review process are the contractual terms with B. Braun, the anticipated demand for the product and the historical rates for raw materials and fabricated patch product meeting specification acceptance criteria. We did not manufacture our LidoSite product during the three-month period ended March 31, 2006 as we had enough products in inventory to satisfy anticipated demand through December 2006.

     Research and development expenses

     Research and development expenses were $1.9 million for the three months ended March 31, 2006, compared to $1.4 million for the comparable period in 2005, an increase of 29.8% or $0.4 million. This increase is primarily attributable to the increase in product development activities in connection with the development and marketing agreement with Ferring, expenses incurred for a research feasibility study for a pharmaceutical company and additional resources dedicated to research and development activities with the temporary suspension of the manufacturing process. Research and development expenses for the three months ended March 31, 2006, also include a non-cash charge of $72,000 relating to the adoption of SFAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense.

     General and administrative expenses


     General and administrative expenses totaled $1.5 million for the three months ended March 31, 2006 and 2005. The reductions in general and administrative costs associated with headcount reductions announced on January 31, 2006 of 21 employees or approximately 32% of the workforce was offset by the non-cash charge of $0.1 million relating to the adoption of SFAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense.

     Registration rights penalty

     The registration rights penalty totaled $0.1 million for the three months ended March 31, 2006, compared to $0.8 million for the comparable period in 2005, a decrease of 91.6% or $0.7 million. In connection with our private placement transactions in September 2004, we filed a registration statement with the SEC relating to the resale of shares of our common stock. Since the SEC did not declare that registration statement effective by February 25, 2005, we are obligated to pay a registration rights penalty to certain stockholders of approximately $0.8 million as of March 31, 2005. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition and ability to remain in business. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. Accordingly, we have accrued interest expense of approximately $0.1 million on the total liquidated damages for the three-month period ended March 31, 2006.

     Interest (income) expense, net

     Interest (income) expense, net, was $1.0 million three-month period ended March 31, 2006, compared to $0.4 million in the comparable period in the prior year, an increase of 116.9%, or $0.5 million. This increase of $0.5 million is principally attributable to the increase of non-cash interest expenses of $0.2 million and coupon and other interest of $0.3 million. Non-cash interest expense totaled $0.6 million in the three-month period ended March 31, 2006 as compared to $0.3 million for the comparable period in 2005. Coupon and other interest expense totaled $0.4 million in the three-month period ended March 31, 2006 as compared to $0.2 million for the comparable period in 2005.

     During three-month periods ended March 31, 2006 and 2005, interest expense consists of the following:

                                                                                          March 31,
                                                                                      2006         2005
                                                                                      ----         ----
Non-cash interest expense:
         Amortization of warrants issued with debt ...............................   $259,470   $     --
         Offering costs amortization .............................................    118,528         --
         Warrants issued for Working Capital Facility extension ..................    202,400         --
         Amortization of fair value of common stock issued, Working Capital
              Facility ...........................................................         --    318,911
                                                                                     --------   --------
Total non-cash interest expense ..................................................    580,398    318,911

Coupon and other interest                                                             411,697    150,560
                                                                                     --------   --------
      Total interest expense .....................................................   $992,095   $469,471
                                                                                     ========   ========

Liquidity and Capital Resources

     The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern; however, at our current and planned rate of spending, we believe that our cash and cash equivalents of $0.2 million, as of March 31, 2006 are not sufficient to allow us to continue operations after April 2006 without immediate additional funding. Subsequent to March 31, 2006 we borrowed $1.8 million from related parties. Despite this additional related party financing, we still do not have adequate funding to continue operations beyond June 2006 without immediate additional funding. No assurance can be given that we will be successful in arranging additional financing needed to continue the execution of our business plan, which includes the development of new products. Failure to obtain immediate financing may require management to further substantially curtail operations, which may result in a material adverse effect on our financial position and results of operations. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern.

     Cash flows from operating activities

     For the three-month period ended March 31, 2006 we used $2.5 million of cash in operating activities, as compared to $3.5 million of net cash used in operating activities in the comparable period in the prior year, a decrease of $1.0 million, or 28.5%. The principal factor in the decrease is amounts spent on inventory. During the 2005 period we spent $1.6 million on building inventory and during the 2006 period no amounts were spent on building inventory. During the 2005 period we were actively manufacturing the LidoSite product, during the 2006 period there were no manufacturing activities as we had sufficient inventory as of the beginning of the 2006 period to satisfy anticipated demand.

     During the three month period ended March 31, 2006 we had a net loss of $4.1 million partially offset by $1.2 million of non-cash items and $0.5 million of other items resulting in net cash used in operating activities of $2.5 million. During the three month period ended March 31, 2005 we had a net loss of $4.3 million partially offset by $1.7 million of non-cash items and $1.0 million of other items resulting in net cash used in operating activities of $3.5 million.

     Cash flows from investing activities

     For the three-month period ended March 31, 2006, net cash provided by investing activities was $0.2 million, as compared to using $1.0 million of net cash in investing activities in the comparable period in the prior year, a decrease of $1.2 million, or 120.0%. During the 2005 period we placed $1.5 million of cash in a collateral account as a guarantee of interest payments on the $10.5 million senior secured convertible debentures issued during 2005. During the three-month period ended March 31, 2006, we released $0.2 million from that account in interest payments resulting in cash provided by investing activities. The decrease in capital expenditures in the three-month period ended March 31, 2006 was primarily due the delay in capital improvements to prepare our new facility for production.

     Net cash used in investing activities was $1.0 million in the three months ended March 31, 2005. During the 2005 period, we entered into a lease for a second facility to expand our manufacturing capacity and incurred approximately $0.3 million of capital improvements preparing this facility for production. In addition, we issued to the landlord of this facility a letter of credit secured by $0.4 million and approximately $0.3 million on other capital expenditures.

     Cash flows from financing activities

     For the three-month period ended March 31, 2006, net cash provided by financing activities was $1.7 million, as compared to using $0.2 million of net cash in investing activities in the comparable period in the prior year, an increase of $1.9 million, or 1040.9%. During three-month period ended March 31, 2006 we borrowed $1.8 million from the issuance of unsecured promissory notes to STSG. Net cash used in financing activities was $0.2 million in the three months ended March 31, 2005 primarily due to the expenses incurred to file a registration statement with the SEC relating to the resale of shares of our common stock in our September 2004 private placement.

Financing History 2006 and 2005

     Working Capital Facility

     In September 2004, STSG agreed to provide us (or, at its option, cause a related party to provide to the Company) with up to $5.0 million in working capital loans in the form of 11.5% secured demand promissory notes (the "Working Capital Facility"). Pursuant to the terms of the Working Capital Facility, amounts drawn under the facility were to be repaid on or before November 15, 2005. The Working Capital Facility is secured by a lien on all of Vyteris Holdings' and its operating subsidiary's assets, which is subordinate to the lien on those assets held by the lenders in our August Financing transaction. The Working Capital Facility expired on September 30, 2005. As of March 31, 2006 and December 31, 2005, $2.5 million was outstanding under this facility.

     As of September 30, 2005, we did not have adequate accounts receivable and inventory to collateralize amounts drawn under the Working Capital Facility. The indebtedness under the Working Capital Facility matured on November 15, 2005 under its original terms. In light of this collateral coverage deficiency and the maturity of the indebtedness under the Working Capital Facility, we have negotiated with STSG a waiver of all applicable covenant defaults and an extension of the maturity date. STSG and Vyteris Holdings have agreed to the following: (a) the noteholders will waive all covenant defaults resulting from inadequate collateral coverage until November 30, 2006, (b) the maturity dates under the Working Capital Facility will be deferred until November 30, 2006 and
(c) on a
monthly basis until November 30, 2006, the Company will issue to the noteholders warrants to purchase 110,000 shares of the Company's common stock at an exercise price of $2.40 per share. Management estimated that the fair value of 330,000 warrants issued during the three months period ending March 31, 2006 was approximately $0.2 million using the Black-Scholes option-pricing model. The fair value of these warrants is included in interest expense to related parties in the condensed consolidated statement of operations.

     August Financing

      During 2005, we issued senior secured convertible debentures due August 31, 2008, which initially have an interest rate of 8% per annum, with an aggregate principal amount of $10.5 million and warrants to purchase 2,243,172 shares of our common stock. $10.0 million of the $10.5 million was issued on August 19, 2005 and is convertible into shares our common stock at $2.40 per common share, we refer to this transaction as the August 2005 Transaction. The remainder, $0.5 million, was issued on December 23, 2005 and is convertible into shares of our common stock at $1.56 per common share, we refer to this transaction as the December 2005 Transaction. We refers to the August 2005 Transaction and the December 2005 Transaction, collectively, as the August Financing. At any time and at the holder's option, each holder may convert any outstanding August Financing debentures it holds into shares of our common stock. If all of the August Financing debentures outstanding as of March 31, 2006, were converted, we would be required to issue approximately 4,486,346 shares of our common stock. Because certain liquidity milestones as defined in the agreement were not met, the interest rate was adjusted to 10% on February 15, 2006.

      Our Vyteris, Inc. subsidiary executed a security agreement in favor of the lenders in the August Financing, which provides the recipients with a first priority interest in substantially all of our assets. Simultaneously, Vyteris, Inc. issued to the lenders a guaranty of Vyteris Holdings' obligations under the senior secured convertible debentures. The subsidiary guaranty is a guaranty of payment and performance and not of collection. The documentation provides that the obligations of Vyteris, Inc. under the subsidiary guaranty are primary, absolute and unconditional. STSG has agreed to guarantee to the lenders the principal and interest payments under the secured debentures should Vyteris Holdings not consummate an offering of equity securities, which results in net proceeds to us of $15.0 million on or before February 19, 2006. No such equity offering occurred.

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

      We are required to pay to each holder of the senior secured convertible debentures, in cash, on the last day of each calendar quarter, 11.11% of the original principal amount of the senior secured convertible debentures plus unpaid accrued interest thereon, with the first such principal payment date occurring on August 31, 2006. We may elect to pay all or a portion of a principal payment in shares of common stock if certain conditions as defined in the agreement are met. If we elect to issue shares of common stock in lieu of cash, we must deliver to the holder such number of shares of common stock equal to the amount of principal and interest accrued and payable with respect to the senior secured convertible debentures as of such principal payment date, divided by 93% of the "current price," as defined, in effect on such date. No such forced conversion has yet occurred.

     January 31, 2006 Promissory Note

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

     2006 Promissory Notes

      In February and March 2006, STSG provided us with a total of $1.5 million in loans in the form of Subordinated Convertible Unsecured Promissory Notes (the "2006 Promissory Notes"). The 2006 Promissory Notes: (i) mature on December 1, 2008; (ii) bear interest at a rate equal to 10% per annum payable in cash on a semi-annual basis; (iii) are convertible into shares of common stock at a conversion price of $2.40 per share; (iv) are convertible into the Company's next private financing of equity or debt securities and (v) have piggy-back registration rights. As an inducement to STSG to make these loans, we entered into a letter agreement with STSG pursuant to which we agreed to use our best efforts to take all necessary and appropriate action to amend our articles of incorporation to reduce the conversion price of its series B convertible preferred stock (of which STSG is the principal holder) from $7.16 per share to $1.00 under certain conditions. This reduction has not yet occurred.

Cash Position

     As of March 31, 2006, we had a cash balance of $0.2 million and negative working capital of $8.4 million as compared with a cash balance of $0.8 million and negative working capital of $6.3 million at December 31, 2005.

     During 2005, we financed our operations through two financings; a $2.5 million loan in connection with a Working Capital Facility and the sale of $10.5 million aggregate principal amount of senior secured convertible debentures. During the first three-month period March 31, 2006, we financed our operations with a $0.3 million loan in the form of 10.0% Subordinated Convertible Unsecured Promissory Note and $1.5 million of Promissory Notes from STSG. No assurance can be given that we will be successful in arranging the further immediate financing needed to continue the execution of our business plan, which includes the development of new products. Failure to obtain such immediate financing will require management to substantially curtail operations, which will result in a material adverse effect on our financial position and results of operations.

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

Accrued Registration Rights

     In connection with the September 2004 Private Placement and the December 2004 Notes, we filed a registration statement with the SEC relating to the resale of shares of our common stock. Since that registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continues, an amount equal to 2% of such purchase price, until we have cured the delay, with an overall cap on such registration rights penalty, or liquidated damages, of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. We have not yet paid such amount and interest continues to accrue. Interest expense, included in registration rights penalty in the condensed consolidated statements of operations, was approximately $0.1 million for the three months ended March 31, 2006.

Contractual Obligations and Other Commitments

     Our contractual obligations and commitments include obligations associated with capital and operating leases, manufacturing equipment, and employee agreements as set forth in the table below:

                                                              Payments due by Period as of March 31, 2006
                                                                Less than                                 More than
                                                   Total         1 Year      1-3 Years     3-5 Years       5 Years
                                               ------------   -----------    ---------    ----------    -------------
    Operating lease obligations.............   $ 3,029,154    $  396,739     $ 552,246    $  623,909     $  1,456,260
    Continuous motion patch machine.........       391,000       391,000            --            --               --
    Capital lease obligations...............        76,345        33,608        42,737            --               --
    Insurance financings ...................        40,442        40,442            --            --               --
                                               ------------   -----------    ---------    ----------    -------------
    Total...................................   $ 3,536,941    $  861,789     $ 594,983    $  623,909     $  1,456,260
                                               ===========    ===========    =========    ==========    =============

     Effective as of September 28, 2004, upon cancellation of all outstanding shares of the Vyteris Series A convertible preferred stock, the holders of Vyteris Holdings Series B convertible redeemable preferred stock were entitled to receive an annual cash dividend of 8% of the then applicable redemption price, as defined, out of funds legally available, payable quarterly. The dividends with respect to Vyteris Holdings Series B convertible redeemable preferred stock are cumulative, whether or not earned or declared and shall be paid quarterly in arrears. We accrued interest on the Vyteris Holdings Series B convertible redeemable preferred stock of $0.15 million in each of the four quarters of 2005. We expect to accrue dividends of $0.6 million per year until redemption begins. Interest accrued was $0.2 million for the three month periods ended March 31, 2006 and 2005.

     We are required to pay Becton Dickinson a royalty in respect of sales of each iontophoresis product stemming from intellectual property received by us from Becton Dickinson as part of our formation. For each such product, on a country-by-country basis, that obligation continues for the later of 10 years after the date of the first commercial sale of such product in a country and the date of the original expiration of the last-to-expire patent related to such product granted in such country. The royalty, which is to be calculated semi-annually, will be equal to the greater of 5% of all direct revenues, as defined below, or 20% of all royalty revenues, with respect to the worldwide sales on a product-by-product basis. No royalties will be earned by Becton Dickinson prior to November 10, 2005. "Direct revenues" are the gross revenues actually received by us from the commercial sale of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges or certain other expenses. "Royalty revenues" are the gross revenues actually received by us from any licensing or other fees directly relating to the licensing of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges and certain other expenses. Total accrued royalty in the condensed consolidated balance as of March 31, 2006 was insignificant.

     Commencing on March 1, 2006 and continuing for one year thereafter, Vyteris Holdings will be required to redeem on a quarterly basis an amount of Vyteris Holdings Series B convertible redeemable preferred stock equal to 5% of the gross profits derived from the sale of LidoSite. During the following years, we will be required to redeem (on a quarterly basis) an amount of Vyteris Holdings Series B convertible redeemable preferred stock equal to 10% of the gross profits derived from the sale of LidoSite. The redemption price of the Vyteris Holdings Series B convertible redeemable preferred stock is $1.00 per share (adjusted for splits, etc.) plus any accrued but unpaid dividends. As of March 31, 2006, the amount required by the Company to redeem on the series B convertible redeemable preferred stock was insignificant.

Subsequent Events

     In April 2006 and May 2006, STSG provided the Company with a total of $1.8 million under the same terms as the 2006 Promissory Notes described in Note 10 to the condensed consolidated financial statements.

Forward-Looking Information

     This Quarterly Report on Form 10-QSB contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). When used in this Quarterly Report on Form 10-QSB, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-QSB. Important factors that could cause actual results to differ materially from our forward looking statements are set forth in this Quarterly Report on Form 10-QSB, including under the heading "Risk Factors." All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-QSB. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

     Risk Factors

      You should carefully consider the risks described below together with all of the other information included in this Quarterly Report on Form 10-QSB when evaluating the Company and its business. If any of the following risks actually occurs, our business, financial condition, and results of operations could suffer. In that case, the price of our common stock could decline and our stockholders may lose all or part of their investment.


Risks Related to Our Business

We are experiencing a severe, continuing cash shortage.

     As of March 31, 2006, our cash and cash equivalents amounted to $0.2 million. Without any substantial revenues, we have been dependent upon borrowings; including borrowings from a related party; to remain in business. As of March 31, 2006, our current liabilities exceeded our current assets by approximately $8.4 million. If we do not raise capital immediately, we will be required to discontinue or substantially modify our business.

The holders of senior secured convertible debentures may declare a default under the terms of the senior secured convertible debentures agreement.

     Representatives of STSG, our principal stockholder, met with holders of a majority of the outstanding senior secured convertible debentures on February 14, 2006. The holders of the senior secured convertible debentures advised STSG that if they have a basis for declaring a default under the senior secured convertible debentures, they would be prepared to do so. If a default was declared under the senior secured convertible debentures and repayment of the outstanding indebtedness under the senior secured convertible debentures were accelerated, we would not have sufficient liquidity to repay the senior secured convertible debentures and remain in business. The senior secured convertible debentures, as well as other loans made to us, are secured by a first priority lien on all of our assets and our operating subsidiary. If we default under our secured loans, the lenders will be entitled to enforce their liens and take title to substantially all of the assets of Vyteris Holdings and our operating subsidiary.

     We are required to pay to each holder of the senior secured convertible debentures, in cash, on the last day of each calendar quarter, 11.11% of the original principal amount of the senior secured convertible debentures plus unpaid accrued interest thereon, with the first such principal payment of approximately $1.2 million occurring on August 31, 2006. We will require immediate financing to pay to each holder of the senior secured convertible debentures our first principal payment.

We are subject to restrictive covenants which are not likely to be waived by the holders of the senior secured convertible debentures.

     When we issued the senior secured convertible debentures in August 2005, we were required to agree to several restrictive covenants, including, among others, restrictions on our ability to sell to, merge with, or purchase, another business, incur additional debt, grant liens on our assets, or buyback or redeem stock, without the consent of those lenders. The holders of the senior secured convertible debentures have advised us that they have no intention of granting us waivers with respect to any of those covenants.

We received an unscheduled visit from the FDA during December 2005 and received a report on Form 483 which will require us to spend substantial time and money to correct deficiencies identified by the FDA.

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

An agreement that provided us with our principal source of revenues during 2005 and the first quarter of 2006 is subject to termination on short notice.

     Our agreement with Ferring Pharmaceuticals, under which we are developing a drug delivery product for female infertility, enables Ferring to terminate our relationship on short notice. This agreement was our principal source of revenues during 2005 and in the first quarter of 2006. Any reduction in our revenues will produce further need for capital infusions, which may not be available to us.

We have had a substantial change in management; our senior executive officer joined Vyteris recently.

     For several years, we were managed by Vincent DeCaprio, our former Chief Executive Officer, Michael McGuinness, our former Chief Financial Officer, and James Garrison, our former Vice President in charge of product development. Dr. DeCaprio and Mr. Garrison no longer works with the Company and Mr. McGuinness has recently resigned as the Chief Financial Officer, effective March 31, 2006. Dr. DeCaprio has been replaced by Timothy McIntrye. While Mr. McIntyre has experience in the operation of healthcare businesses, he had no involvement with Vyteris prior to December 2005. The Company currently has no Chief Financial Officer.

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

We received an unscheduled visit from the FDA during December 2005 and received a report on Form 483 which will require us to spend substantial time and money to correct deficiencies identified by the FDA.

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

An agreement that provided us with our principal source of revenues during 2005 and the first quarter of 2006 is subject to termination on short notice.

     Our agreement with Ferring Pharmaceuticals, under which we are developing a drug delivery product for female infertility, enables Ferring to terminate our relationship on short notice. This agreement was our principal source of revenues during 2005 and in the first quarter of 2006. Any reduction in our revenues will produce further need for capital infusions, which may not be available to us.

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

We currently sublease our principal facility from Beckton Dickinson. That sublease and the overlying lease for our principal manufacturing facility will expire on September 29, 2006. Failure to secure a lease for this facility will have a severe, negative impact on our business.

     Our principal facility houses our FDA approved manufacturing operations for the LidoSite product. If we unable to secure a lease for this facility we will have to move the manufacturing operations to another site. We have leased a second facility that can house the manufacturing operations, however, significant alterations will have to be made to the second facility to be compliant with FDA cGMP (Good Manufacturing Procedures) regulations. Such alterations are estimated to cost in excess of $1 million and will take at least six months to complete. Presently we do not have the funds to make such renovations. Our principal facility also houses our quality control and research and development labs. If we are unable to secure a lease for this facility these labs will need to be moved to another facility. We have leased a second facility that can house these labs, however, such a move will require us to spend substantial sums of money and will take many months to complete. Having to move our manufacturing facility and our labs will disrupt our business for a certain period of time during which no LidoSite product will be manufactured, no LidoSite product can be released by our quality control department and no development work will be performed on our infertility or other products. We are currently negotiating a new lease with the landlord and exploring other FDA approved manufacturing facilities.

We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability.

     From November 2000 through March 31, 2006, we incurred net losses in excess of $85.4 million, as we had been engaged primarily in clinical testing and development activities until the first quarter of 2005. We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur significant losses for the foreseeable future.

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

     We previously filed a registration statement with the SEC relating to the resale of 12,960,174 shares of Vyteris Holdings common stock. Since the registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by that registration statement, and for each month, or portion of a month, in which such delay continued, an amount equal to 2% of such purchase price, until we cured the delay, with an overall cap on such liquidated damages of 10% of the aggregate purchase price paid by such stockholders for such shares. That registration statement was initially declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which will materially adversely affect our financial condition. In addition, the Company is obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. Interest expense, included in registration rights penalty in the accompanying condensed consolidated statements of operations, was approximately $0.1 million for the three months ended March 31, 2006. We may be subject to additional penalties should the use of that prospectus or other registrations we have filed become suspended in the future.

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

     Kevin Kimberlin, through his ownership of STSG and related parties is our controlling stockholder. Mr. Kimberlin and related parties beneficially own more than 66.7% of our voting stock. Accordingly, Mr. Kimberlin controls us and has the power to elect our directors and to generally approve all actions requiring the approval of the holders of our voting stock, including adopting amendments to our articles of incorporation and bylaws and approving mergers, certain acquisitions or sales of all or substantially all of our assets, which could delay or prevent someone from acquiring or merging with us or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

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

Sales of a significant number of shares of our common stock, warrants or the exercise of stock options could depress the market price of our stock.

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

     As of March 31, 2006, stock options to purchase 4,099,751 shares of common stock were outstanding, of which options to purchase 1,815,790 shares were exercisable. Also outstanding as of the same date were warrants exercisable for 8,371,252 shares of common stock. Exercise of any outstanding stock options or warrants could harm the market price of our common stock.

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

     During the three-month period ending March 31, 2006, our Chief Financial Officer resigned. In addition, we implemented a new accounting system and had accounting staff turnover during the period. We have reassigned certain responsibilities and completed our testing of the conversion to the new accounting system. Thus, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In January 1999, Alza Corporation filed an opposition in the European Patent Office, or EPO, against European Patent No. 0 547 482, entitled "Iontophoresis System Having Features for Reducing Skin Irritation". We refer to this patent as the "482 patent". Becton Dickinson owned the "482 patent" at the time Alza filed the opposition and filed an answer challenging the opposition. Becton Dickinson subsequently assigned the patent to Vyteris. The EPO issued a preliminary opinion on November 11, 2000 upholding the "482 patent". During an oral hearing in the opposition on March 5, 2001, however, the EPO ruled that the "482 patent"'s claims lacked an inventive step, and it therefore revoked the patent. We appealed the EPO's decision. On March 26, 2004, we submitted written arguments and amended claims to the EPO for its consideration. During oral arguments on November 24, 2005, the EPO reversed its earlier ruling and maintained the patent with claims substantially similar to the amended claims submitted on March 26, 2004.

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

     In September of 2004, Alza filed an opposition in the EPO against European Patent No. 0 971 769, entitled, Circuit and Method for Automatically Turning Off an Iontophoretic System, which we refer to as the "769 patent". In the opposition, Alza has alleged that the "769 Patent" should be revoked because each of the claims lacks novelty or an inventive step over the prior art. Vyteris filed an initial response to the opposition, including amended claims, on July 14, 2005. A preliminary opinion of the EPO, issued on November 7, 2005, indicated that the amended claims were novel and inventive over the prior art and scheduled oral arguments for March 2006. On December 23, 2005, Alza indicated that it will no longer contest the opposition, provided that the EPO maintains the patent based on the amended claims. In January of 2006, we filed amendments to the specification to conform to the amended claims. Alza objected to the specification amendments. The EPO indicated in March of 2006 that it was inclined to accept our specification amendments, but invited additional comments on the matter. We intend to file additional brief comments in May of 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On March 31, 2006, a special meeting of the Company's stockholders was conducted. Only stockholders of record at the close of business on March 15, 2006, the record date, were entitled to vote at the special meeting. On that date, there were outstanding 19,293,819 shares of common stock and 7,500,000 shares of series B preferred stock outstanding (which were at the time convertible into 1,040,500 shares of common stock and as a result represented 1,047,500 votes).

      The stockholders approved the amendment to Article X of the Company's Articles of Incorporation as described below. (For 13,894,704 Against 19,274 Abstain 18,855).

      Section 2.6.1 of Article X of the Vyteris Holdings (Nevada), Inc. Articles of Incorporation shall be amended to add a new subsection (c) which will provide as follows:

      "Notwithstanding anything contained herein to the contrary, the redemption of the Series B Preferred Stock required by subsection (a) of this Section 2.6.1 shall not be effected until the first date on which there are no Debentures (as defined below) outstanding or any obligations owed thereunder (the "Termination Date"). For purposes of the preceding sentence, "Debentures" means the Senior Secured Convertible Debentures issued by the corporation pursuant to the Securities Purchase Agreement dated August 19, 2005, between and among the corporation and the investors party thereto. Following the Termination Date, the corporation shall redeem all amounts of Series B Preferred Stock which it would have been required to redeem prior to the Termination Date pursuant to subsection (a) but for the restriction on redemption contained in this subsection (c)."

      The amendment to the Company's Articles of Incorporation became effective on April 4, 2006.

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      The Company filed a Form 8-K on May 5, 2005, reporting under Item 4.01 "Changes In Registrant's Certifying Accountant" that Amper, Politziner & Mattia P.C. has been engaged by the Audit Committee of the Board of Directors of Vyteris Holdings (Nevada), Inc. to serve as the independent registered public accounting firm to audit the consolidated financial statements of Vyteris Holdings (Nevada), Inc. (the "Company"), including its wholly-owned subsidiary Vyteris, Inc., for the fiscal year ended December 31, 2006. The engagement letter was signed on May 3, 2006.

      In deciding to select Amper, Politziner & Mattia P.C., the audit committee reviewed auditor independence issues and existing commercial relationships with Amper, Politziner & Mattia P.C. and concluded that Amper, Politziner & Mattia P.C. has no commercial relationship with the Company or its subsidiary that would impair its independence for the fiscal year ending December 31, 2006.

      The Company has never (including during the two fiscal years ended December 31, 2005 and December 31, 2004, and through May 3, 2006) consulted with Amper, Politziner & Mattia P.C. regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

Item 6(a)                            Exhibits

10.89 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on April 4, 2006.

10.90 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated April 4, 2006.

10.91 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated April 4, 2006.

10.92 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on April 18, 2006.

10.93 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated April 18, 2006.

10.94 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated April 18, 2006.

10.95 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on May 5, 2006.

10.96 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated May 5, 2006.

10.97 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated May 5, 2006.

10.98 Allonge, Amendment and Waiver Number Two to the Securities Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated April 27, 2006.

31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification by the Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1      Certification by the Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350.

32.2 Certification by the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 18, 2006                 Vyteris Holdings (Nevada), Inc.

                                   /s/ Patrick McKiernan
                                   -----------------------------------------
                                       Patrick McKiernan
                                       Principal Accounting Officer

                                  EXHIBIT INDEX

    Exhibits No.                   Description



10.89 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on April 4, 2006.

10.90 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated April 4, 2006.

10.91 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated April 4, 2006.

10.92 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on April 18, 2006.

10.93 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated April 18, 2006.

10.94 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated April 18, 2006.

10.95 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on May 5, 2006.

10.96 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated May 5, 2006.

10.97 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated May 5, 2006.

10.99 Allonge, Amendment and Waiver Number Two to the Securities Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated April 27, 2006.

31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification by the Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1      Certification by the Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350.

32.2 Certification by the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.