Form 10QSB
period 2006-06-30
Vyteris Holdings (Nevada), Inc.
filed 2006-08-10
CIK 1139950

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2006

                  --------------------------------------------

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
                                 YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  CLASS                        OUTSTANDING AT JULY 31, 2006
   ------------------------------------       ------------------------------
    Common stock, par value $.001 share                 19,295,319

Transitional Small Business Disclosure Format (Check one): [ ] Yes  [X] No

================================================================================

================================================================================

                         VYTERIS HOLDINGS (NEVADA), INC.

                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets as of June 30, 2006
              (Unaudited) and December 31, 2005 ......................      3

           Unaudited Condensed Consolidated Statements of Operations
              for the Three and Six Months ended June 30, 2006
              and 2005 ...............................................      4

           Unaudited Condensed Consolidated Statements of Cash Flows
              for the Six Months ended June 30, 2006 and 2005 ........      5

           Notes to Unaudited Condensed Consolidated Financial
              Statements .............................................      6

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations ....................     20

Item 3.    Controls and Procedures ...................................     49

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings .........................................     50

Item 2.    Unregistered Sales of Equity Securities and Use of
              Proceeds ...............................................     51

Item 3.    Defaults Upon Senior Securities ...........................     51

Item 4.    Submission of Matters to a Vote of Security Holders .......     51

Item 5.    Other Information .........................................     51

Item 6.    Exhibits ..................................................     52

Signature  ...........................................................     52

      Vyteris, Inc.(R) is our trademark. LidoSite(R) is a registered trademark which we use under license from B. Braun Medical, Inc., or B. Braun, the trademark's owner. All other trademarks, servicemarks or trade names referred to in this Quarterly Report on Form 10-QSB are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         VYTERIS HOLDINGS (NEVADA), INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       June 30,      December 31,
                                                                                         2006            2005
                                                                                     ------------    ------------
                                                                                      (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents .....................................................   $    673,506    $    826,177
   Accounts receivable, net ......................................................        188,727          73,499
   Inventory, net ................................................................          5,987         114,320
   Prepaid expenses and other current assets .....................................        311,681         534,265
   Restricted cash ...............................................................        719,576         872,115
                                                                                     ------------    ------------
      Total current assets .......................................................      1,899,477       2,420,376

Restricted cash, less current portion ............................................        300,000         707,636
Property and equipment, net ......................................................      1,264,207       1,633,728
Deferred offering costs, net .....................................................      1,136,854       1,376,023
Other assets .....................................................................         75,000          75,000
                                                                                     ------------    ------------
TOTAL ASSETS .....................................................................   $  4,675,538    $  6,212,763
                                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Secured demand promissory notes due to a related party ........................   $  2,500,000    $  2,500,000
   Senior secured convertible debentures, net ....................................      4,039,133       1,706,033
   Accounts payable ..............................................................      1,156,424       1,522,237
   Accrued registration rights penalty ...........................................      1,749,787       1,620,764
   Accrued expenses, deferred revenue and current portion of capital leases ......      1,585,907       1,393,326
                                                                                     ------------    ------------
      Total current liabilities ..................................................     11,031,251       8,742,360

Senior secured convertible debentures, net, less current portion .................      4,289,724       6,118,156
Subordinated convertible notes due to a related party, net .......................      4,948,407              --
Deferred revenue, less current portion ...........................................        505,302         560,831
Capital lease obligation, less current portion ...................................         42,737          52,167

Preferred stock, 50,000,000 shares authorized, on June 30, 2006 and
   December 31, 2005:
   Series B convertible, mandatorily redeemable preferred stock; 7,500,000 shares issued and outstanding on June 30, 2006 and December 31, 2005;
      liquidation preference $8,550,000 and $8,250,000 at June 30, 2006 and
      December 31, 2005, respectively ............................................      8,550,000       8,250,000
                                                                                     ------------    ------------
         Total liabilities .......................................................     29,367,421      23,723,514

Stockholders' equity (deficit):
   Common stock, par value $.001 per share; 100,000,000 shares authorized,
      19,295,319 and 19,293,858 shares issued and outstanding at June 30, 2006
      and December 31, 2005, respectively ........................................         19,295          19,294
   Additional paid-in capital ....................................................     64,529,088      63,862,168
   Deferred compensation .........................................................             --         (88,943)
   Retained earnings (accumulated deficit) .......................................    (89,240,266)    (81,303,270)
                                                                                     ------------    ------------
Total stockholders' equity (deficit) .............................................    (24,691,883)    (17,510,751)
                                                                                     ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) .............................   $  4,675,538    $  6,212,763
                                                                                     ============    ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                         VYTERIS HOLDINGS (NEVADA), INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three months ended             Six months ended
                                                June 30,                      June 30,
                                      ---------------------------   ---------------------------
                                          2006           2005           2006           2005
                                      ------------   ------------   ------------   ------------
Revenues:
   Product sales ..................   $      8,508   $     28,946   $     56,580   $    313,445
   Product development ............        562,146        376,633        968,350        596,422
   Other revenue ..................         31,144         64,102         88,244         77,966
                                      ------------   ------------   ------------   ------------
      Total revenues ..............        601,798        469,681      1,113,174        987,833
                                      ------------   ------------   ------------   ------------

Cost and expenses:
   Cost of sales ..................         43,702      1,194,478        234,010      1,778,528
   Research and development .......      1,858,379      1,825,600      3,734,390      3,270,837
   General and administrative .....      1,459,427      1,448,316      3,007,545      2,977,756
   Registration rights penalty ....         64,868        658,000        129,023      1,425,667
                                      ------------   ------------   ------------   ------------
      Total cost and expenses .....      3,426,376      5,126,394      7,104,968      9,452,788
                                      ------------   ------------   ------------   ------------

Loss from operations ..............     (2,824,578)    (4,656,713)    (5,991,794)    (8,464,955)
                                      ------------   ------------   ------------   ------------

Interest (income) expense:
   Interest income ................        (16,884)        (5,363)       (33,846)       (25,181)
   Interest expense to related
      parties .....................        345,832        514,266        724,541        983,177
   Interest expense ...............        641,121            411      1,254,507            971
                                      ------------   ------------   ------------   ------------
      Interest expense, net .......        970,069        509,314      1,945,202        958,967
                                      ------------   ------------   ------------   ------------

   Net loss .......................   $ (3,794,647)  $ (5,166,027)  $ (7,936,996)  $ (9,423,922)
                                      ============   ============   ============   ============

Net loss per common share:
         Basic and diluted ........   $      (0.20)  $      (0.27)  $      (0.41)  $      (0.49)
                                      ============   ============   ============   ============
Weighted average number of common
   shares:
         Basic and diluted ........     19,295,152     19,293,858     19,294,486     19,293,858

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                         VYTERIS HOLDINGS (NEVADA), INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           Six months ended
                                                                                               June 30,
                                                                                     ----------------------------
                                                                                         2006            2005
                                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             $ (7,936,996)   $ (9,423,922)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization .................................................        375,228         238,387
   Amortization of deferred compensation .........................................             --         102,748
   Stock based compensation charges ..............................................        385,297              --
   Amortization of financing costs for issuance of working capital facility ......             --         627,500
   Amortization of senior secured convertible debentures discount ................        508,268              --
   Amortization of offering costs on senior secured convertible debentures .......        239,169              --
   Amortization of unsecured convertible debentures discount .....................         10,674              --
   Accrued registration rights penalty ...........................................        129,023       1,425,667
   Loss on disposal of fixed assets ..............................................          1,480              --
   Inventory reserves ............................................................        108,684       1,080,996
   Interest charges for warrants issued for working capital facility extension ...        304,700              --
   Amortization of discount of secured promissory note to related party ..........             --          29,274
   Deferred rent .................................................................         35,096          28,886
   Deferred revenue ..............................................................        (55,529)             --
Change in operating assets and liabilities:
      Accounts receivable ........................................................       (115,228)       (318,854)
      Inventory ..................................................................           (351)     (3,150,776)
      Prepaid expenses and other assets ..........................................        222,584         164,502
      Accounts payable ...........................................................       (365,813)      1,868,670
      Accrued expenses and other liabilities .....................................         56,376         692,751
      Interest payable to related parties ........................................        409,167         315,783
                                                                                     ------------    ------------
Net cash used in operating activities ............................................     (5,688,171)     (6,318,388)
                                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Changes in restricted cash ....................................................        560,175        (425,000)
   Purchase of equipment .........................................................         (7,187)     (1,054,804)
                                                                                     ------------    ------------
Net cash provided by (used in) investing activities ..............................        552,988      (1,479,804)
                                                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Disbursements related to issuance costs of common stock and warrants ..........             --        (341,244)
   Proceeds from issuance of unsecured promissory notes to related parties .......        250,000              --
   Proceeds from issuance of promissory note to related party ....................      4,750,000              --
   Proceeds from issuance of secured promissory note to related party ............             --       2,000,000
   Repayment of capital lease obligations and other ..............................        (17,488)         (9,488)
                                                                                     ------------    ------------
Net cash provided by financing activities ........................................      4,982,512       1,649,268
                                                                                     ------------    ------------

   Net decrease in cash and cash equivalents .....................................       (152,671)     (6,148,924)
   Cash and cash equivalents at beginning of the period ..........................        826,177       6,438,737
                                                                                     ------------    ------------
   Cash and cash equivalents at end of the period ................................   $    673,506    $    289,813
                                                                                     ============    ============
   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period:
         Interest paid ...........................................................   $    507,034    $        973
      Non-cash financing activities:
         Issuance of warrants in connection with issuance of subordinated
            convertible unsecured promissory note ................................   $     62,267    $     79,943

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          VYTERIS HOLDINGS (NEVADA), INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Organization and Basis of Presentation

      Business

      Vyteris Holdings (Nevada), Inc. (formerly Treasure Mountain Holdings, Inc.) has developed and produced the first electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to administer certain therapeutics either directly to the skin or into the bloodstream. In January 2005, the Company received approval from the United States Food and Drug Administration ("FDA") for its manufacturing facility and processes for LidoSite. The Company holds over 60 U.S. patents relating to the delivery of drugs across the skin using a mild electric current. The Company operates in one business segment. The Company was a "development stage enterprise" (as defined in Statement of Financial Accounting Standards ("SFAS") No. 7) until January 1, 2005. The terms "Vyteris Holdings" and the "Company" refer to each of Vyteris Holdings (Nevada), Inc., Vyteris, Inc. and the combined company.

      Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the six-month period ending June 30, 2006, the Company financed its operations with a $0.3 million loan in the form of 10.0% Subordinated Convertible Unsecured Promissory Note and $4.8 million of Promissory Notes from Spencer Trask Specialty Group, LLP, or STSG (see Note 10). As discussed in Note 17, the Company received $1.2 million in financing in the third quarter of 2006. Net proceeds from these financings have not provided sufficient funds for the Company's current operations. Subsequent financings will be required to fund the Company's operations. No assurance can be given that the Company will be successful in arranging the further financing needed to continue the execution of its business plan, which includes the development of new products. Failure to obtain such financing will require management to substantially curtail operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue in business as a going concern.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. The condensed consolidated balance sheet as of December 31, 2005 has been derived from those audited consolidated financial statements. Operating results for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

      Restricted cash

      As of December 31, 2005, the Company had $1.6 million of restricted cash, consisting of $1.2 million deposited in a cash collateral account to secure the payment of interest on the senior secured convertible debentures issued on August 19, 2005 and the optional debentures, and $0.4 million that guarantees issued letters of credit. As of June 30, 2006, the Company has $1.0 million of restricted cash, consisting of $0.7 million deposited in a cash collateral account to secure the payment of interest on the senior secured convertible debentures issued on August 19, 2005 and the optional debentures (see Note 9), and $0.3 million that guarantees issued letters of credit.

      Stock options

      On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our condensed consolidated statements of operations.

      The Company adopted SFAS No. 123R using the modified prospective method as of January 1, 2006. The Company's condensed consolidated financial statements as of and for the three and six-month periods ended June 30, 2006 reflect the impact of adopting SFAS No. 123R. In accordance with the modified prospective method, the condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. See Note 13 "Stock-Based Compensation" for further details.

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

      The Company currently relies on a single customer, B. Braun Medical, Inc., or B. Braun, to generate product revenue. The Company granted B. Braun the right to be its principal, worldwide sales and marketing distributor for its LidoSite product. On March 7, 2006, the Company and B. Braun amended B. Braun's right to be its exclusive worldwide sales and marketing distributor for its LidoSite product by granting back to the Company the sales and marketing distribution rights to the U.S. physician office market and the Japanese market. At the present time, the Company has no planned sales and marketing activities in these markets.

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

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

      Commercial distribution of the LidoSite product began on March 1, 2005. In the six-month period ended June 30, 2005, the Company reported a limited number of controllers distributed to hospitals had not performed in accordance with its expectations and that as a result of this condition the Company was making mechanical changes to the connector of the LidoSite controller to improve its reliability. The Company also reported that B. Braun had decided not to expand sales efforts beyond the initial group of hospitals who had been ordering or trialing our LidoSite product until the new controllers are available. Since that time, the Company has completed the design changes, verified the improved performance of the controller units and initiated manufacturing of new controller units incorporating these changes at its supplier. B. Braun has reinitiated sales efforts on a national basis and strengthened its training efforts through a certification process at its February 2006 national sales meeting.

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

      In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), effective for fiscal years beginning after December 15, 2006. FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately. A tax benefit will be recognized only if it meets a "more-likely-than-not" recognition threshold. For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. Tax positions that previously failed to meet this "more-likely-than-not" recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Management does not expect the adoption of this interpretation to have a significant impact on the Company's financial position or results of operations.

3. Restructuring

      On January 31, 2006, the Company announced a headcount reduction of 21 employees or approximately 32% of the workforce as compared to December 31, 2005. The workforce reduction is intended to optimize the Company's resources to meet its immediate commercial opportunities. It is also reflective of the Company's current inventory level of its LidoSite product. As of June 30, 2006, the Company had enough LidoSite product in inventory to satisfy anticipated demand through December 2006. In connection with the reduction in headcount, the Company recorded approximately $0.1 million of severance related expenses in the condensed consolidated statement of operations for the six-month period ended June 30, 2006. There were no unpaid severance costs as of June 30, 2006.

                        VYTERIS HOLDINGS (NEVADA), INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

4. Inventories, net

      Inventories consist of the following:

                                                   June 30,      December 31,
                                                     2006            2005
                                                -------------   --------------
                                                 (Unaudited)

      Raw materials .........................   $     636,628   $      724,894
      Work in process .......................         204,174          508,968
      Finished goods ........................         405,017          454,445
                                                -------------   --------------
         Inventory ..........................       1,245,819        1,688,307
      Excess and obsolete inventory .........      (1,239,832)      (1,573,987)
                                                -------------   --------------
         Inventory, net .....................   $       5,987   $      114,320
                                                =============   ==============

      Inventories are stated at the lower of cost (first-in, first-out method) or market. The lower of cost or market adjustment included above amounted to $0.6 million and $0.9 million, at June 30, 2006 and December 31, 2005, respectively.

      The Company assesses the valuation of its inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory and the lower of cost or market adjustment. The key factors in the Company's inventory review process are the historical rates for raw material and fabricated patch meeting its product specification acceptance criteria, contractual terms with B. Braun and anticipated demand for the LidoSite product. Based upon this analysis, the Company increased its valuation allowance by $0.04 and $0.06 million for excess and obsolete inventory during the three and six-month periods ended June 30, 2006, respectively.

5. Property and Equipment, net

      Property and equipment, net consist of the following:

                                                  June 30,       December 31,
                                                    2006             2005
                                                -------------   --------------
                                                 (Unaudited)

      Manufacturing and laboratory
         equipment ..........................   $   2,025,551   $    2,025,551
      Furniture and fixtures ................         323,112          323,112
      Office equipment ......................         244,562          248,032
      Leasehold improvements ................         330,657          330,657
      Software ..............................         133,979          130,608
                                                -------------   --------------
                                                    3,057,861        3,057,960
      Less: Accumulated depreciation and
         amortization .......................      (1,986,504)      (1,617,082)
                                                -------------   --------------
                                                    1,071,357        1,440,878

      Construction in progress ..............         192,850          192,850
                                                -------------   --------------
                                                $   1,264,207   $    1,633,728
                                                =============   ==============

      Depreciation and amortization expense, included in cost and expenses in the accompanying condensed consolidated statements of operations, was approximately $0.2 million and $0.1 million for the three months ended June 30, 2006 and 2005, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2006 and 2005, respectively.

                        VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

6. Secured Demand Promissory Notes

      In September 2004, STSG agreed to provide the Company (or, at its option, cause a related party to provide to the Company) with up to $5.0 million in working capital loans in the form of 11.5% secured demand promissory notes (the "Working Capital Facility"). Pursuant to the terms of the Working Capital Facility, amounts drawn under the facility were to be repaid on or before November 15, 2005. The Working Capital Facility is secured by a lien on all of the Company's and its operating subsidiary's assets, which is subordinate to the lien on those assets held by the lenders in our August Financing transaction (see Note 9). The Working Capital Facility expired on September 30, 2005. As of June 30, 2006 and December 31, 2005, $2.5 million was outstanding under this facility. The Company recorded accrued and unpaid interest to related parties of approximately $0.1 million in accrued expenses and current portion of long term liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005.

      As of September 30, 2005, the Company did not have adequate accounts receivable and inventory to collateralize amounts drawn under the Working Capital Facility. The indebtedness under the Working Capital Facility matured on November 15, 2005 under its original terms. In light of this collateral coverage deficiency and the maturity of the indebtedness under the Working Capital Facility, the Company has negotiated with STSG a waiver of all applicable covenant defaults and an extension of the maturity date. STSG and the Company have agreed to the following: (a) the noteholders will waive all covenant defaults resulting from inadequate collateral coverage until November 30, 2006,
(b) the maturity dates under the Working Capital Facility will be deferred until November 30, 2006 and (c) on a monthly basis until November 30, 2006, the Company will issue to the noteholders warrants to purchase 110,000 shares of the Company's common stock at an exercise price of $2.40 per share. Management estimated that the fair value of 330,000 warrants issued during the three months ended June 30, 2006 was approximately $0.1 million and the 660,000 warrants issued during the six months ended June 30, 2006 was approximately $0.3 million using the Black-Scholes option-pricing model. The fair value of these warrants is included in interest expense to related parties in the accompanying condensed consolidated statements of operations.

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

      In connection with the September 2004 Private Placement and the December 2004 Notes, the Company filed a registration statement with the Securities and Exchange Commission (the "SEC") relating to the resale of shares of its common stock. Since that registration statement was not declared effective by the SEC by February 25, 2005, the Company was obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continues, an amount equal to 2% of such purchase price, until the Company cured the delay, with an overall cap on such registration rights penalty, or liquidated damages, of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect the Company's financial condition. In addition, the Company is obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. The Company has not yet paid such amount and interest continues to

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

accrue. Interest expense, included in registration rights penalty in the accompanying condensed consolidated statements of operations, was approximately $64,900 and $129,000 for the three and six months periods ended June 30, 2006, respectively.

8. Accrued Expenses, Deferred Revenue and Current Portion of Capital Leases

      Accrued expenses, deferred revenue and current portion of capital leases consist of the following:

                                                    June 30,       December 31,
                                                      2006            2005
                                                 -------------   --------------
                                                  (Unaudited)

      Compensation and benefits payable .....    $     460,886   $       91,525
      Accrued accounting fees ...............           68,250          150,000
      Accrued insurance costs ...............           67,051          163,403
      Deferred revenue, current portion .....          124,678          127,178
      Product development billings in
         excess of amounts earned ...........           91,208               --
      Interest payable and accrued
         expenses due to a related party ....          302,843           71,587
      Current portion of capital lease
         obligation .........................           25,003           33,061
      Continuous motion patch machine costs
         and delivery .......................          166,264          391,000
      Other .................................          279,724          365,572
                                                 -------------   --------------
                                                 $   1,585,907   $    1,393,326
                                                 =============   ==============

9. Senior Secured Convertible Debentures issued on August 19, 2005

      During 2005, the Company issued senior secured convertible debentures due August 31, 2008, which initially have an interest rate of 8% per annum, with an aggregate principal amount of $10.5 million and warrants to purchase 2,243,172 shares of the Company's common stock. $10.0 million of the $10.5 million was issued on August 19, 2005 and is convertible into shares of the Company's common stock at $2.40 per common share, the Company refers to this transaction as the August 2005 Transaction. The remainder, $0.5 million, was issued on December 23, 2005 and is convertible into shares of the Company's common stock at $1.56 per common share, the Company refers to this transaction as the December 2005 Transaction. The Company refers to the August 2005 Financing and December 2005 Financing, collectively, as the August Financing. At any time and at the holder's option, each holder may convert any outstanding August Financing debentures it holds into shares of the Company's common stock. As of June 30, 2006 and December 31, 2005, the August Financing debentures are convertible into approximately 4,484,846 shares of the Company's common stock.

      Net proceeds from the August Financing, excluding any proceeds arising from the exercise of warrants in the future, were approximately $7.6 million, after giving effect to $1.4 million in deal expenses and $1.5 million of cash received in the August Financing, which the Company was required to deposit in a cash collateral account for the benefit of the holders of the senior secured convertible debentures. Net proceeds from the August Financing were used for general corporate purposes. Offering costs amortization expense was approximately $0.1 million and $0.2 million for the three and six-month periods ended June 30, 2006, respectively, and is included in interest expense in the condensed consolidated statements of operations.

      The Company allocated the aggregate proceeds of the August Financing between the warrants and the debentures based on their fair values in accordance with Accounting Principle Board ("APB") No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, ("APB No. 14"), and thus recorded $3.0 million as additional paid-in capital for the value allocated to the warrants. Management determined the fair value of the warrants utilizing the Black-Scholes option-pricing model. The Company will amortize the fair market value of the warrants through August 2008, the date of maturity. Warrant amortization expense was $0.3 million and $0.5

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

million for the three and six-month periods ended June 30, 2006, respectively, and is included in interest expense in the condensed consolidated statements of operations. Should the debentures be converted or paid prior to the payment terms, the amortization of the fair value allocated to the warrants will be accelerated.

      The carrying value of the senior secured convertible debentures is as follows at June 30, 2006 and December 31, 2005:

                                                    June 30,      December 31,
                                                      2006           2005
                                                 -------------   --------------
                                                  (Unaudited)

      Principal amount of senior secured
         convertible debentures ..............   $  10,496,400   $   10,500,000
      Less: fair value of warrants
         (original basis $3,031,746), net of
         amortization ........................      (2,167,543)      (2,675,811)
                                                 -------------   --------------
         Balance outstanding including
            current portion ..................   $   8,328,857   $    7,824,189
                                                 =============   ==============

      The Company entered into a cash collateral agreement with the lenders and Wachovia National Bank, National Association, as collateral agent, pursuant to which the Company deposited with the collateral agent the sum of $1.5 million. This amount is equivalent to two years' of interest on the senior secured convertible debentures issued in the August Financing and secures the Company's obligations to pay such interest to the holders of such debentures. Interest is payable in cash starting on the last day of each quarter beginning August 31, 2005 at a fixed rate of 8% per annum. However, because certain liquidity milestones as defined in the agreement were not met, the interest rate was adjusted to 10% on February 15, 2006. Interest expense for the three and six month periods ended June 30, 2006 was approximately $0.3 million and $0.5 million, respectively, and is included in interest expense in the condensed consolidated statements of operations.

      The Company is required to pay to each holder of the senior secured convertible debentures, in cash, on the last day of each quarter, 11.11% of the original principal amount of the senior secured convertible debentures, plus unpaid accrued interest thereon, with the first such principal payment date occurring on August 31, 2006, at which time the Company is required to make a principal payment of $1.2 million. The Company may elect to pay all or a portion of a principal payment in shares of common stock if certain milestones as defined in the agreement are met. If the Company elects to issue shares of common stock in lieu of cash, it must deliver to the holder such number of shares of common stock equal to the amount of principal and interest accrued and payable with respect to the senior secured convertible debentures as of such principal payment date, divided by 93% of the "current price," as defined, in effect on such date. Since this conversion feature is contingent, no beneficial conversion feature has been recognized.

      The schedule of principal payments is as follows:

                 2006 ........................   $   2,333,100
                 2007 ........................       4,666,200
                 2008 ........................       3,497,100
                                                 -------------
                        Total ................   $  10,496,400
                                                 =============

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

      The Company allocated the aggregate proceeds of the January 2006 Promissory Note between the warrants and the debentures based on their fair values in accordance with APB No. 14 and thus recorded approximately $62,000 as additional paid-in capital for the value allocated to the warrants. Management determined the fair value of the warrants utilizing the Black-Scholes option-pricing model. The Company will amortize the fair market value of the warrants through December 2008, the date of maturity. Warrant amortization expense was approximately $5,300 and $10,700 for the three and six-month periods ended June 30, 2006, respectively, and is included in interest expense to related parties in the condensed consolidated statements of operations. Should the January 2006 Promissory Note be converted or paid prior to the payment terms, the amortization of the fair value allocated to the warrants will be accelerated.

      2006 Promissory Notes

      In 2006, STSG provided the Company with a total of $4.8 million in loans in the form of Subordinated Convertible Unsecured Promissory Notes (the "2006 Promissory Notes"). The 2006 Promissory Notes: (i) mature on December 1, 2008;
(ii) bear interest at a rate equal to 10% per annum payable in cash on a semi-annual basis; (iii) are convertible into shares of common stock at a conversion price of $2.40 per share; (iv) are convertible into the Company's next private financing of equity or debt securities and (v) have piggy-back registration rights. As an inducement to STSG to make these loans the Company entered into a letter agreement with STSG pursuant to which the Company agreed to use its best efforts to take all necessary and appropriate action to amend its articles of incorporation to reduce the conversion price of its series B convertible preferred stock (of which STSG is the principal holder) from $7.16 per share to $1.00 under certain conditions. This reduction has not yet taken place.

      The following is a schedule of the 2006 Financings:

                                                                     Balance At
                                             Issuance      Principal  June 30,
                Lender                         Date          Amount     2006
-------------------------------------------------------------------------------
Spencer Trask Specialty Group, LLC      January 31, 2006    $250,000 $  250,000
Spencer Trask Specialty Group, LLC      February 13, 2006    500,000    500,000
Spencer Trask Specialty Group, LLC      February 16, 2006    500,000    500,000
Spencer Trask Specialty Group, LLC      March 21, 2006       500,000    500,000
Spencer Trask Specialty Group, LLC      April 4, 2006        500,000    500,000
Spencer Trask Specialty Group, LLC      April 18, 2006       750,000    750,000
Spencer Trask Specialty Group, LLC      May 5, 2006          500,000    500,000
Spencer Trask Specialty Group, LLC      May 23, 2006         500,000    500,000
Spencer Trask Specialty Group, LLC      June 8, 2006         500,000    500,000
Spencer Trask Specialty Group, LLC      June 26, 2006        500,000    500,000
Less: fair value of warrants (original
basis $62,267), net of amortization                                     (51,593)
                                                                     ----------
   Balance at June 30, 2006                                          $4,948,407
                                                                     ==========

                        VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

      11. Series B Convertible Redeemable Preferred Stock

      Effective upon cancellation of all outstanding shares of the Vyteris series A convertible redeemable preferred stock on September 29, 2004, the holders of the Vyteris Holding's series B convertible redeemable preferred stock were entitled to receive, ratably, an annual cash dividend of 8% of the then applicable redemption price of $7.5 million out of funds legally available, payable quarterly. The dividends on the Vyteris Holding's series B convertible redeemable preferred stock were cumulative, whether or not earned or declared and were to be paid quarterly in arrears, and are $1.0 million and $0.8 million at June 30, 2006 and December 31, 2005, respectively. In the event of liquidation, holders of Vyteris Holding's series B convertible redeemable preferred stock are entitled to receive a liquidation preference of $1.00 per share (adjusted for stock splits or combinations of such stock, recapitalizations, or other similar transactions that have the effect of increasing or decreasing the number of shares represented by each outstanding share of such stock), plus an amount equal to all declared but unpaid dividends on the Vyteris Holding's series B convertible redeemable preferred stock.

      With respect to the distribution of assets, Vyteris Holdings series B convertible redeemable preferred stock ranks senior to the Company's common stock. Each share of Vyteris Holdings series B convertible redeemable preferred stock is convertible at any time, at the option of the holder, into common stock at a price per share if converted within 18 months from March 31, 2004, of $9.55; if converted within the next 18 months, $7.16; or if converted any time thereafter, $3.58. The holders of Vyteris Holdings series B convertible redeemable preferred stock (and the holders of any other series of preferred stock with similar voting rights as the Vyteris Holdings Series B convertible redeemable preferred stock) vote together with the holders of shares of common stock as a single class in all matters to be voted on by shareholders of the Company, except that the vote or consent of the holders of a majority of the shares of Vyteris Holdings series B convertible redeemable preferred stock is necessary to authorize or issue an equity security having any preference over or being on a parity with the Vyteris Holdings series B convertible redeemable preferred stock with respect to dividend or liquidation preference; increase the number of authorized shares of Vyteris Holdings series B convertible redeemable preferred stock; or amend, alter or repeal any provision of the Company's Certificate of Incorporation, Certificate of Designations or By-laws, if such action would alter, in any material respect, the rights of the Vyteris Holdings series B convertible redeemable preferred stock. Since we classify the series B convertible redeemable preferred stock as a liability on the condensed consolidated balance sheets, the stated dividends are classified as interest expense and amounted to $0.2 million for the three months ended June 30, 2006 and 2005 and $0.3 million for the six months ended June 30, 2006 and 2005.

      Mandatory redemption commences on March 1, 2006, the first anniversary date of the first commercial sale of LidoSite and continuing for one year thereafter, the Company is required to redeem (on a quarterly basis) an amount of Vyteris Holdings Series B convertible redeemable preferred stock equal to 5% of the gross profits derived from the sale of LidoSite. During the following years, the Company is required to redeem (on a quarterly basis) an amount of Vyteris Holdings series B convertible redeemable preferred stock equal to 10% of the gross profits derived from the sale of LidoSite. As of June 30, 2006, the amount required by the Company to redeem on the series B convertible redeemable preferred stock was insignificant.

      12. Related Party Transactions

      In addition to the Working Capital Facility described in Note 6, the August Financing in Note 9, the 2006 Financings described in Note 10, the Company had the following related party transactions:

            o At June 30, 2006 and December 31, 2005, approximately $61,000 is included in accrued expenses and current portion of long term liabilities in the accompanying condensed consolidated balance sheets for amounts owed to Spencer Trask and Spencer Trask Ventures, Inc. for certain expenses paid on behalf of the Company.

                        VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

            o During December 2001, $10,000 of Spencer Trask's funds were deposited in the Company's bank account in error by the Company's bank. Therefore, at June 30, 2006 and December 31, 2005, $10,000 is included in accrued expenses and current portion of long term liabilities in the accompanying condensed consolidated balance sheets.

            o During each of the six months ended June 30, 2006 and 2005, the Company made minimum lease payments of approximately $0.1 million and $0.2 million, respectively, under a non-cancelable operating sublease with Becton, Dickinson and Company, or Becton Dickinson, for office and facility space. In addition, the Company owed Becton Dickinson approximately $0.1 million and $26,000 at June 30, 2006 and December 31, 2005, respectively. The Company operated as a division of Becton Dickinson for over ten years. In November 2000, Becton Dickinson transferred to us certain assets in exchange for common stock, preferred stock and a royalty agreement.

            o On April 26, 2005, the Company announced the appointment of Russell O. Potts, Ph.D. to its Board of Directors. Dr. Potts is a member of our Scientific Advisory Board and has served the Company as a consultant in drug delivery, glucose monitoring and medical devices since April 2003. The Company paid Dr. Potts approximately $50,000 and $5,000 for consulting services in the six months ended June 30, 2006 and 2005, respectively.

      The Company is required to pay Becton Dickinson a royalty in respect of sales of each iontophoresis product stemming from intellectual property received by the Company from Becton Dickinson as part of the formation of the Company. For each such product, on a country-by-country basis, that obligation continues for the later of 10 years after the date of the first commercial sale of such product in a country and the date of the original expiration of the last-to-expire patent related to such product granted in such country. The royalty, which is to be calculated semiannually, will be equal to the greater of 5% of all direct revenues, as defined below, or 20% of all royalty revenues, with respect to the worldwide sales on a product-by-product basis. No royalties will be earned by Becton Dickinson prior to November 10, 2005. "Direct revenues" are the gross revenues actually received by the Company from the commercial sale of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges or certain other expenses. "Royalty revenues" are the gross revenues actually received by the Company from any licensing or other fees directly relating to the licensing of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges and certain other expenses. Total accrued royalty in the condensed consolidated balance sheet as of June 30, 2006 was insignificant.

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

      On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, requiring it to recognize expense related to the fair value of its stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R, and therefore has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for the three and six-month periods ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original

                        VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

provisions of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

      Stock option activity for the six-month period ended June 30, 2006:

                                    Number of   Exercise Price   Weighted Average   Intrinsic
                                      Shares       Per Share      Exercise Price      Value
                                    ---------   --------------   ----------------   ---------
Outstanding at January 1, 2006 ..   2,504,033   $1.43 - $ 3.04         $2.65
Granted .........................   2,020,000    0.28 -   1.45          1.20
Exercised .......................          --               --            --
Cancelled .......................    (241,638)   1.43 -   3.04          2.75
                                    ---------
Outstanding at June 30, 2006 ....   4,282,395   $0.28 - $ 3.04         $1.98        $  52,900
                                    =========

Exercisable at June 30, 2006 ....   1,887,866   $1.43 - $ 3.04         $2.68        $      --
                                    =========

      The following table sets forth the total stock-based compensation expense resulting from stock options in the Company's condensed consolidated statements of operations for the three and six-month periods ended June 30, 2006:

                                                                 3 Months   6 Months
                                                                  Ended       Ended
                                                                    June 30, 2006
                                                                 -------------------
                                                                     (Unaudited)
Research and development ......................................  $ 73,320   $145,210
General and administrative ....................................   120,844    240,087
                                                                 --------   --------
   Stock-based compensation expense before income taxes .......   194,164    385,297
Income tax benefit ............................................        --         --
                                                                 --------   --------
   Total stock-based compensation expense after income taxes ..  $194,164   $385,297
                                                                 ========   ========

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

                        VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

      The following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three and six-months ended June 30, 2005:

                                                    Three Months    Six Months
                                                       Ended          Ended
                                                           June 30, 2005
                                                    ---------------------------
                                                            (Unaudited)
Net loss, as reported ...........................   $ (5,166,027)  $ (9,423,922)
Add: stock-based employee compensation expense
  included in reported net loss .................         52,875        102,748
Deduct: stock-based employee compensation
  expense determined under fair value based
  method for all awards .........................     (2,354,600)    (2,433,061)
                                                    ------------   ------------
Pro forma net loss ..............................   $ (7,467,752)  $(11,754,235)
                                                    ============   ============

Net loss per common share, as reported:
  Basic and diluted .............................   $      (0.27)  $      (0.49)
  Basic and diluted, pro forma ..................   $      (0.39)  $      (0.61)
Weighted average number of common shares:
  Basic and diluted .............................     19,293,858     19,293,858

      The fair value of stock-based awards was estimated using a binomial model with the following weighted-average assumptions for stock options granted in the three and six-months ended June 30, 2005:

                                                   Three Months      Six Months
                                                  Ended June 30,    Ended June 30,
                                                 ---------------   ---------------
                                                  2006     2005     2006     2005
                                                 ------   ------   ------   ------
                                                   (Unaudited)       (Unaudited)
Expected holding period (years) ..............     5.1      6.0      5.0      6.0
Risk-free interest rate ......................    5.16%    3.97%    4.50%    3.97%
Dividend yield ...............................       0%       0%       0%       0%
Volatility ...................................    92.8%    97.0%    96.2%    97.0%
Weighted-average fair value at grant date ....   $0.22    $2.41    $1.24    $2.41

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

                        VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

      As of June 30, 2006, $2.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.4 years.

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

16. Loss Per Share

      The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share for the three and six months ended June 30, 2006 and 2005.

                                              Three Months Ended           Six Months Ended
                                                   June 30,                    June 30,
                                          ------------------------------------------------------
                                              2006          2005          2006           2005
                                          -----------   ------------   -----------   -----------
Numerator:
   Net loss ...........................   $(3,794,647)  $ (5,166,027)  $(7,936,996)  $(9,423,922)
Denominator:
   Weighted average shares ............    19,295,152     19,293,858    19,294,486    19,293,858
                                          -----------   ------------   -----------   -----------
Basic and diluted net loss per share ..   $     (0.20)  $      (0.27)  $     (0.41)  $     (0.49)
                                          ===========   ============   ===========   ===========

      The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period.

                                                   June 30,
                                               2006         2005
                                            ----------   ---------
          Convertible preferred stock ..     1,047,500     785,625
          Convertible debt .............     6,567,680          --
          Warrants .....................     8,788,542   5,241,309
          Options ......................     4,282,395   2,901,301
                                            ----------   ---------
              Total ....................    20,686,117   8,928,235
                                            ==========   =========

17. Subsequent Events

      From July 1, through August 10, 2006, STSG provided the Company with a total of $1.2 million under the same terms and conditions as the 2006 Promissory Notes described in Note 10.

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

Overview

      Vyteris Holdings (Nevada), Inc. (formerly Treasure Mountain Holdings, Inc.) has developed and produced the first electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to administer certain therapeutics either directly to the skin or into the bloodstream. In January 2005, the Company received approval from the United States Food and Drug Administration ("FDA") for its manufacturing facility and processes for LidoSite. The Company holds over 60 U.S. patents relating to the delivery of drugs across the skin using a mild electric current. The Company operates in one business segment. The Company was a "development stage enterprise" (as defined in Statement of Financial Accounting Standards ("SFAS") No. 7) until January 1, 2005. The terms "Company," "Vyteris Holdings," "us," "we" or "our" refer to each of Vyteris Holdings (Nevada), Inc. and the combined company.

Liquidity

      On June 30, 2006 our cash position was $0.7 million and we had negative working capital of $9.1 million. During 2005, we financed our operations through two financings with a related party; a $2.5 million loan in connection with a Working Capital Facility and the sale of $10.5 million aggregate principal amount of senior secured convertible debentures. During the first six-months in 2006, we financed our operations with a $0.3 million loan in the form of 10.0% subordinated convertible unsecured promissory note and $4.8 million of promissory notes from Spencer Trask Specialty Group, LLP, or STSG. Subsequent financings will be required to fund our operations, to develop new applications of our technologies, to respond to competitive pressures, to repay amounts borrowed, and/or to acquire or invest in complementary businesses, technologies or services. Additional funding may not be available on favorable terms or at all. Failure to obtain such financing will require management to substantially curtail operations, which will result in a material adverse effect on our financial position and results of operations. In the event that we do raise additional capital through a borrowing, the covenants associated with the senior secured convertible debentures may impose substantial impediments on us.

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

      As of June 30, 2006, B. Braun had approximately 100,000 LidoSite patches in inventory and we had approximately 200,000 additional LidoSite patches in our finished goods and work in process inventory. With the distribution network now fully stocked, we do not anticipate shipping LidoSite patches to B. Braun until the first quarter of 2007; therefore we expect minimal product sales revenues for the coming quarter. Revenue recognized from the B. Braun Agreement was approximately $8,500 and $28,900 for the three months ended June 30, 2006 and 2005, respectively, and $0.1 million and $0.3 million for the six months ended June 30, 2006 and 2005, respectively.

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

      Becton Dickinson Royalty

      In November 2000, Becton Dickinson transferred to us certain assets in exchange for common stock, preferred stock and a royalty agreement. Included in the transferred assets were certain patents. The royalty agreement requires us to pay a royalty to Becton Dickinson equal to the greater of 5% of revenues earned by us from the LidoSite product after November 10, 2005 or 20% of the royalties earned by us from the sale of products subsequent to November 10, 2005 that substantially use any of those certain patents. The total royalty due Becton Dickinson as of June 30, 2006 was insignificant.

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

            o Ferring is obligated to pay up to $9.0 million on the occurrence of certain events during the term of the agreements. As of June 30, 2006, Ferring has made $0.5 million of such payments to us.

      On June 2, 2005, Ferring submitted an investigational new drug ("IND") application to the FDA in preparation for the initiation of clinical trials on a new transdermal product to treat female infertility. Clearance from the FDA was received on July 2, 2005 and Ferring initiated clinical studies on July 18, 2005. Upon Ferring's submission of the IND to the FDA, we received a $0.3 million milestone payment from Ferring, which was deferred and will be recognized over the life of the development and marketing agreement and a supply agreement. Revenue recognized from the Ferring agreement was approximately $0.6 million and $0.4 million for the three months ended June 30, 2006 and 2005, respectively, and $1.0 million and $0.6 million for the six months ended June 30, 2006 and 2005, respectively.

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

      Product development revenue. In accordance with EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred", the Company recognizes revenues for the reimbursement of development costs when it bears all the risk for selection of and payment to vendors and employees. Costs associated with such activities are included in research and development expenses on the condensed consolidated statements of operations.

      Feasibility studies. We conduct feasibility studies to demonstrate the viability of our technology to interested potential partners to enter into a development, marketing and supply partnership. Revenues on feasibility studies are measured using the proportional performance method of accounting. Such studies are typically completed within a one- to three-month period. Revenue producing feasibility studies do not occur regularly, are priced at what we anticipate the actual costs will be and are not expected to produce material revenues or a profit. When applying the proportional performance method, we rely on total expected input (contract) costs in order to determine the amount of revenue earned to date. We follow this method because reasonably dependable estimates of the revenue applicable to various contract milestones can be made. We monitor estimates of total contract revenues and cost on a routine basis throughout the contract period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss in the period in which the anticipated loss becomes known. We issue invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue. The reimbursements are included in other revenue on the condensed consolidated statements of operations.

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

      Allowance for Excess and Obsolete Inventory.

      We assess the valuation of our inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory. The key factors in our inventory review process are contractual terms with B. Braun, our historical experience for raw materials and fabricated patch product meeting our specification acceptance criteria. The failure to meet specifications renders raw materials unusable in our patch fabrication process and for fabricated patches renders such patches not available for sale. The allowance for excess and obsolete inventory was $1.2 million at June 30, 2006. If future sales are less than currently projected by management, additional inventory allowances for excess or obsolete inventory may be required. Increases in the allowance for excess and obsolete inventory result in a corresponding expense to cost of sales.

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

      Stock-based compensation.

      On January 1, 2006, we adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires that such transactions be accounted for using a fair-value-based method and recognized as expense on the grant date in our condensed consolidated statements of operations.

      In considering the fair value of the underlying stock when we grant options, we consider several factors, including third party valuations and the fair values established by market transactions. Stock-based compensation includes estimates of when stock options might be exercised, forfeiture rates and stock price volatility. The timing for exercise of options is out of our control and will depend, among other things, upon a variety of factors, including our market value and the financial objectives of the holders of the options. We have limited historical data to determine volatility in accordance with Black-Scholes modeling or other acceptable valuation models under SFAS No. 123R. In addition, future volatility is inherently uncertain and the valuation models have its limitations. These estimates can have a material impact on stock-based compensation expense in our condensed consolidated statements of operations but will have no impact on our cash flows. Therefore determining the fair value of our common stock involves significant estimates and judgments.

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

      In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), effective for fiscal years beginning after December 15, 2006. FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately. A tax benefit will be recognized only if it meets a "more-likely-than-not" recognition threshold. For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. Tax positions that previously failed to meet this "more-likely-than-not" recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. We do not expect the adoption of this interpretation to have a significant impact on our financial position or results of operations.

Consolidated Results of Operations

      The following table sets forth the percentage increases or (decreases) in certain line items on our condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2005.

                                            Three months
                                                ended       Six months ended
                                            June 30, 2006     June 30, 2006
                                               Versus            Versus
                                            June 30, 2005     June 30, 2005
                                            -------------   ----------------
    Revenues ............................        28.1%             12.7%
    Cost of sales .......................       (96.3)%           (86.8)%
    Research and development expense ....         1.8%             14.2%
    General and administrative expense ..         0.8%              1.0%
    Registration rights penalty .........       (90.1)%           (90.9)%
    Interest expense, net ...............        90.5%            102.8%
    Net loss ............................       (26.5)%           (15.8)%

Comparison of the Three-Month Periods Ended June 30, 2006 and 2005

      Revenues

      Our revenues for the three-month periods ended June 30, 2006 and 2005 were derived from reimbursement of development costs and related milestones under the development and marketing agreement with Ferring and the sale of the LidoSite product under the B. Braun Agreement. Total revenues were $0.6 million compared to $0.5 million for the comparable period in 2005, an increase of 28.1% or $0.1 million. Our revenues in the three-month period ended June 30, 2006 were principally comprised of $0.6 million under the development and marketing agreement with Ferring. Our revenues in the three-month period ended June 30, 2005 were principally comprised of $0.4 million under the development and marketing agreement with Ferring and LidoSite product sales of $28,900 under the
B. Braun Agreement.

      Revenues from the development and marketing agreement with Ferring were $0.6 million for the three months ended June 30, 2006, compared to $0.4 million for the comparable period in 2005, an increase of 49.3% or $0.2 million. This increase is primarily attributable to additional research and development resources dedicated to this agreement during the second quarter of 2006. Revenues from product sales to B. Braun were approximately $8,500 for the three months ended June 30, 2006, compared to $0.03 million for the comparable period in 2005, a decrease of 70.6% or $0.02 million. Commercial distribution of our LidoSite product began on March 1, 2005. Upon commencement of commercial distribution, we reported a limited number of controllers distributed to hospitals had not performed in accordance with our expectations and that as a result of this condition we were making mechanical changes to the connector of the LidoSite controller to improve its reliability. We also reported that B. Braun had decided not to expand sales efforts beyond the initial group of hospitals who had been ordering or trialing our LidoSite product until the new controllers are available. Since that time, we have completed the design changes, verified the improved performance of the controller units and initiated manufacturing of new controller units incorporating these changes at our supplier. B. Braun has reinitiated sales efforts on a national basis and strengthened its training efforts through a certification process at its February 2006 national sales meeting. Accordingly, we have minimal LidoSite product sales under the B. Braun Agreement during the three-month periods ended June 30, 2006 and 2005.

      As of June 30, 2006, B. Braun had approximately 100,000 LidoSite patches in inventory and we had approximately 200,000 additional LidoSite patches in our finished goods and work in process inventory. With the distribution network now fully stocked, we do not anticipate shipping LidoSite patches to B. Braun until the first quarter of 2007; therefore we expect minimal product sales revenues for the coming quarter.

      Cost of sales

      Cost of sales were approximately $0.04 million for the three months ended June 30, 2006, compared to $1.2 million for the comparable period in 2005, a decrease of 96.3% or $1.2 million. During the three-month period ended June 30, 2006, cost of sales consists of an increase in our valuation allowance for excess and obsolete inventory. The key factors in our inventory review process are the contractual terms with B. Braun, the anticipated demand for the product and the historical rates for raw materials and fabricated patch product meeting specification acceptance criteria. We did not manufacture our LidoSite product during the three-month period ended June 30, 2006 as we had enough products in inventory to satisfy anticipated demand through December 2006. During the three-month period ended June 30, 2005, cost of sales consist includes costs of manufacturing the LidoSite product and a $1.1 million lower or cost or market inventory adjustment.

      Research and development expenses

      Research and development expenses were $1.9 million for the three months ended June 30, 2006, compared to $1.8 million for the comparable period in 2005, an increase of 1.8% or $0.03 million. This increase is primarily attributable to the increase in product development activities in connection with the development and marketing agreement with Ferring and additional resources dedicated to research and development activities with the temporary suspension of our manufacturing process. Research and development expenses for the three months ended June 30, 2006, also include a non-cash charge of $0.07 million relating to the adoption of SFAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense.

      General and administrative expenses

      General and administrative expenses totaled $1.5 million for the three months ended June 30, 2006, compared to $1.4 million for the comparable period in 2005, an increase of 0.8% or $0.01 million. The reductions in general and administrative costs associated with headcount reductions announced on January 31, 2006 of 21 employees or approximately 32% of the workforce was offset by the non-cash charge of $0.1 million relating to the adoption of SFAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense.

      Registration rights penalty

      The registration rights penalty totaled $0.1 million for the three months ended June 30, 2006, compared to $0.7 million for the comparable period in 2005, a decrease of 90.1% or $0.6 million. In connection with our private placement transactions in September 2004, we filed a registration statement with the SEC relating to the resale of shares of our common stock. Since the SEC did not declare that registration statement effective by February 25, 2005, we are obligated to pay a registration rights penalty to certain stockholders of approximately $0.8 million during the three months ended March 31, 2005 and an additional $0.6 million during the three months ended June 30, 2005. The registration statement was declared effective on May 12, 2005, resulting in a cumulative obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition and ability to remain in business. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. Accordingly, we have accrued interest expense of approximately $0.1 million on the total liquidated damages for the three-month period ended June 30, 2006.

      Interest (income) expense, net

      Interest (income) expense, net, was $1.0 million in the three-month period ended June 30, 2006, compared to $0.5 million in the comparable period in the prior year, an increase of 90.5%, or $0.5 million. This increase of $0.5 million is principally attributable to the increase of non-cash interest expenses of $0.1 million and coupon and other interest of $0.3 million. Non-cash interest expense totaled $0.5 million in the three-month period ended June 30, 2006 as compared to $0.3 million for the comparable period in 2005. Coupon and other interest expense totaled $0.5 million in the three-month period ended June 30, 2006 as compared to $0.2 million for the comparable period in 2005.

      During three-month periods ended June 30, 2006 and 2005, interest expense consists of the following:

                                                                  Three Months Ended
                                                                       June 30,
                                                               ------------------------
                                                                   2006         2005
                                                               -----------   ----------
Non-cash interest expense:
      Amortization of warrants issued with debt ............   $   259,470   $   29,924
      Offering costs amortization ..........................       120,643           --
      Warrants issued for Working Capital Facility
         extension .........................................       102,300           --
      Amortization of fair value of common stock issued
         under the Working Capital Facility ................            --      318,750
                                                               -----------   ----------
Total non-cash interest expense ............................       482,413      348,674

Coupon and other interest ..................................       504,540      166,003
                                                               -----------   ----------
   Total interest expense ..................................   $   986,953   $  514,677
                                                               ===========   ==========

Comparison of the Six-Month Periods Ended June 30, 2006 and 2005

      Revenues

      Our revenues for the six-month periods ended June 30, 2006 and 2005 were derived from reimbursement of development costs and related milestones under the development and marketing agreement with Ferring, research feasibility studies for pharmaceutical companies and the sale of the LidoSite product under the B. Braun Agreement. Total revenues were $1.1 million in the six months ended June 30, 2006 compared to $1.0 million for the comparable period in 2005, an increase of 12.7% or $0.1 million. Our revenues in the six-month period ended June 30, 2006 were principally comprised of $1.0 million under the development and marketing agreement with Ferring, approximately $0.06 million of demonstration units and LidoSite product sales to B. Braun and $0.03 million from a feasibility study for a pharmaceutical company. Our revenues in the six-month period ended June 30, 2005 revenues were principally comprised of $0.3 million under B. Braun Agreement and $0.6 million under the development and marketing agreement with Ferring.

      Revenues from the development and marketing agreement with Ferring were $1.0 million for the six months ended June 30, 2006, compared to $0.6 million for the comparable period in 2005, an increase of 62.4% or $0.4 million. This increase is primarily attributable to additional research and development resources dedicated to this agreement during the second quarter of 2006. Revenues from product sales to B. Braun were approximately $0.1 million for the six months ended June 30, 2006, compared to $0.3 million for the comparable period in 2005, a decrease of 81.9% or $0.3 million. This decrease is primarily attributable to B. Braun's decision not to expand its sales efforts beyond the initial group of hospitals who had been ordering or trialing our LidoSite products until the new controllers are available. B. Braun has reinitiated sales efforts on a national basis and strengthened its training efforts through a certification process at its February 2006 national sales meeting.

      Cost of sales

      Cost of sales were approximately $0.2 million for the six months ended June 30, 2006, compared to $1.8 million for the comparable period in 2005, a decrease of 86.8% or $1.5 million. During the six-month period ended June 30, 2006, we recorded a valuation allowance of $0.1 million for excess and obsolete inventory. The key factors in our inventory review process are the contractual terms with B. Braun, the anticipated demand for the product and the historical rates for raw materials and fabricated patch product meeting specification acceptance criteria. We did not manufacture our

LidoSite product during the six-month period ended June 30, 2006 as we had enough products in inventory to satisfy anticipated demand through December 2006. During the three-month period ended June 30, 2005, cost of sales consist includes costs of manufacturing the LidoSite product and a $1.1 million lower or cost or market inventory adjustment.

      Research and development expenses

      Research and development expenses were $3.7 million for the six months ended June 30, 2006, compared to $3.3 million for the comparable period in 2005, an increase of 14.2% or $0.5 million. This increase is primarily attributable to the increase in product development activities in connection with the development and marketing agreement with Ferring, expenses incurred for a research feasibility study for a pharmaceutical company and additional resources dedicated to research and development activities with the temporary suspension of the manufacturing process. Research and development expenses for the six months ended June 30, 2006, also include a non-cash charge of $0.1 million relating to the adoption of SFAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense.

      General and administrative expenses

      General and administrative expenses totaled $3.0 million for the six months ended June 30, 2006 and 2005. The reductions in general and administrative costs associated with headcount reductions announced on January 31, 2006 of 21 employees or approximately 32% of the workforce was offset by the non-cash charge of $0.2 million relating to the adoption of SFAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense.

      Registration rights penalty

      The registration rights penalty totaled $0.1 million for the six months ended June 30, 2006, compared to $1.4 million for the comparable period in 2005, a decrease of 90.9% or $1.3 million. In connection with our private placement transactions in September 2004, we filed a registration statement with the SEC relating to the resale of shares of our common stock. Since the SEC did not declare that registration statement effective by February 25, 2005, we are obligated to pay a registration rights penalty to certain stockholders. The registration statement was declared effective on May 12, 2005, resulting in a cumulative obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition and ability to remain in business. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. Accordingly, we have accrued interest expense of approximately $0.1 million on the total liquidated damages for the six-month period ended June 30, 2006.

      Interest (income) expense, net

      Interest (income) expense, net, was $1.9 million in the six-month period ended June 30, 2006, compared to $1.0 million in the comparable period in the prior year, an increase of 102.8%, or $1.0 million. This increase of $1.0 million is principally attributable to the increase of non-cash interest expenses of $0.4 million and coupon and other interest of $0.6 million. Non-cash interest expense totaled $1.1 million in the six-month period ended June 30, 2006 as compared to $0.3 million for the comparable period in 2005. Coupon and other interest expense totaled $0.9 million in the six-month period ended June 30, 2006 as compared to $0.3 million for the comparable period in 2005.

      During six-month periods ended June 30, 2006 and 2005, interest expense consists of the following:

                                                                   Six Months Ended
                                                                       June 30,
                                                               ------------------------
                                                                   2006         2005
                                                               -----------   ----------
Non-cash interest expense:
      Amortization of warrants issued with debt ............   $   518,942   $   29,924
      Offering costs amortization ..........................       239,169           --
      Warrants issued for Working Capital Facility
         extension .........................................       304,700           --
      Amortization  of fair value of common stock  issued,
         Working Capital Facility ..........................            --      637,500
                                                               -----------   ----------
Total non-cash interest expense ............................     1,062,811      667,424

Coupon and other interest ..................................       916,237      316,725
                                                               -----------   ----------
   Total interest expense ..................................   $ 1,979,048   $  984,149
                                                               ===========   ==========

Liquidity and Capital Resources

      The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern; however, at our current and planned rate of spending, we believe that our cash and cash equivalents of $0.7 million, as of June 30, 2006 are not sufficient to allow us to continue operations after September 2006 without immediate additional funding. Subsequent to June 30, 2006 we borrowed $1.3 million from related parties. Despite this additional related party financing, we still do not have adequate funding to continue operations beyond September 2006 without immediate additional funding. No assurance can be given that we will be successful in arranging additional financing needed to continue the execution of our business plan, which includes the development of new products. Failure to obtain immediate financing may require management to further substantially curtail operations, which may result in a material adverse effect on our financial position and results of operations. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern.

      Cash flows from operating activities

      For the six-month period ended June 30, 2006 we used $5.7 million of cash in operating activities, as compared to $6.3 million of net cash used in operating activities in the comparable period in the prior year, a decrease of $0.6 million, or 10.0%. The principal factor in the decrease is amounts spent on inventory. During the 2005 period we spent $3.2 million on building inventory and during the 2006 period no amounts were spent on building inventory. During the 2005 period we were actively manufacturing the LidoSite product, during the 2006 period there were no manufacturing activities as we had sufficient inventory as of the beginning of the 2006 period to satisfy anticipated demand.

      During the six-month period ended June 30, 2006, we had a net loss of $7.9 million partially offset by approximately $2.0 million of non-cash items and a $0.2 million increase in operating assets and liabilities resulting in net cash used in operating activities of $5.7 million. Reimbursement of development costs under our development and marketing agreement with Ferring is expected to provide us with $1.1 million of cash in operating activities in the second half of 2006. During the six-month period ended June 30, 2005, we had a net loss of $9.4 million and a $0.4 million decrease in operating assets and liabilities partially offset by $3.5 million of non-cash items resulting in net cash used in operating activities of $6.3 million.

      Cash flows from investing activities

      For the six-month period ended June 30, 2006, net cash provided by investing activities was $0.6 million, as compared to using $1.5 million of net cash in investing activities in the comparable period in the prior year, an increase of $2.0 million, or 137.4%. In 2005, we placed $1.5 million of cash in a collateral account as a guarantee of interest payments on the $10.5 million senior secured convertible debentures. In addition, we issued to the landlord of our second facility a letter of credit secured by $0.4 million. During the six-month period ended June 30, 2006, we released $0.5 million of restricted cash in interest payments and $0.1 million to the landlord of our second facility resulting in cash provided by investing activities. The decrease in capital expenditures in the six-month period ended June 30, 2006 was primarily due the delay in capital improvements to prepare our new facility for production.

      Cash flows from financing activities

      For the six-month period ended June 30, 2006, net cash provided by financing activities was $5 million, as compared to using $1.6 million of net cash in investing activities in the comparable period in the prior year, an increase of $3.3 million, or 202.1%. During six-month period ended June 30, 2006 we borrowed $5 million from the issuance of unsecured promissory notes to STSG. For the six-month period ended June 30, 2005, STSG and four related parties of STSG made loans to us in the aggregate principal amount of $2.0 million. Partially offsetting this increase in financing actives was approximately $0.3 million of disbursements related to the registration of common stock and warrants in the September 2004 private placement.

Financing History 2006 and 2005

      Working Capital Facility

      In September 2004, STSG agreed to provide us (or, at its option, cause a related party to provide to the Company) with up to $5.0 million in working capital loans in the form of 11.5% secured demand promissory notes (the "Working Capital Facility"). Pursuant to the terms of the Working Capital Facility, amounts drawn under the facility were to be repaid on or before November 15, 2005. The Working Capital Facility is secured by a lien on all of Vyteris Holdings' and its operating subsidiary's assets, which is subordinate to the lien on those assets held by the lenders in our August Financing transaction. The Working Capital Facility expired on September 30, 2005. As of June 30, 2006 and December 31, 2005, $2.5 million was outstanding under this facility.

      As of September 30, 2005, we did not have adequate accounts receivable and inventory to collateralize amounts drawn under the Working Capital Facility. The indebtedness under the Working Capital Facility matured on November 15, 2005 under its original terms. In light of this collateral coverage deficiency and the maturity of the indebtedness under the Working Capital Facility, we have negotiated with STSG a waiver of all applicable covenant defaults and an extension of the maturity date. STSG and Vyteris Holdings have agreed to the following: (a) the noteholders will waive all covenant defaults resulting from inadequate collateral coverage until November 30, 2006, (b) the maturity dates under the Working Capital Facility will be deferred until November 30, 2006 and
(c) on a monthly basis until November 30, 2006, the Company will issue to the noteholders warrants to purchase 110,000 shares of the Company's common stock at an exercise price of $2.40 per share. Management estimated that the fair value of 660,000 warrants issued during the six months period ending June 30, 2006 was approximately $0.3 million using the Black-Scholes option-pricing model. The fair value of these warrants is included in interest expense to related parties in the condensed consolidated statements of operations.

      August Financing

      During 2005, we issued senior secured convertible debentures due August 31, 2008, which initially have an interest rate of 8% per annum, with an aggregate principal amount of $10.5 million and warrants to purchase 2,243,172 shares of our common stock. $10.0 million of the $10.5 million was issued on August 19, 2005 and is convertible into shares our common stock at $2.40 per common share, we refer to this transaction as the August 2005 Transaction. The remainder, $0.5 million, was issued on December 23, 2005 and is convertible into shares of our common stock at $1.56 per common share, we refer to this transaction as the December 2005 Transaction. We refer to the August 2005 Transaction and the December 2005 Transaction, collectively, as the August Financing. At any time and at the holder's option, each holder may convert any outstanding August Financing debentures it holds into shares of our common stock. If all of the August Financing debentures outstanding as of June 30, 2006, were converted, we would be required to issue approximately 4,484,846 shares of our common stock. Because certain liquidity milestones as defined in the agreement were not met, the interest rate was adjusted to 10% on February 15, 2006.

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

      We are required to pay to each holder of the senior secured convertible debentures, in cash, on the last day of each calendar quarter, 11.11% of the original principal amount of the senior secured convertible debentures plus unpaid accrued interest thereon, with the first such principal payment date occurring on August 31, 2006, at which time we are required to make a principal payment of $1.2 million. We may elect to pay all or a portion of a principal payment in shares of common stock if certain conditions as defined in the agreement are met. If we elect to issue shares of common stock in lieu of cash, we must deliver to the holder such number of shares of common stock equal to the amount of principal and interest accrued and payable with respect to the senior secured convertible debentures as of such principal payment date, divided by 93% of the "current price," as defined, in effect on such date. No such forced conversion has yet occurred.

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

      2006 Promissory Notes

      In 2006, STSG provided us with a total of $4.8 million in loans in the form of Subordinated Convertible Unsecured Promissory Notes (the "2006 Promissory Notes"). The 2006 Promissory Notes: (i) mature on December 1, 2008;
(ii) bear interest at a rate equal to 10% per annum payable in cash on a semi-annual basis; (iii) are convertible into shares of common stock at a conversion price of $2.40 per share; (iv) are convertible into the Company's next private financing of equity or debt securities and (v) have piggy-back registration rights. As an inducement to STSG to make these loans, we entered into a letter agreement with STSG pursuant to which we agreed to use our best efforts to take all necessary and appropriate action to amend our articles of incorporation to reduce the conversion price of its series B convertible preferred stock (of which STSG is the principal holder) from $7.16 per share to $1.00 under certain conditions. This reduction to the conversion price has not yet occurred.

Cash Position

      As of June 30, 2006, we had a cash balance of $0.7 million and negative working capital of $9.1 million as compared with a cash balance of $0.8 million and negative working capital of $6.3 million at December 31, 2005.

      During 2005, we financed our operations through two financings; a $2.5 million loan in connection with a Working Capital Facility and the sale of $10.5 million aggregate principal amount of senior secured convertible debentures. During the first six-month period June 30, 2006, we financed our operations with a $0.3 million loan in the form of 10.0% Subordinated Convertible Unsecured Promissory Note and $4.8 million of Promissory Notes from STSG. No assurance can be given that we will be successful in arranging the further immediate financing needed to continue the execution of our business plan, which includes the development of new products. Failure to obtain such immediate financing will require management to substantially curtail operations, which will result in a material adverse effect on our financial position and results of operations.

      We are required to pay to each holder of the senior secured convertible debentures on the last day of each calendar quarter, 11.11% of the original principal amount of the August Financing with the first such principal payment of approximately $1.2 million occurring on August 31, 2006. We will require immediate financing to pay to each holder of the August Financing our first principal payment.

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

Accrued Registration Rights

      In connection with the September 2004 Private Placement and the December 2004 Notes, we filed a registration statement with the SEC relating to the resale of shares of our common stock. Since that registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continues, an amount equal to 2% of such purchase price, until we have cured the delay, with an overall cap on such registration rights penalty, or liquidated damages, of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. We have not yet paid such amount and interest continues to accrue. Interest expense, included in registration rights penalty in the accompanying condensed consolidated statements of operations, was approximately $64,900 and $129,000 for the three and six months periods ended June 30, 2006, respectively.

Contractual Obligations and Other Commitments

      Our contractual obligations and commitments include obligations associated with capital and operating leases, manufacturing equipment, and employee agreements as set forth in the table below:

                                                Payments due by Period as of June 30, 2006
                                     ----------------------------------------------------------------
                                                    Less than                             More than 5
                                        Total        1 Year      1-3 Years    3-5 Years      Years
                                     -----------   ----------   ----------   ----------   -----------
Operating lease obligations ......   $ 2,892,661   $  327,100   $  557,296   $  636,020   $ 1,372,245
Continuous motion patch machine ..       208,141      208,141           --           --            --
Capital lease obligations ........        67,740       25,003       42,737           --            --
Insurance financings .............        67,051       67,051           --           --            --
                                     -----------   ----------   ----------   ----------   -----------
Total ............................   $ 3,235,593   $  627,295   $  600,033   $  636,020   $ 1,372,245
                                     ===========   ==========   ==========   ==========   ===========

      Effective as of September 28, 2004, upon cancellation of all outstanding shares of the Vyteris Series A convertible preferred stock, the holders of Vyteris Holdings Series B convertible redeemable preferred stock were entitled to receive an annual cash dividend of 8% of the then applicable redemption price, as defined, out of funds legally available, payable quarterly. The dividends with respect to Vyteris Holdings Series B convertible redeemable preferred stock are cumulative, whether or not earned or declared and shall be paid quarterly in arrears. We accrued interest on the Vyteris Holdings Series B convertible redeemable preferred stock of $0.15 million in each of the four quarters of 2005. We expect to accrue dividends of $0.6 million per year until redemption begins. Interest accrued was $0.15 million for the three-month periods ended June 30, 2006 and 2005 and $0.3 million for the six-month periods ended June 30, 2006 and 2005.

      We are required to pay Becton Dickinson a royalty in respect of sales of each iontophoresis product stemming from intellectual property received by us from Becton Dickinson as part of our formation. For each such product, on a country-by-country basis, that obligation continues for the later of 10 years after the date of the first commercial sale of such product in a country and the date of the original expiration of the last-to-expire patent related to such product granted in such country. The royalty, which is to be calculated semi-annually, will be equal to the greater of 5% of all direct revenues, as defined below, or 20% of all royalty revenues, with respect to the worldwide sales on a product-by-product basis. No royalties will be earned by Becton Dickinson prior to November 10, 2005. "Direct revenues" are the gross revenues actually received by us from the commercial sale of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges or certain other expenses. "Royalty revenues" are the gross revenues actually received by us from any licensing or other fees directly relating to the licensing of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges and certain other expenses. Total accrued royalty in the condensed consolidated balance as of June 30, 2006 was insignificant.

      Commencing on March 1, 2006 and continuing for one year thereafter, Vyteris Holdings will be required to redeem on a quarterly basis an amount of Vyteris Holdings Series B convertible redeemable preferred stock equal to 5% of the gross profits derived from the sale of LidoSite. During the following years, we will be required to redeem (on a quarterly basis) an amount of Vyteris Holdings Series B convertible redeemable preferred stock equal to 10% of the gross profits derived from the sale of LidoSite. The redemption price of the Vyteris Holdings Series B convertible redeemable preferred stock is $1.00 per share (adjusted for splits, etc.) plus any accrued but unpaid dividends. As of June 30, 2006, the amount required by the Company to redeem on the series B convertible redeemable preferred stock was insignificant.

Subsequent Events

      In the third quarter of 2006, STSG provided the Company with a total of $1.2 million under the same terms as the 2006 Promissory Notes described in Note 10 to the condensed consolidated financial statements.

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

      As of June 30, 2006, our cash and cash equivalents amounted to $0.7 million. Without any substantial revenues, we have been dependent upon borrowings, which have taken the form of borrowings from a related party for all of 2006 and much of 2005, to remain in business. As of June 30, 2006, our current liabilities exceeded our current assets by approximately $9.1 million. If we do not raise capital immediately, we will be required to discontinue or substantially modify our business.

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

      When we issued the senior secured convertible debentures in August 2005, we were required to agree to several restrictive covenants, including, among others, restrictions on our ability to sell to, merge with, or purchase, another business, incur additional debt, grant liens on our assets, or buyback or redeem stock, without the consent of those lenders. The holders of the senior secured convertible debentures have advised us that they have no intention of granting us waivers with respect to any of those covenants. Several of those covenants may make it more difficult for us to obtain additional financing through the issuance of debt securities.

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

An agreement that provided us with our principal source of revenues during 2005 and the first half of 2006 is subject to termination on short notice.

      Our agreement with Ferring Pharmaceuticals, under which we are developing a drug delivery product for female infertility, enables Ferring to terminate our relationship on short notice. This agreement was our principal source of revenues during 2005 and during the six month period ended June 30, 2006. Any reduction in our revenues will produce further need for capital infusions, which may not be available to us.

We have had a substantial change in management; our senior executive officer joined Vyteris recently.

      For several years, we were managed by Vincent DeCaprio, our former Chief Executive Officer, Michael McGuinness, our former Chief Financial Officer, and James Garrison, our former Vice President in charge of business development. Dr. DeCaprio and Messrs. McGuinness and Garrison no longer work for the Company. Dr. DeCaprio has been replaced by Timothy McIntrye. While Mr. McIntyre has experience in the operation of healthcare businesses, he had no involvement with Vyteris prior to December 2005. The Company currently has no Chief Financial Officer.

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

Given our liquidity shortages, we have had no choice but to downsize our operations. While at December 31, 2005 we had 66 employees, at June 30, 2006 we had only 48 employees. If our turn-around plans are successful, it will take us time and require the expenditure of significant sums to ramp up our operations.

We currently sublease our principal facility from Becton Dickinson. That sublease and the overlying lease for our principal manufacturing facility will expire on September 29, 2006. Failure to secure a lease for this facility will have a severe, negative impact on our business.

      Our principal facility houses our FDA approved manufacturing operations for the LidoSite product. If we unable to secure a lease for this facility we will have to move the manufacturing operations to another site. We have leased a second facility that can house the manufacturing operations, however, significant alterations will have to be made to the second facility to be compliant with FDA cGMP (Good Manufacturing Procedures) regulations. Such alterations are estimated to cost in excess of $1 million and will take at least six months to complete. Presently we do not have the funds to make such renovations. Our principal facility also houses our quality control and research and development labs. If we are unable to secure a lease for this facility these labs will need to be moved to another facility. We have leased a second facility that can house these labs, however, such a move will require us to spend substantial sums of money and will take many months to complete. Having to move our manufacturing facility and our labs will disrupt our business for a certain period of time during which no LidoSite product will be manufactured, no LidoSite product can be released by our quality control department and no development work will be performed on our infertility or other products. We are currently negotiating a new lease with the landlord of this facility and exploring other FDA approved manufacturing facilities.

We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability.

      From November 2000 through June 30, 2006, we incurred net losses in excess of $89.2 million, as we had been engaged primarily in clinical testing and development activities until the first quarter of 2005. We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur significant losses for the foreseeable future and to finance our operations through sales of securities.

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

            o maintain our intellectual property portfolio without adequate financing;

            o     diversify our mix of products;

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

      We believe that, if necessary, alternative sources of raw materials and components could be located, alternate raw materials and components can be substituted for each single-sourced raw material or component, or we could redesign products to avoid the need for single-sourced raw materials or components. However, the development or identification of alternative sources, or redesigning products, could be time-consuming and expensive. Although we have not experienced difficulty acquiring raw materials and components on commercially reasonable terms and in sufficient quantities to maintain required production levels for our clinical testing, we cannot assure you that price increases or interruptions in the supply of these materials will not occur in the future or that we will not have to seek alternate suppliers or obtain substitute raw materials or components, which may require additional product validations and regulatory approvals. Our limited financing may lead vendors to apply restrictive credit terms when dealing with us. Further, our suppliers could experience price increases or interruptions in the supply of materials from their suppliers, or could fail to meet our or governmental manufacturing standards.

      Any significant price increase, interruption of supply, restriction of credit terms, our inability to secure an alternate source or our inability to qualify a substitute material could have a material adverse effect on our ability to manufacture our LidoSite product or maintain regulatory approval.

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

      As of June 30, 2006, we had stock options to purchase 4,282,395 shares of our common stock outstanding, of which options to purchase 1,887,866 shares were exercisable. Also outstanding as of the same date were warrants exercisable for 8,788,542 shares of common stock. Exercise of any outstanding stock options or warrants could harm the market price of our common stock.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      In January 1999, Alza Corporation filed an opposition in the European Patent Office, or EPO, against European Patent No. 0 547 482, entitled "Iontophoresis System Having Features for Reducing Skin Irritation". We refer to this patent as the "482 patent". Becton Dickinson owned the "482 patent" at the time Alza filed the opposition and filed an answer challenging the opposition. Becton Dickinson subsequently assigned the patent to Vyteris. The EPO issued a preliminary opinion on November 11, 2000 upholding the "482 patent". During an oral hearing in the opposition on March 5, 2001, however, the EPO ruled that the `482 patent's claims lacked an inventive step, and it therefore revoked the patent. We appealed the EPO's decision. On March 26, 2004, we submitted written arguments and amended claims to the EPO for its consideration. During oral arguments on November 24, 2005, the EPO reversed its earlier ruling and maintained the patent with claims substantially similar to the amended claims submitted on March 26, 2004. A written Decision of the EPO confirming the November 24, 2005 ruling was issued in May of 2006. As required to maintain the patent, translations of the claims and the accompanying fees were filed in the appropriate national patent offices in June of 2006.

      In August 2000, Alza filed an opposition in the EPO against European Patent No. 0 783 346, entitled "Improved Iontophoretic Drug Delivery Device". We refer to this patent as the "346 patent". Becton Dickinson then owned the "346 patent", and subsequently assigned the patent to us. In the opposition, Alza alleged that the patent should be revoked because, among other things, each of the claims lacks novelty or an inventive step over the prior art. We responded to the opposition by amending the specification of the patent, canceling two of the patent's claims, and submitting arguments that the remaining claims are patentable over the prior art. Subsequently the opposition was heard at the EPO on October 8, 2002 and the EPO panel ruled in favor of us. Alza appealed the EPO panel's decision, and the EPO held a hearing on October 20, 2005 to consider the appeal. During the hearing the EPO panel ruled in our favor, upholding the validity of the "346 patent". A written decision of the EPO confirming the October 20, 2005 ruling was issued in March of 2006.

      In September of 2004, Alza filed an opposition in the EPO against European Patent No. 0 971 769, entitled, Circuit and Method for Automatically Turning Off an Iontophoretic System, which we refer to as the "769 patent". In the opposition, Alza has alleged that the "769 Patent" should be revoked because each of the claims lacks novelty or an inventive step over the prior art. Vyteris filed an initial response to the opposition, including amended claims, on July 14, 2005. A preliminary opinion of the EPO, issued on November 7, 2005, indicated that the amended claims were novel and inventive over the prior art and scheduled oral arguments for March 2006. On December 23, 2005, Alza indicated that it will no longer contest the opposition, provided that the EPO maintains the patent based on the amended claims. In January of 2006, we filed amendments to the specification to conform to the amended claims. Alza objected to the specification amendments. The EPO indicated in March of 2006 that it was inclined to accept our specification amendments, but invited additional comments on the matter. Vyteris filed comments with EPO in July 2006, and Alza filed new main and auxiliary requests for claims in July. A hearing on the opposition before an EPO panel is scheduled for September 12, 2006.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On June 13, 2006, an annual meeting of the Company's stockholders was conducted. Only stockholders of record at the close of business on April 26, 2006, the record date, were entitled to vote at the special meeting. On that date, there were outstanding 19,295,319 shares of common stock and 7,500,000 shares of series B preferred stock outstanding (which were at the time convertible into 1,047,500 shares of common stock and as a result represented 1,047,500 votes).

      The stockholders approved the election of four directors to serve until the expiration of their terms and thereafter until their successors have been duly elected and qualified as follows:

                    Director         Votes For    Votes Withheld
                ----------------    ----------    --------------
                David DiGiacinto    13,930,806        410,782
                Donald Farley       13,918,540        423,048
                Timothy McIntyre    13,918,540        423,048
                Russell O. Potts    13,918,540        423,048

ITEM 5. OTHER INFORMATION

      The Company filed a Form 8-K on May 5, 2006, reporting under Item 4.01 "Changes In Registrant's Certifying Accountant" that Amper, Politziner & Mattia P.C. has been engaged by the Audit Committee of the Board of Directors of Vyteris Holdings (Nevada), Inc. to serve as the independent registered public accounting firm to audit the consolidated financial statements of Vyteris Holdings (Nevada), Inc. (the "Company"), including its wholly-owned subsidiary Vyteris, Inc., for the fiscal year ended December 31, 2006. The engagement letter was signed on May 3, 2006.

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

ITEM 6. EXHIBITS

Item 6(a)                               Exhibits
                                        --------

10.100 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on May 23, 2006.

10.101 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated May 23, 2006.

10.102 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated May 23, 2006.

10.103 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on June 8, 2006.

10.104 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated June 8, 2006.

10.105 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated June 8, 2006.

10.106 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on June 26, 2006.

10.107 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated June 26, 2006.

10.108 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated June 26, 2006.

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

Date: August 10, 2006                    Vyteris Holdings (Nevada), Inc.

                                         /s/ Patrick McKiernan
                                         ---------------------------------------
                                             Patrick McKiernan
                                             Principal Accounting Officer

                                  EXHIBIT INDEX

Exhibits No.                              Description
------------                              -----------

10.100 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on May 23, 2006.

10.101 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated May 23, 2006.

10.102 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated May 23, 2006.

10.103 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on June 8, 2006.

10.104 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated June 8, 2006.

10.105 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated June 8, 2006.

10.106 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on June 26, 2006.

10.107 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated June 26, 2006.

10.108 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated June 26, 2006.

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