Form 10QSB
period 2006-09-30
Vyteris Holdings (Nevada), Inc.
filed 2006-11-13
CIK 1139950

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2006

                  --------------------------------------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Commission File Number 000-32741

                         VYTERIS HOLDINGS (NEVADA), INC.
                   (formerly Treasure Mountain Holdings, Inc.)
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                     NEVADA                                     84-1394211
       --------------------------------                     -------------------
         (State or other jurisdiction                        (I.R.S. Employer
       of incorporation or organization)                    Identification No.)

              13-01 POLLITT DRIVE
             FAIR LAWN, NEW JERSEY                                 07410
     -------------------------------------                       ---------
    (Address of principal executive office)                      (Zip Code)

                                 (201) 703-2299
                            --------------------------
                           (Issuer's telephone number)

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

                                 YES [ ]   NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                           CLASS                                         OUTSTANDING AT NOVEMBER 4, 2006
       --------------------------------------------               --------------------------------------
           Common stock, par value $.001 share                                    19,295,319


Transitional Small Business Disclosure Format (Check one):   [ ]  Yes    [X] No

================================================================================

                                       VYTERIS HOLDINGS (NEVADA), INC.

                                                 FORM 10-QSB

                                                    INDEX
                                                                                                      PAGE NO.
                                                                                                      --------
PART I      FINANCIAL INFORMATION

 Item 1.    Financial Statements:

            Condensed Consolidated Balance Sheets as of September 30, 2006 (Unaudited)
              and December 31, 2005.................................................................      3

            Unaudited Condensed Consolidated Statements of Operations for the
              Three and Nine Months ended September 30, 2006 and 2005...............................      4

            Unaudited Condensed Consolidated Statements of Cash Flows for the
               Nine Months ended September 30, 2006 and 2005........................................      5

            Notes to Unaudited Condensed Consolidated Financial Statements..........................      7

 Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations................................................................     25

 Item 3.    Controls and Procedures.................................................................     56

PART II     OTHER INFORMATION

 Item 1.    Legal Proceedings.......................................................................     57

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.............................     59

 Item 3.    Defaults Upon Senior Securities.........................................................     59

 Item 4.    Submission of Matters to a Vote of Security Holders.....................................     59

 Item 5.    Other Information.......................................................................     59

 Item 6.    Exhibits................................................................................     60

Signature   ........................................................................................     61


        Vyteris, Inc.(R) is our trademark. LidoSite(R) is a registered trademark which we use under license from B. Braun Medical, Inc., or B. Braun, the trademark's owner. All other trademarks, servicemarks or trade names referred to in this Quarterly Report on Form 10-QSB are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                               VYTERIS HOLDINGS (NEVADA), INC.
                                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           SEPTEMBER 30,        DECEMBER 31,
                                                                                               2006                 2005
                                                                                           ------------         ------------
ASSETS                                                                                     (Unaudited)
Current assets:
    Cash and cash equivalents .....................................................        $    378,388         $    826,177
    Accounts receivable, net ......................................................               1,516               73,499
    Inventory, net ................................................................               5,987              114,320
    Prepaid expenses and other current assets .....................................             164,535              534,265
    Restricted cash ...............................................................             471,809              872,115
                                                                                           ------------         ------------
      Total current assets ........................................................           1,022,235            2,420,376

Restricted cash, less current portion .............................................             300,000              707,636
Property and equipment, net .......................................................           1,211,017            1,633,728
Deferred offering costs, net ......................................................           1,014,012            1,376,023
Other assets ......................................................................             273,376               75,000
                                                                                           ------------         ------------
TOTAL ASSETS ......................................................................        $  3,820,640         $  6,212,763
                                                                                           ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Secured demand promissory notes due to a related party ........................        $  2,500,000         $  2,500,000
    Senior secured convertible debentures, net ....................................           4,039,133            1,706,033
    Accounts payable ..............................................................           1,161,327            1,522,237
    Accrued registration rights penalty ...........................................           1,815,367            1,620,764
    Accrued expenses, deferred revenue and current portion of capital leases ......           2,078,459            1,393,326
                                                                                           ------------         ------------
      Total current liabilities ...................................................          11,594,286            8,742,360

Senior secured convertible debentures, net, less current portion ..................           3,377,307            6,118,156
Subordinated convertible notes due to a related party, net ........................           8,320,294                    -
Deferred revenue, less current portion ............................................             474,132              560,831

Capital lease obligation, less current portion ....................................              30,276               52,167
Preferred stock, 50,000,000 shares authorized, on September 30, 2006 and
      December 31, 2005:
    Series B convertible, mandatorily redeemable preferred stock; 7,500,000 shares issued and outstanding on September 30, 2006 and December 31, 2005;
      liquidation preference $8,700,000 and $8,250,000 at September 30, 2006 and
      December 31, 2005, respectively .............................................           8,700,000            8,250,000
                                                                                           ------------         ------------
       Total liabilities ..........................................................          32,496,295           23,723,514

Stockholders' equity (deficit):
    Common stock, par value $.001 per share; 100,000,000 shares authorized,
      19,295,319 and 19,293,858 shares issued and outstanding at September 30, 2006
      and December 31, 2005, respectively .........................................              19,295               19,294
    Additional paid-in capital ....................................................          64,788,204           63,862,168
    Deferred compensation .........................................................                   -              (88,943)
    Retained earnings (accumulated deficit) .......................................         (93,483,154)         (81,303,270)
                                                                                           ------------         ------------
Total stockholders' equity (deficit) ..............................................         (28,675,655)         (17,510,751)
                                                                                           ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) ..............................        $  3,820,640         $  6,212,763
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

                                         VYTERIS HOLDINGS (NEVADA), INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)


                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                              ------------------------------      ------------------------------
                                                  2006              2005              2006              2005
                                              ------------      ------------      ------------      ------------
 Revenues:
   Product sales ........................     $      1,761      $        734      $     58,341      $    314,179
   Product development ..................          571,789           254,268         1,540,139           850,690
   Other revenue ........................           31,169           313,690           119,413           391,656
                                              ------------      ------------      ------------      ------------
    Total revenues ......................          604,719           568,692         1,717,893         1,556,525
                                              ------------      ------------      ------------      ------------

Cost and expenses:
   Cost of sales ........................                -         1,239,588           234,010         3,018,116
   Research and development .............        1,998,448         2,746,186         5,732,838         6,017,023
   General and administrative ...........        1,739,119         1,546,318         4,746,664         4,524,074
   Registration rights penalty ..........           65,581           130,942           194,604         1,556,609
                                              ------------      ------------      ------------      ------------
    Total cost and expenses .............        3,803,148         5,663,034        10,908,116        15,115,822
                                              ------------      ------------      ------------      ------------

Loss from operations ....................       (3,198,429)       (5,094,342)       (9,190,223)      (13,559,297)
                                              ------------      ------------      ------------      ------------
Interest (income) expense:
   Interest income ......................          (25,113)          (22,739)          (58,959)          (47,920)
   Interest expense torelated parties ...          430,612           777,238         1,155,153         1,760,415
   Interest expense .....................          638,960         3,142,128         1,893,467         3,143,099
                                              ------------      ------------      ------------      ------------
    Interest expense, net ...............        1,044,459         3,896,627         2,989,661         4,855,594
                                              ------------      ------------      ------------      ------------

   Net loss .............................     $ (4,242,888)     $ (8,990,969)     $(12,179,884)     $(18,414,891)
                                              ============      ============      ============      ============
Net loss per common share:
      Basic and diluted .................     $      (0.22)     $      (0.47)     $      (0.63)     $      (0.95)
                                              ============      ============      ============      ============
Weighted average number of
  common shares:
      Basic and diluted .................       19,295,319        19,293,858        19,294,763        19,293,858


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                                 VYTERIS HOLDINGS (NEVADA), INC.
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)


                                                                                                    NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30,
                                                                                                 2006                 2005
                                                                                             ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................................................        $(12,179,884)        $(18,414,891)
Adjustments  to  reconcile  net  loss  to  net  cash  used  in  operating activities:
  Depreciation and amortization .....................................................             501,496              346,853
  Amortization of deferred compensation .............................................                   -               76,660
  Stock based compensation charges ..................................................             577,313                    -
  Amortization  of  financing  costs  for  issuance  of  working  capital  facility .                   -              956,250
  Amortization of senior secured convertible debentures discount ....................             762,401              113,899
  Amortization of beneficial conversion feature of warrants .........................                   -            2,875,000
  Amortization of offering costs on senior secured convertible debentures ...........             362,011               48,888
  Amortization of unsecured convertible debentures discount .........................              16,011                    -
  Accrued registration rights penalty ...............................................             194,603            1,556,609
  Loss on disposal of fixed assets ..................................................               1,480              261,190
  Inventory reserves ................................................................          (1,265,954)           2,125,031
  Interest  charges  for  warrants  issued for working  capital  facility  extension              371,800                    -
  Amortization of discount of secured promissory note to related party ..............                   -              268,314
  Deferred rent .....................................................................              47,488               51,589
  Deferred revenue ..................................................................             (86,699)             229,443
Change in operating assets and liabilities:
   Accounts receivable ..............................................................              71,983             (372,959)
   Inventory ........................................................................           1,374,287           (3,096,444)
   Prepaid expenses and other assets ................................................             369,730              119,315
   Accounts payable .................................................................            (360,910)              38,522
   Accrued expenses and other liabilities ...........................................             322,555              926,581
   Interest payable to related parties ..............................................             767,342              535,856
                                                                                             ------------         ------------
Net cash used in operating activities ...............................................          (8,152,947)         (11,354,294)
                                                                                             ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Changes in restricted cash ........................................................             807,942           (1,728,916)
  Security deposit ..................................................................            (198,376)                   -
  Purchase of equipment .............................................................             (80,264)          (1,291,264)
                                                                                             ------------         ------------
Net cash provided by (used in) investing activities .................................             529,302           (3,020,180)
                                                                                             ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Disbursements related to issuance costs of common stock and warrants ..............                   -             (313,501)
  Proceeds from issuance of unsecured promissory notes to related parties ...........             250,000                    -
  Proceeds from issuance of promissory note to related party ........................           8,116,550                    -
  Proceeds from issuance of secured promissory note to related party ................                   -            2,500,000
  Net proceeds from issuance of senior secured convertible debentures ...............                   -            8,712,209
  Repayment of senior secured convertible debentures ................................          (1,166,550)                   -
  Repayment of capital lease obligations and other ..................................             (24,144)              67,284
                                                                                             ------------         ------------
Net cash provided by financing activities ...........................................           7,175,856           10,965,992
                                                                                             ------------         ------------

  Net decrease in cash and cash equivalents .........................................            (447,789)          (3,408,482)
  Cash and cash equivalents at beginning of the period ..............................             826,177            6,438,737
                                                                                             ------------         ------------
  Cash and cash equivalents at end of the period ....................................        $    378,388         $  3,030,255
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


                                       VYTERIS HOLDINGS (NEVADA), INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                                 (UNAUDITED)



                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                  2006              2005
                                                                               ----------        ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period:
       Interest paid ..................................................        $  769,034        $  101,535
   Non-cash financing activities:
       Issuance of warrants in connection with issuance of subordinated
          convertible unsecured promissory note .......................        $   62,267        $        -
       Issuance of warrants in connection with issuance of senior
          secured convertible debentures ..............................                 -         2,888,889
       Issuance of warrants in connection with issuance of secured
          promissory notes to a related parties .......................                 -           409,723
       Issuance of warrants in exchange for services in connection
          with issuance of senior secured convertible debentures ......                 -           178,751



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         VYTERIS HOLDINGS (NEVADA), INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     BUSINESS

     Vyteris Holdings (Nevada), Inc. (formerly Treasure Mountain Holdings, Inc.) has developed and produced the first electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to administer certain therapeutics either directly to the skin or into the bloodstream. In January 2005, the Vyteris Holdings (Nevada), Inc. received approval from the United States Food and Drug Administration ("FDA") for its manufacturing facility and processes for LidoSite. Vyteris Holdings (Nevada), Inc. holds over 60 U.S. patents relating to the delivery of drugs across the skin using a mild electric current and operates in one business segment. Vyteris Holdings (Nevada), Inc. was a "development stage enterprise" (as defined in Statement of Financial Accounting Standards ("SFAS") No. 7) until January 1, 2005. The terms "Vyteris Holdings" and the "Company" refer to each of Vyteris Holdings (Nevada), Inc., Vyteris, Inc. and the combined company.


     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the nine-month period ending September 30, 2006, the Company financed its operations with a $0.3 million loan in the form of 10.0% Subordinated Convertible Unsecured Promissory Note and $8.1 million of Promissory Notes from Spencer Trask Specialty Group, LLP, or STSG (see Note 10). Net proceeds from these financings have not provided sufficient funds for the Company's current operations. Subsequent financings have been and will be required to fund the Company's operations. No assurance can be given that the Company will be successful in arranging the further financing needed to continue the execution of its business plan, which includes the development of new products. Failure to obtain such financing will require management to substantially curtail operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue in business as a going concern. On October 5, 2006, the Company entered into stock purchase agreements and raised a total of $2.5 million through the sale of shares of common stock and warrants. These securities were issued to each investor in "units" of two shares of common stock and one warrant at a purchase price of $0.50 per unit (see Note 17).

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. The condensed consolidated balance sheet as of December 31, 2005 has been derived from those audited consolidated financial statements. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

     Intercompany balances and transactions have been eliminated in consolidation.

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


2.   SIGNIFICANT ACCOUNTING POLICIES

     ACCOUNTING POLICIES

     There have been no significant changes in the Company's accounting policies (as detailed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005) except for the adoption of SFAS No. 123R. The following significant accounting policies are included herein.

     RESTRICTED CASH

     As of December 31, 2005, the Company had $1.6 million of restricted cash, consisting of $1.2 million deposited in a cash collateral account to secure the payment of interest on the senior secured convertible debentures issued on August 19, 2005 and the optional debentures, and $0.4 million that guarantees issued letters of credit. As of September 30, 2006, the Company has $0.8 million of restricted cash, consisting of $0.5 million deposited in a cash collateral account to secure the payment of interest on the senior secured convertible debentures issued on August 19, 2005 and the optional debentures (see Note 9), and $0.3 million that guarantees issued letters of credit.

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

     The Company adopted SFAS No. 123R using the modified prospective method as of January 1, 2006. The Company's condensed consolidated financial statements as of and for the three and nine-month periods ended September 30, 2006 reflect the impact of adopting SFAS No. 123R. In accordance with the modified prospective method, the condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. See Note 13 "Stock-Based Compensation" for further details.

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

     Commercial distribution of the LidoSite product began on March 1, 2005. In June 2005, the Company reported a limited number of controllers distributed to hospitals had not performed in accordance with its expectations and that as a result of this condition the Company was making mechanical changes to the connector of the LidoSite controller to improve its reliability. The Company also reported that B. Braun had decided not to expand sales efforts beyond the initial group of hospitals who had been ordering or trialing our LidoSite product until the new controllers are available. Since that time, the Company has completed the design changes, verified the improved performance of the controller units and initiated manufacturing of new controller units incorporating these changes at its supplier. B. Braun has not provided the Company with a quarterly purchase order or the rolling forecast for the prospective quarters.

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

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


     On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for the Company as of January 1, 2008. The Company believes that the new statement will not have a significant impact on the determination or reporting of its financial position or results of operations.

     On September 29, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefits Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. SFAS 158 is effective for the Company as of December 31, 2006. The Company believes that the new statement will not have a significant impact on the determination or reporting of its financial position or results of operations.

3.   RESTRUCTURING

     On January 31, 2006, the Company announced a headcount reduction of 21 employees or approximately 32% of the workforce as compared to December 31, 2005. The workforce reduction was intended to optimize the Company's resources to meet its immediate commercial opportunities. It was also reflective of the Company's inventory level of its LidoSite product. As of September 30, 2006, the Company had enough LidoSite product in inventory to satisfy anticipated demand through the first quarter of 2007. In connection with the reduction in headcount, the Company recorded approximately $0.1 million of severance related expenses in the condensed consolidated statement of operations during the three-month period ended March 31, 2006. There were no unpaid severance costs as of September 30, 2006.

4.   INVENTORIES, NET

         Inventories consist of the following:

                                     SEPTEMBER 30,       DECEMBER 31,
                                         2006                2005
                                     -----------         -----------
                                     (Unaudited)

Raw materials ...............        $   596,738         $   724,894
Work in process .............            204,264             508,968
Finished goods ..............             46,112             454,445
                                     -----------         -----------
    Inventory ...............            847,114           1,688,307
Excess and obsolete inventory           (841,127)         (1,573,987)
                                     -----------         -----------
    Inventory, net ..........        $     5,987         $   114,320
                                     ===========         ===========


     Inventories are stated at the lower of cost (first-in, first-out method) or market. The lower of cost or market adjustment included above amounted to $0.4 million and $0.9 million, at September 30, 2006 and December 31, 2005, respectively.

     The Company assesses the valuation of its inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory and the lower of cost or market adjustment. The key factors in the Company's inventory review process are the historical rates for raw material and fabricated patch meeting its product specification acceptance criteria, contractual terms with B. Braun and anticipated demand for the LidoSite product. Based upon this analysis, the Company recorded a valuation allowance for excess and obsolete inventory.

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


     In August 2006, the Company exchanged with B. Braun approximately 60,000 LidoSite patches with current expiration dates for the same amount of patches, with a longer expiration period, from the Company's finished goods inventory reducing its finished goods inventory and excess and obsolete reserve by approximately $0.2 million in the three months ended September30, 2006. In addition, inventory and related inventory reserves decreased during 2006 as the Company continues to make use of its raw materials and finished goods for research development activities.

5.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, net consist of the following:


                                                      SEPTEMBER 30,        DECEMBER 31,
                                                          2006                 2005
                                                       -----------         -----------
                                                       (Unaudited)

Manufacturing and laboratory equipment ........        $ 2,025,551         $ 2,025,551
Furniture and fixtures ........................            323,112             323,112
Office equipment ..............................            256,442             248,032
Leasehold improvements ........................            330,657             330,657
Software ......................................            195,176             130,608
                                                       -----------         -----------
                                                         3,130,938           3,057,960
Less: Accumulated depreciation and amortization         (2,112,771)         (1,617,082)
                                                       -----------         -----------
                                                         1,018,167           1,440,878

Construction in progress ......................            192,850             192,850
                                                       -----------         -----------
                                                       $ 1,211,017         $ 1,633,728
                                                       ===========         ===========

     Depreciation and amortization expense, included in cost and expenses in the accompanying condensed consolidated statements of operations, was approximately $0.1 million for the three months ended September 30, 2006 and 2005, and $0.5 million and $0.3 million for the nine months ended September 30, 2006 and 2005, respectively.

6.   SECURED DEMAND PROMISSORY NOTES

     In September 2004, STSG agreed to provide the Company (or, at its option, cause a related party to provide to the Company) with up to $5.0 million in working capital loans, as amended, in the form of 11.5% secured demand promissory notes (the "Working Capital Facility"). Pursuant to the terms of the Working Capital Facility, amounts drawn under the facility were to be repaid on or before November 15, 2005. The Working Capital Facility is secured by a lien on all of the Company's and its operating subsidiary's assets, which is subordinate to the lien on those assets held by the lenders in our 2005 Financing transaction (see Note 9). The Working Capital Facility expired on September 30, 2005. As of September 30, 2006 and December 31, 2005, $2.5 million was outstanding under this facility. The Company recorded accrued and unpaid interest to related parties of approximately $0.1 million in accrued expenses and current portion of long term liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005.

     As of September 30, 2005, the Company did not have adequate accounts receivable and inventory to collateralize amounts drawn under the Working Capital Facility. The indebtedness under the Working Capital Facility matured on November 15, 2005 under its original terms. In light of this collateral coverage deficiency and the maturity of the indebtedness under the Working Capital Facility, the Company has negotiated with STSG a waiver of all applicable covenant defaults and an extension of the maturity date. STSG and the Company have agreed to the following: (a) the noteholders will waive all covenant defaults resulting from inadequate collateral coverage until November 30, 2006,
(b) the maturity dates under the Working Capital Facility will be deferred until November 30, 2006 and (c) on a monthly basis until November 30, 2006, the

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


Company will issue to the noteholders warrants to purchase 110,000 shares of the Company's common stock at an exercise price of $2.40 per share. Management estimated that the fair value of 330,000 warrants issued during the three months ended September 30, 2006 was approximately $0.1 million and the 990,000 warrants issued during the nine months ended September 30, 2006 was approximately $0.4 million using the Black-Scholes option-pricing model. The fair value of these warrants is included in interest expense to related parties in the accompanying condensed consolidated statements of operations.

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

     In connection with the September 2004 Private Placement and the December 2004 Notes, the Company filed a registration statement with the Securities and Exchange Commission (the "SEC") relating to the resale of shares of its common stock. Since that registration statement was not declared effective by the SEC by February 25, 2005, the Company was obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continues, an amount equal to 2% of such purchase price, until the Company cured the delay, with an overall cap on such registration rights penalty, or liquidated damages, of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect the Company's financial condition. In addition, the Company is obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. The Company has not yet paid such amount and interest continues to accrue. Interest expense, included in registration rights penalty in the accompanying condensed consolidated statements of operations, was approximately $0.07 million for each of the three months periods ended September 30, 2006 and 2005, respectively, and $0.2 million and $0.1 million for the nine months periods ended September 30, 2006 and 2005, respectively.

8.   ACCRUED EXPENSES, DEFERRED REVENUE AND CURRENT PORTION OF CAPITAL LEASES

     Accrued expenses, deferred revenue and current portion of capital leases consist of the following:

                                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                               2006               2005
                                                                             ----------        ----------
                                                                             (Unaudited)
Compensation, accrued bonuses and benefits payable ..................        $  609,208        $   91,525
Interest payable and accrued expenses due to a related party ........           511,018            71,587
Continuous motion patch machine costs and delivery ..................           166,264           391,000
Deferred revenue, current portion ...................................           124,678           127,178
Accrued insurance costs .............................................            45,383           163,403
Accrued accounting fees .............................................            43,750           150,000
Current portion of capital lease obligation .........................            30,808            33,061
Other ...............................................................           547,350           365,572
                                                                             ----------        ----------
                                                                             $2,078,459        $1,393,326
                                                                             ==========        ==========

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


9.   SENIOR SECURED CONVERTIBLE DEBENTURES ISSUED ON AUGUST 19, 2005

     During 2005, the Company issued senior secured convertible debentures due August 31, 2008, which initially have an interest rate of 8% per annum, with an aggregate principal amount of $10.5 million and warrants to purchase 2,243,172 shares of the Company's common stock. $10.0 million of the $10.5 million was issued on August 19, 2005 and is convertible into shares of the Company's common stock at $2.40 per common share, the Company refers to this transaction as the August 2005 Transaction. The remainder, $0.5 million, was issued on December 23, 2005 and is convertible into shares of the Company's common stock at $1.56 per common share, the Company refers to this transaction as the December 2005 Transaction. The Company refers to the August 2005 Financing and December 2005 Financing, collectively, as the 2005 Financing. At any time and at the holder's option, each holder may convert any outstanding 2005 Financing debentures it holds into shares of the Company's common stock. As of September 30, 2006 and December 31, 2005, the 2005 Financing debentures are convertible into approximately 3,986,412 and 4,484,846 shares, respectively, of the Company's common stock.

     Net proceeds from the 2005 Financing, excluding any proceeds arising from the exercise of warrants in the future, were approximately $7.6 million, after giving effect to $1.4 million in deal expenses and $1.5 million of cash received in the 2005 Financing, which the Company was required to deposit in a cash collateral account for the benefit of the holders of the senior secured convertible debentures. Net proceeds from the 2005 Financing were used for general corporate purposes. Offering costs amortization expense was approximately $0.1 million for each of the three month periods ended September 30, 2006 and 2005, respectively, and $0.4 million and $0.1 million for the nine-month periods ended September 30, 2006 and 2005, respectively, and is included in interest expense in the condensed consolidated statements of operations.

     The Company allocated the aggregate proceeds of the 2005 Financing between the warrants and the debentures based on their fair values in accordance with Accounting Principle Board ("APB") No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, ("APB No. 14"), and thus recorded $3.0 million as additional paid-in capital for the value allocated to the warrants. Management determined the fair value of the warrants utilizing the Black-Scholes option-pricing model. The Company will amortize the fair market value of the warrants through August 2008, the date of maturity. Warrant amortization expense was $0.3 million and $0.1 million for the three month periods ended September 30, 2006 and 2005, respectively, and $0.8 million and $0.1 million for the nine-month periods ended September 30, 2006 and 2005, respectively, and is included in interest expense in the condensed consolidated statements of operations. Should the debentures be converted or paid prior to the payment terms, the amortization of the fair value allocated to the warrants will be accelerated.

     The carrying value of the senior secured convertible debentures is as follows at September 30, 2006 and December 31, 2005:

                                                                        SEPTEMBER 30,       DECEMBER 31,
                                                                            2006                2005
                                                                        ------------         ------------
                                                                        (Unaudited)
Principal amount of senior secured convertible debentures ......        $  9,329,850         $ 10,500,000
Less: fair value of warrants (original basis $3,031,746), net of
     amortization ..............................................          (1,913,410)          (2,675,811)
                                                                        ------------         ------------
         Balance outstanding including current portion .........        $  7,416,440         $  7,824,189
                                                                        ============         ============

     The Company entered into a cash collateral agreement with the lenders and Wachovia National Bank, National Association, as collateral agent, pursuant to which the Company deposited with the collateral agent the sum of $1.5 million. This amount is equivalent to two years' of interest on the senior secured convertible debentures issued in the 2005 Financing and secures the Company's obligations to pay such interest to the

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


holders of such debentures. As of September 30, 2006, the balance in this account is approximately $0.5 million. Interest is payable in cash starting on the last day of each quarter beginning August 31, 2005 at a fixed rate of 8% per annum. However, because certain liquidity milestones as defined in the agreement were not met, the interest rate was adjusted to 10% on February 15, 2006. Interest expense for the three month periods ended September 30, 2006 and 2005, was approximately $0.3 million and $0.1 million, respectively, and for the nine month periods ended September 30, 2006 and 2005, $0.8 million and $0.1 million, respectively, and is included in interest expense in the condensed consolidated statements of operations.

     The Company is required to pay to each holder of the senior secured convertible debentures, in cash, on the last day of each quarter, 11.11% of the original principal amount of the senior secured convertible debentures, plus unpaid accrued interest thereon. On August 30, 2006, the Company made a principal payment of $1.2 million, with the next such principal payment date occurring on November 30, 2006, at which time the Company is required to make a principal payment of $1.2 million.

     The schedule of principal payments is as follows:

          2006...........................         $1,166,550
          2007 ..........................          4,666,200
          2008 ..........................          3,497,100
                                                  ----------
             Total ......................         $9,329,850
                                                  ==========


     STANDSTILL AGREEMENTS

     On September 27, 2006, the Company and STSG executed separate letter agreements with each of the holders of the senior secured convertible debentures. Pursuant to the letter agreements, until November 28, 2006, each holder in the 2005 Financing, without the prior consent of STSG, (i) offer, sell, assign, transfer, contract or grant any option to sell, or otherwise alienate or dispose of, any part of its senior secured convertible debentures,
(ii) convert its senior secured convertible debentures or exercise warrants,
(iii) enter into any swap, hedge or similar agreement or arrangement that transfers, in whole or in part, the economic risk of ownership of its senior secured convertible debentures, or (iv) engage in any short selling of the common stock of the Company. In addition, if the Company repays in full on or before November 28, 2006, the outstanding balance of the senior secured convertible debentures, including accrued interest, the holders of the senior secured convertible debentures will, for no additional consideration, cancel and surrender to the Company all of its warrants.

     Furthermore, concurrently with any investments, as defined, in the Company, the Company will pay the senior secured convertible debentures 50% percent of the net amount of each investment (the "Required Payment"). Each Required Payment will be applied to the principal payments due on the senior secured convertible debentures in reverse chronological order beginning with the last principal payment, up to the outstanding balance of the senior secured convertible debentures. Finally, the Company is now required to make all principal and interest payments due to the senior secured convertible debentures in cash and is not permitted to pay any principal and interest in shares of common stock of the Company (see Note 17).

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

     The Company allocated the aggregate proceeds of the January 2006 Promissory Note between the warrants and the debentures based on their fair values in accordance with APB No. 14 and thus recorded approximately $62,000 as additional paid-in capital for the value allocated to the warrants. Management determined the fair value of the warrants utilizing the Black-Scholes option-pricing model. The Company will amortize the fair market value of the warrants through December 2008, the date of maturity. Warrant amortization expense was approximately $0.005 million and $0.02 million for the three and nine-month periods ended September 30, 2006, respectively, and is included in interest expense to related parties in the condensed consolidated statements of operations. Should the January 2006 Promissory Note be converted or paid prior to the payment terms, the amortization of the fair value allocated to the warrants will be accelerated.

     2006 PROMISSORY NOTES

     In 2006, STSG provided the Company with a total of $8.1 million in loans in the form of Subordinated Convertible Unsecured Promissory Notes (the "2006 Promissory Notes"). The 2006 Promissory Notes: (i) mature on December 1, 2008;
(ii) bear interest at a rate equal to 10% per annum payable in cash on a semi-annual basis; (iii) are convertible into shares of common stock at a conversion price of $2.40 per share; (iv) are convertible into the Company's next private financing of equity or debt securities and (v) have piggy-back registration rights. As an inducement to STSG to make these loans the Company entered into a letter agreement with STSG pursuant to which the Company agreed to use its best efforts to take all necessary and appropriate action to amend its articles of incorporation to reduce the conversion price of its series B convertible preferred stock (of which STSG is the principal holder) from $7.16 per share to $1.00 under certain conditions. This reduction has not yet taken place.

     As an inducement to STSG to purchase the August 30, 2006 Subordinated Convertible Unsecured Promissory Note, the Company agreed to amend the prior 2006 Promissory Notes to conform the conversion provision of the notes to conversion at the option of the holder, rather than automatic conversion, in a "Qualified Financing," as defined.

                         VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


     The following is a schedule of the 2006 Financings:

                                                                                     BALANCE AT
                                                  ISSUANCE             PRINCIPAL    SEPTEMBER 30,
                   LENDER                           DATE                 AMOUNT         2006
-------------------------------------------------------------------------------------------------
Spencer Trask Specialty Group, LLC           January 31, 2006       $   250,000    $    250,000
Spencer Trask Specialty Group, LLC           February 13, 2006          500,000         500,000
Spencer Trask Specialty Group, LLC           February 16, 2006          500,000         500,000
Spencer Trask Specialty Group, LLC           March 21, 2006             500,000         500,000
Spencer Trask Specialty Group, LLC           April 4, 2006              500,000         500,000
Spencer Trask Specialty Group, LLC           April 18, 2006             750,000         750,000
Spencer Trask Specialty Group, LLC           May 5, 2006                500,000         500,000
Spencer Trask Specialty Group, LLC           May 23, 2006               500,000         500,000
Spencer Trask Specialty Group, LLC           June 8, 2006               500,000         500,000
Spencer Trask Specialty Group, LLC           June 26, 2006              500,000         500,000
Spencer Trask Specialty Group, LLC           July 7, 2006               200,000         200,000
Spencer Trask Specialty Group, LLC           July 18, 2006              500,000         500,000
Spencer Trask Specialty Group, LLC           August 2, 2006             500,000         500,000
Spencer Trask Specialty Group, LLC           August 17, 2006            500,000         500,000
Spencer Trask Specialty Group, LLC           August 30, 2006          1,166,550       1,166,550
Spencer Trask Specialty Group, LLC           August 31, 2006            500,000         500,000
Less: fair value of warrants (original
basis $62,267), net of amortization                                                     (46,256)
                                                                                   ------------
      Balance at September 30, 2006                                                $  8,320,294
                                                                                   ============



11.  SERIES B CONVERTIBLE REDEEMABLE PREFERRED STOCK

     Effective upon cancellation of all outstanding shares of the Vyteris series A convertible redeemable preferred stock on September 29, 2004, the holders of the Vyteris Holding's series B convertible redeemable preferred stock were entitled to receive, ratably, an annual cash dividend of 8% of the then applicable redemption price of $7.5 million out of funds legally available, payable quarterly. The dividends on the Vyteris Holding's series B convertible redeemable preferred stock were cumulative, whether or not earned or declared and were to be paid quarterly in arrears, and are $1.2 million and $0.8 million at September 30, 2006 and December 31, 2005, respectively. In the event of liquidation, holders of Vyteris Holding's series B convertible redeemable preferred stock are entitled to receive a liquidation preference of $1.00 per share (adjusted for stock splits or combinations of such stock, recapitalizations, or other similar transactions that have the effect of increasing or decreasing the number of shares represented by each outstanding share of such stock), plus an amount equal to all declared but unpaid dividends on the Vyteris Holding's series B convertible redeemable preferred stock.

     With respect to the distribution of assets, Vyteris Holdings series B convertible redeemable preferred stock ranks senior to the Company's common stock. Each share of Vyteris Holdings series B convertible redeemable preferred stock is convertible at any time, at the option of the holder, into common stock at a price per share if converted within 18 months from March 31, 2004, of $9.55; if converted within the next 18 months, $7.16; or if converted any time thereafter, $3.58. The holders of Vyteris Holdings series B convertible redeemable preferred stock (and the holders of any other series of preferred stock with similar voting rights as the Vyteris Holdings Series B convertible redeemable preferred stock) vote together with the holders of shares of common stock as a single class in all matters to be voted on by shareholders of the Company, except that the vote or consent of the holders of a majority of the shares of Vyteris Holdings series B convertible redeemable preferred stock is necessary to authorize or issue an equity security having any preference over or being on a parity with the

                        VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


Vyteris Holdings series B convertible redeemable preferred stock with respect to dividend or liquidation preference; increase the number of authorized shares of Vyteris Holdings series B convertible redeemable preferred stock; or amend, alter or repeal any provision of the Company's Certificate of Incorporation, Certificate of Designations or By-laws, if such action would alter, in any material respect, the rights of the Vyteris Holdings series B convertible redeemable preferred stock. Since we classify the series B convertible redeemable preferred stock as a liability on the condensed consolidated balance sheets, the stated dividends are classified as interest expense and amounted to $0.2 million for the three months ended September 30, 2006 and 2005 and $0.5 million for the nine months ended September 30, 2006 and 2005.

     Mandatory redemption commences on March 1, 2006, the first anniversary date of the first commercial sale of LidoSite and continuing for one year thereafter, the Company is required to redeem (on a quarterly basis) an amount of Vyteris Holdings Series B convertible redeemable preferred stock equal to 5% of the gross profits derived from the sale of LidoSite. During the following years, the Company is required to redeem (on a quarterly basis) an amount of Vyteris Holdings series B convertible redeemable preferred stock equal to 10% of the gross profits derived from the sale of LidoSite. In connection with the 2005 Financing, the holders of the series B convertible redeemable preferred stock, agreed to waive the requirement that the Company redeem shares of its series B convertible redeemable preferred stock for so long as the debentures remain outstanding or the Company owes any obligations under the 2005 Financing. In addition to obtaining that waiver, the Company amended its articles of incorporation to preclude the redemption of shares of the series B convertible redeemable preferred stock, but not the accrual of the redemption amount, for so long as the senior secured convertible debentures remain outstanding.

12.  RELATED PARTY TRANSACTIONS


     In addition to the Secured Demand Promissory Notes described in Note 6, the 2005 Financing in Note 9, the 2006 Financings described in Note 10, the Company had the following related party transactions:


     o At September 30, 2006 and December 31, 2005, approximately $61,000 is included in accrued expenses and current portion of long term liabilities in the accompanying condensed consolidated balance sheets for amounts owed to Spencer Trask and Spencer Trask Ventures, Inc. for certain expenses paid on behalf of the Company.

     o During December 2001, $10,000 of Spencer Trask's funds were deposited in the Company's bank account in error by the Company's bank. Therefore, at September 30, 2006 and December 31, 2005, $10,000 is included in accrued expenses and current portion of long term liabilities in the accompanying condensed consolidated balance sheets.


     o During each of the nine months ended September 30, 2006 and 2005, the Company made minimum lease payments of approximately $0.1 million and $0.3 million, respectively, under a non-cancelable operating sublease with Becton, Dickinson and Company, or Becton Dickinson, for office and facility space. In addition, the Company owed Becton Dickinson approximately $0.1 million and $0.03 million at September 30, 2006 and December 31, 2005, respectively. The Company operated as a division of Becton Dickinson for over ten years. In November 2000, Becton Dickinson transferred to us certain assets in exchange for common stock, preferred stock and a royalty agreement. The Company's non-cancelable operating sublease with Becton Dickinson expired on September 30, 2006. In August 2006, the Company entered into a five year lease agreement for its principal facility which houses its FDA approved manufacturing operations.

                        VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


     o On April 26, 2005, the Company announced the appointment of Russell O. Potts, Ph.D. to its Board of Directors. Dr. Potts has served the Company as a consultant in drug delivery, glucose monitoring and medical devices since April 2003. The Company paid Dr. Potts approximately $0.06 million and $0.01 million for consulting services in the nine months ended September 30, 2006 and 2005, respectively.

     The Company is required to pay Becton Dickinson a royalty in respect of sales of each iontophoresis product stemming from intellectual property received by the Company from Becton Dickinson as part of the formation of the Company. For each such product, on a country-by-country basis, that obligation continues for the later of 10 years after the date of the first commercial sale of such product in a country and the date of the original expiration of the last-to-expire patent related to such product granted in such country. The royalty, which is to be calculated semiannually, will be equal to the greater of 5% of all direct revenues, as defined below, or 20% of all royalty revenues, with respect to the worldwide sales on a product-by-product basis. No royalties may be earned by Becton Dickinson prior to November 10, 2005. "Direct revenues" are the gross revenues actually received by the Company from the commercial sale of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges or certain other expenses. "Royalty revenues" are the gross revenues actually received by the Company from any licensing or other fees directly relating to the licensing of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges and certain other expenses. Total accrued royalty in the condensed consolidated balance sheet as of September 30, 2006 was insignificant.

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

     On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, requiring it to recognize expense related to the fair value of its stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R, and therefore has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for the three and nine-month periods ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

                        VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


         Stock option activity for the nine-month period ended September 30, 2006:

                                                     NUMBER           EXERCISE PRICE        WEIGHTED
                                                       OF                    PER               AVERAGE       INTRINSIC
                                                     SHARES                SHARE          EXERCISE PRICE       VALUE
                                                    ---------         ---------------     --------------     ---------
          Outstanding at January 1, 2006 ..         2,504,033         $ 1.43 - $ 3.04        $     2.65
          Granted .........................         2,020,000           0.28 -   1.45              1.20
          Exercised .......................               -                         -                -
          Cancelled .......................          (242,305)          1.43 -   3.04              2.75
                                                    --------
          Outstanding at September 30, 2006         4,281,728         $ 0.28 - $ 3.04        $     1.98      $   50,600
                                                                                                             ==========
          Exercisable at September 30, 2006         1,887,866         $ 1.43 - $ 3.04        $    2.68       $        -
                                                                                                             ==========

     The following table sets forth the total stock-based compensation expense resulting from stock options in the Company's condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2006:

                                                                              3 MONTHS         9 MONTHS
                                                                                ENDED            ENDED
                                                                                   SEPTEMBER 30, 2006
                                                                               ------------------------
                                                                                    (Unaudited)
          Research and development ....................................        $ 72,594        $219,823
          General and administrative ..................................         119,422         357,488
                                                                               --------        --------
              Stock-based compensation expense before income taxes ....         192,016         577,311
          Income tax benefit ..........................................             -               -
                                                                               --------        --------
              Total stock-based compensation expense after income taxes        $192,016        $577,311
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

                        VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


     The following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three and nine-months ended September 30, 2005:

                                                           THREE MONTHS            NINE MONTHS
                                                               ENDED                 ENDED
                                                                   SEPTEMBER 30, 2005
                                                           ----------------------------------
                                                                      (Unaudited)
     Net loss, as reported ........................        $ (8,990,969)        $(18,414,891)
     Add: stock-based employee compensation
          expense included in reported net loss ...              19,877               76,660
     Deduct: stock-based employee compensation
          expense determined under fair value based
          method for all awards....................            (306,377)          (2,739,438)
                                                           ------------         ------------
     Pro forma net loss ...........................        $ (9,277,469)        $(21,077,669)
                                                           ============         ============

     Net loss per common share, as reported:
       Basic and diluted ..........................        $      (0.47)        $      (0.95)
       Basic and diluted, pro forma ...............        $      (0.48)        $      (1.09)
     Weighted average number of common shares:
       Basic and diluted ..........................          19,293,858           19,293,858

     The fair value of stock-based awards was estimated using the black scholes model, or in the case of awards with market or performance based conditions, the binomial model with the following weighted-average assumptions for stock options granted in the three and nine-months ended September 30, 2006 and 2005:

                                                      THREE MONTHS                 NINE MONTHS
                                                  ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                               ------------------------     -------------------------
                                                 2006            2005          2006          2005
                                               --------       ---------     -----------    ----------
                                                     (Unaudited)                    (Unaudited)
     Weighted-average:
         Expected holding period (years)..         -              6.0            5.0            6.0
         Risk-free interest rate .........         -              4.11%          4.50%          3.98%
         Dividend yield ..................         -                 0%             0%             0%
         Volatility ......................         -             97.0%          96.2%          97.0%
         Fair value at grant date ........         -         $    1.85      $    1.24      $    2.39

     Forfeiture rate .....................      7.07%                -           7.07%             -

     The Company's computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The key factors in the Company's determination of expected volatility are historical and market-based implied volatility, comparable companies with longer stock trading periods than the Company and industry benchmarks. Due to the Company's limited trading history and trading volumes, it used the volatility calculated at the time of the Merger from September 2004 through May 2006, as the utilization of an average volatility would likely have been significantly lower.

     On December 19, 2005, the Company entered into an employment agreement with Timothy McIntyre, pursuant to which, commencing on January 1, 2006, Mr. McIntyre will serve as the President and CEO of the Company. In connection with his employment agreement, Mr. McIntyre was granted options covering up to 1,750,000 shares of Company common stock with vesting upon the achievement of several milestones. The

                        VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


milestones contained in this agreement consisted of both market and performance based vesting terms. As of September 30, 2006, no stock options vested under this employment agreement.

     As of September 30, 2006, $2.1 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.2 years.

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

     The Company is involved in pending opposition proceedings involving its European patent portfolio. The ultimate outcome cannot be predicted at this time. Management does not believe that the pending opposition proceedings will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

15.  MATERIAL AGREEMENTS

     AMENDMENT TO B. BRAUN LICENSE, DEVELOPMENT AND SUPPLY AGREEMENT WITH B.
     BRAUN

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

     B. Braun has exclusive marketing rights in all markets except for the U.S. physicians' office and Japanese markets. B. Braun is obligated to pay us 60% of
B. Braun's net selling price for the LidoSite product in years 1 through 3 of the agreement, and 50% of the net selling price thereafter. Such payments are to be made on a calendar quarterly basis and are to be made within 45 days following the close of each calendar quarter. The Company is obligated to sell the controller units to B. Braun at the lesser of $30.00 or at the price at which it

                        VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


purchases the controllers from a third party, except for 2006, during which it will sell the controller units to B. Braun at $50.00 per unit. B. Braun is obligated to provide the Company with a binding, quarterly purchase order for the LidoSite patch and LidoSite controller at least 60 days in advance of the commencement of the quarter, together with a rolling forecast of orders of the succeeding two quarters. B. Braun is obligated to purchase at least 75% of the quantity of products set forth in the rolling forecast for the succeeding quarter. B. Braun has not provided the Company with the quarterly purchase order or the rolling forecast for the prospective quarters.

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

     LEASE AGREEMENT

     In August 2006, the Company entered into a five year lease agreement for its principal facility which houses its FDA approved manufacturing operations. As part of the agreement, the Company paid $0.2 million for a security deposit and issued a $0.2 million letter of credit to the landlord. STSG, a principal stockholder of and lender to the Company, deposited $0.2 million on the Company's behalf to secure this letter of credit.

     At September 30, 2006, the minimum lease payments under the non-cancelable operating subleases for office and facility space are as follows:

                                                                       OPERATING
                                                                         LEASE
                                                                      ----------
     Years ended December 31,
          2006.................................................       $   75,350
          2007 ................................................          301,400
          2008 ................................................          301,400
          2009 ................................................          315,528
          2010 ................................................          320,238
          2011 ................................................          240,178
                                                                      ----------
               Total minimum lease payments....................       $1,554,094
                                                                      ==========

     INVESTMENT SERVICES AGREEMENTS

     On September 13, 2006, the Company entered into a finders' agreement with International Capital Advisory Inc., a Canadian corporation ("ICA"), pursuant to which ICA agreed to help the Company locate investors outside of the United States. Pursuant to the finders' agreement, the Company will pay to ICA a cash fee equal to 10% percent of the gross proceeds raised by ICA. In addition, the Company will issue to ICA warrants to purchase up to 10% percent of the number of units of common stock and warrants sold in connection with the efforts of ICA. The exercise price of each warrant issued will be equal to the purchase price paid by the investors in the particular private offering for which the warrant is being issued to ICA as compensation.

     In addition, on September 13, 2006, the Company entered into an advisory consulting agreement with ICA pursuant to which ICA will provide advice to the Company with respect to investor relations, financing and other strategic decisions. Pursuant to the advisory consulting agreement, the Company has agreed to pay to ICA an advisory fee of $12,500 per month from September 1, 2006, until August 1, 2007, and $15,000 per

                        VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


month from September 1, 2007, until August 1, 2009. Furthermore, the Company has agreed to issue to ICA (or its affiliates) 7,100,000 shares of its common stock, valued at $0.25 per share, if ICA assists the Company in raising $5.0 million in funding. As of September 30, 2006, the raise had not occurred.

16.  LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share for the three and nine months ended September 30, 2006 and 2005.

                                                      THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                         SEPTEMBER 30,                               SEPTEMBER 30,
                                                 ---------------------------------         ---------------------------------
                                                    2006                  2005                 2006                 2005
                                                 ------------         ------------         ------------         ------------
     Numerator:
        Net loss ..........................      $ (4,242,888)        $ (8,990,969)        $(12,179,884)        $(18,414,891)
     Denominator:
        Weighted average shares ..........         19,295,319           19,293,858           19,294,763           19,293,858
                                                 ------------         ------------         ------------         ------------
     Basic and diluted net loss per share..      $      (0.22)        $      (0.47)        $      (0.63)        $      (0.95)
                                                 ============         ============         ============         ============


     The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period.

                                                SEPTEMBER 30,
                                        ----------------------------
                                           2006              2005
                                        ----------        ----------
     Convertible preferred stock..       1,047,500           785,625
     Convertible debt ............       7,472,475         4,166,168
     Warrants ....................       9,118,542         7,644,329
     Options .....................       4,281,728         2,621,990
                                        ----------        ----------
         Total ...................      21,920,245        15,218,112
                                        ==========        ==========


17.  SUBSEQUENT EVENT

     On October 5, 2006, the Company entered into stock purchase agreements with investors introduced to the Company by ICA pursuant to which the Company issued to those investors, in the aggregate (i) 10,000,000 shares of common stock and
(ii) 5,000,000 warrants, each of which may be exercised for two years from the date of issuance to purchase an additional share of common stock for $0.45 per share. These securities were issued to each investor in "units" of two shares of common stock and one warrant at a purchase price of $0.50 per unit. The Company raised a total of $2.5 million through the sale of such units. Each warrant is callable by the Company when the bid price of the common stock trades at or above $1.00 per share for twenty consecutive trading days. These securities were issued in a private placement exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of that act. In connection therewith, the Company is obligated to pay $0.3 million to ICA, and became obligated to issue warrants to ICA covering 10% of the units described above. Net proceeds to the Company from this financing were approximately $2.2 million.

     On October 11, 2006, the Company sent a notice to the holders of senior secured convertible debt informing them that as a result of the investments described above, their senior secured convertible debt is now convertible into common stock at a price of $0.25 per share rather than $2.40 per share and that the Company paid $1.1 million to the holders of senior secured convertible debt, as the Required Payment. The senior secured convertible securities became convertible into 26,333,800 shares of the Company's common stock and warrants became convertible into 25,201,981 shares of the Company's common stock giving effect to the anti-dilution provisions contained in those agreements. As of September 30, 2006, the senior secured convertible securities were convertible into 3,986,412 shares of the Company's common stock and warrants were convertible into 2,243,172 shares of the Company's common stock. This modification to the senior secured convertible debt and related warrants will result in a significant additional interest charge in the fourth quarter of 2006.

                        VYTERIS HOLDINGS (NEVADA), INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


     Pursuant to a letter dated October 10, 2006, from STSG to the Company, STSG informed the Company that it had agreed to maintain the conversion price of the convertible notes issued in the January 2006 Promissory Note and the 2006 Promissory Notes and warrants issued from borrowings under the Working Capital Facility at $2.40 per share, waiving the anti-dilution effect on those notes of the issuance of units of two shares of common stock and one warrant, at a purchase price of $0.50 per unit, in October 2006.

     In addition, during October 2006, STSG acted as a finder, on the same terms as ICA, with respect to the sale of $1.0 million of units of two shares of common stock and one warrant, at a purchase price of $0.50 per unit.

     On November 8, 2006, the Company entered into stock purchase agreements with investors introduced to the Company by ICA and STSG pursuant to which the Company issued to those investors, in the aggregate (i) 13,000,000 shares of common stock and (ii) 6,500,000 warrants, with the same terms as the October 3, 2006 stock purchase agreements mentioned above. The Company raised a total of $3.3 million through the sale of such units. In connection therewith, the Company is obligated to pay finder fees of $0.5 million to ICA and $0.1 million to STSG, and became obligated to issue warrants to ICA covering 10% of the units described above. Upon the closing of this financing transaction, the Company is required to issue to ICA (or its affiliates) 7,100,000 shares of its common stock, valued at $0.25 per share, in accordance with the advisory consulting agreement described in Note 15. Net proceeds to the Company from this financing were approximately $2.9 million.

     Upon the issuance of units of two shares of common stock and one warrant, at a purchase price of $0.50 per unit, in October 2006 and November 2006, warrants currently held beneficially or of record by Spencer Trask Ventures, STV an affiliate of STSG, and employees thereof which had been issued to STV as placement agent in connection with the September 2004 private placement became convertible into 3,664,227 shares of the Company's common stock rather than 2,119,834 shares of common stock, giving effect to the weighted average anti-dilution provisions contained in those warrants. Warrants currently held beneficially or of record by STSG, in connection with warrants issue for the amendment to the Working Capital Facility became convertible into 2,638,463 shares of the Company's common stock rather than 1,544,330 shares of common stock, giving effect to the weighted average anti-dilution provisions contained in those warrants. This modification to the warrants issued to he placement agents in the September 2004 private placement and warrants issue for the amendment to the Working Capital Facility will result in a significant additional interest charge in the fourth quarter of 2006.

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

     LIQUIDITY

     On September 30, 2006 our cash position was $0.4 million and we had negative working capital of $10.6 million. During 2005, we financed our operations through two financings with a related party; a $2.5 million loan in connection with a Working Capital Facility and the sale of $10.5 million aggregate principal amount of senior secured convertible debentures. During the first nine-months in 2006, we financed our operations with a $0.3 million loan in the form of 10.0% subordinated convertible unsecured promissory note and $8.1 million of promissory notes from Spencer Trask Specialty Group, LLP, or STSG. On October 5, 2006, we entered into stock purchase agreements and raised a total of $5.5 million through the sale of shares of common stock and warrants. These securities were issued to each investor in "units" of two shares of common stock and one warrant at a purchase price of $0.50 per unit. Subsequent financings have been and will be required to fund our operations, to develop new applications of our technologies, to respond to competitive pressures, to repay amounts borrowed, and/or to acquire or invest in complementary businesses, technologies or services. Additional funding may not be available on favorable terms or at all. Failure to obtain such financing will require management to substantially curtail operations, which will result in a material adverse effect on our financial position and results of operations. In the event that we do raise additional capital through a borrowing, the covenants associated with the senior secured convertible debentures may impose substantial impediments on us.

     BUSINESS MODEL

     TECHNOLOGY

     We have developed and produced the first electronically controlled "active" transdermal drug delivery system that delivers drugs through the skin comfortably, without needles (a smart patch delivery system). Our patented, platform technology differs significantly from passive transdermal drug delivery by means of patches that only permit slow, steady chemical diffusion of drugs. By contrast, using our active transdermal drug delivery system, certain drugs can be delivered through the skin many times faster than by passive patches and the delivery rate can be programmed or adjusted electronically.

     LIDOSITE

     On May 6, 2004, we received approval from the FDA for the commercial sale of our first product, LidoSite. LidoSite is a topical delivery system indicated for use on normal intact skin to provide local anesthesia prior to needle stick procedures such as injections and intravenous therapies as well as superficial dermatological procedures. Our clinical data indicates that LidoSite reduces the pain associated with needle-stick procedures. In January 2005 we received approval from the FDA for our manufacturing facility and processes for LidoSite.

    On May 6, 2004, we received approval from the FDA for the commercial sale of our first product, LidoSite. LidoSite is a topical delivery system to provide local anesthesia prior to needle stick procedures such as injections and intravenous therapies as well as superficial dermatological procedures. Our LidoSite product delivers lidocaine, along with a small quantity of epinephrine, a drug that helps lidocaine work faster and last longer by accelerating the onset of anesthesia and extending the duration of pain reduction. This patch delivery system consists of a patch that adheres to the skin and contains the medication and a small reusable battery-powered, wearable electronic dose controller that connects to the patch. Clinical studies have shown that use of our LidoSite product significantly reduces the pain of both pediatric and adult needle-stick procedures, as well as other skin incision or puncture procedures.

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

     LIDOSITE MARKET - OFFICE-BASED PHYSICIANS MARKET

     We plan to expand the market for LidoSite, our unique needle-free system that quickly numbs the skin prior to injections. We have recently amended the B. Braun agreement acquiring the marketing rights to the U.S. physicians' office and Japanese markets and plan to enter into arrangements with large pharmaceutical companies that presently sell directly to office-based physicians, especially rheumatologists, orthopedic surgeons, pediatricians, dermatologists, and internal medicine practitioners.

     One of the largest opportunities for sales of LidoSite is the 400,000 office-based physicians who routinely take blood samples (venipuncture). There are over 900,000 blood samples drawn each day in the U.S. As such, the U.S. physician office-based market is exponentially larger than the hospital marketplace. Our plan is to establish LidoSite as a clinical standard operating procedure for painless blood sampling. We intend to establish marketing agreements to distribute and sell through well established blood lab sales force and distribution systems.

     Another targeted market for LidoSite are the many patients that are taking frequent injections for the treatment of rheumatoid arthritis and other related diseases. As a therapy for rheumatoid arthritis, the tumor necrosis factor, TNF, inhibitor injection market is one of the highest growth sectors in U.S. healthcare, resulting in over 200,000 prescriptions per month.

     LIDOSITE MARKET - HOSPITAL MARKET

     On September 20, 2002, we signed a marketing agreement with B. Braun Medical, Inc., or B. Braun, to act as our exclusive, worldwide sales and marketing distributor for LidoSite. B. Braun, a multinational medical products company based in Germany, is a U.S. market leader in the sale of regional anesthesia products. On March 7, 2006 we amended the B. Braun agreement acquiring the marketing rights to the U.S. physicians' office and Japanese markets and plan to enter into arrangements with large pharmaceutical companies that presently sell directly to office-based physicians, especially rheumatologists, orthopedic surgeons, pediatricians, dermatologists, and internal medicine practitioners. We refer to this agreement, as amended, as the
B. Braun Agreement.

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

     o B. Braun is obligated to provide us with a binding, quarterly purchase order for the LidoSite patch and LidoSite controller at least 60 days in advance of the commencement of the quarter, together with a rolling forecast of orders of the succeeding two quarters. B. Braun is obligated to purchase at least 75% of the quantity of products set forth in the rolling forecast for the succeeding quarter. At this time, B Braun has not provided the quarterly purchase orders or the related rolling forecast for the prospective calendar quarters.

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

     Our Northstar System, which is marketed by B. Braun under the brand name LidoSite, consists of a patch that adheres to the skin and contains the medication and a small reusable battery-powered, wearable electronic dose controller that connects to the patch. The controller that has been developed for LidoSite is a simple, single-button device initiated by the push of a button, which turns on the electric current for a ten-minute interval as it delivers the drug. Sophisticated control circuitry senses the skin's electrical resistance and limits the amount of current that is delivered to a safe, comfortable level, thereby automatically adapting to a wide range of skin types and characteristics. The controller is designed to provide up to 99 applications of the LidoSite product.

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

     As of September 30, 2006, B. Braun had approximately 100,000 LidoSite patches in inventory and we had approximately 80,000 additional LidoSite patches in our finished goods and work in process inventory. With the distribution network now fully stocked, we do not anticipate shipping LidoSite patches to B. Braun until the first quarter of 2007; therefore we expect minimal product sales revenues for the fourth quarter of 2006. Revenue recognized from the B. Braun Agreement was approximately $0.1 million and $0.3 million for the nine months ended September 30, 2006 and 2005, respectively. We had minimal product sales revenues in the three months ended September 30, 2006 and 2005.

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

    PRODUCT DEVELOPMENT

         INFERTILITY PRODUCT

     We are currently in Phase I stage of development of a product to treat female infertility. It is designed to deliver an FDA-approved hormone that induces ovulation when delivered in short, timed pulses throughout the day and night. To be effective, medication must be delivered in multiple daily doses continuously for 14 days or longer during a female's 28-day cycle. Current delivery methods fall short of this objective because they are inconvenient, costly and invasive. Women seeking the benefits of this therapy must either receive multiple injections per day or wear an uncomfortable intravenous pump. We believe that our potential infertility product would offer the possibility of administering this hormone in multiple transdermal pulses automatically, around the clock, in a convenient and comfortable manner.

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

     o Ferring is obligated to pay up to $9.0 million on the occurrence of certain events during the term of the agreements. As of September 30, 2006, Ferring has made $0.5 million of such payments to us since the commencement of the Ferring Agreement.

     On June 2, 2005, Ferring submitted an investigational new drug ("IND") application to the FDA in preparation for the initiation of clinical trials on a new transdermal product to treat female infertility. Clearance from the FDA was received on July 2, 2005 and Ferring initiated clinical studies on July 18, 2005. Upon Ferring's submission of the IND to the FDA, we received a $0.3 million milestone payment from Ferring, which was deferred and will be recognized over the life of the development and marketing agreement and a supply agreement. Revenue recognized from the Ferring agreement was approximately $0.6 million and $0.3 million for the three months ended September 30, 2006 and 2005, respectively, and $1.5 million and $0.9 million for the nine months ended September 30, 2006 and 2005, respectively.

     MIGRAINE PRODUCT

     The treatment of migraine requires rapid onset of medication. A class of compounds known as "triptans" is currently considered the best treatment. We believe that a significant opportunity exists to improve the efficacy of triptan therapy for migraines by changing the method by which triptans are administered. Taken orally, triptans often fail to deliver sufficient quantities of medication in the short time frame required to optimally treat migraine onset. Further, they often fail to prevent the second episode, known as recurrence that many migraine patients suffer within 12 to 18 hours after a first attack. Our technology's programmed delivery capability allows rapid delivery into the bloodstream, to act fast in treating the headache, followed by a steady low-level maintenance dose to potentially prevent recurrence. This can be accomplished automatically in a non-invasive, convenient product. We know of no other product in the market or under development with this dual capability. This profile of delivery represents a unique and significantly improved therapy and we believe it could be a potentially effective way of treating migraine headaches and preventing recurrent migraine headaches.

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

     We plan to accelerate clinical trials of our "smart" patch delivery system for the treatment of migraine headaches. We have previously announced a Phase I human clinical study that showed the feasibility of active transdermal delivery of triptans. Our goal is to use our own resources to complete the additional trials needed to gain FDA approval for the commercial sale of a Vyteris brand migraine product. By conducting the trials ourselves and doing our own manufacturing and sales, we can maximize the value of this product.

     NON-STEROIDAL ANTI-INFLAMMATORY DRUGS ("NSAID"s ) PRODUCT

     In a new product development program, we will soon begin a proof-of-concept clinical trial to demonstrate the benefits of transdermally delivering NSAIDs. NSAIDs are used primarily to treat inflammation, mild to moderate pain, and fever. Specific uses include the treatment of headaches, arthritis, sports injuries, and menstrual cramps. NSAIDs are associated with a number of side effects. The most common side effects, depending on the drug and the dosage, are nausea, vomiting, diarrhea, constipation, decreased appetite, rash, dizziness, headache, and drowsiness. NSAIDs may also cause fluid retention, leading to edema. The most serious side effects are kidney failure, liver failure, ulcers and prolonged bleeding after an injury or surgery.

     Through our research and development program, we will attempt to demonstrate clinically that our smart patch will eliminate or significantly reduce the side effects such as internal Gastrointenstinal (GI) bleeding, associated with oral delivery of NSAID's. We will seek a development partner with strong distribution capabilities to assist with this strategy.

     We plan to exploit the broad potential of our technology by seeking other pharmaceuticals that can be more effectively delivered transdermally. Our goal is to establish at least two new major drug development projects in each of the next several years.

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

     ALLOWANCE FOR EXCESS AND OBSOLETE INVENTORY.

      We assess the valuation of our inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory. The key factors in our inventory review process are contractual terms with B. Braun, our historical experience for raw materials and fabricated patch product meeting our specification acceptance criteria. The failure to meet specifications renders raw materials unusable in our patch fabrication process and for fabricated patches renders such patches not available for sale. The allowance for excess and obsolete inventory was $0.8 million at September 30, 2006. If future sales are less than currently projected by management, additional inventory allowances for excess or obsolete inventory may be required. Increases in the allowance for excess and obsolete inventory result in a corresponding expense to cost of sales.

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

     On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for us as of January 1, 2008. We believe that the new statement will not have a significant impact on our financial position or results of operations.

     On September 29, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefits Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. SFAS 158 is effective for us as of December 31, 2006. We believe that the new statement will not have a significant impact our financial position or results of operations.

     CONSOLIDATED RESULTS OF OPERATIONS

     The following table sets forth the percentage increases or (decreases) in certain line items on our condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005.

                                                             THREE MONTHS      NINE MONTHS
                                                                 ENDED            ENDED
                                                             SEPTEMBER 30,    SEPTEMBER 30,
                                                                 2006              2006
                                                                VERSUS            VERSUS
                                                            SEPTEMBER 30,     SEPTEMBER 30,
                                                                 2005              2005
                                                            -------------     -------------
       Revenues.........................................             6.3%             10.4%
       Cost of sales....................................         (100.0)%           (92.2)%
       Research and development expense.................          (27.2)%            (4.7)%
        General and administrative expense..............            12.5%              4.9%
       Registration rights penalty......................          (49.9)%           (87.5)%

       Interest expense, net............................          (73.2)%           (38.4)%
       Net loss.........................................          (52.8)%           (33.9)%

COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

     REVENUES

     Our revenues for the three-month periods ended September 30, 2006 and 2005 were primarily derived from reimbursement of development costs and related milestones under the development and marketing agreement with Ferring. Revenues in the comparable period in the prior year include revenue recognized for a research feasibility study for a pharmaceutical company. Total revenues were $0.6 million for the three-month periods ended September 30, 2006 and 2005. Our revenues in the three-month period ended September 30, 2006 were principally comprised of $0.6 million under the development and marketing agreement with Ferring. Our revenues in the three-month period ended September 30, 2005 were principally comprised of $0.3 million under the development and marketing agreement with Ferring and $0.3 million in research feasibility studies.

     Revenues from the development and marketing agreement with Ferring were $0.6 million for the three months ended September 30, 2006, compared to $0.3 million for the comparable period in 2005, an increase of 124.8% or $0.3 million. This increase is primarily attributable to additional research and development resources dedicated to this agreement during the third quarter of 2006. We had minimal product sales under the B. Braun Agreement during for the three months ended September 30, 2006 and 2005. Commercial distribution of our LidoSite product began on March 1, 2005. Upon commencement of commercial distribution, we reported a limited number of controllers distributed to hospitals had not performed in accordance with our expectations and that as a result of this condition we were making mechanical changes to the connector of the LidoSite controller to improve its reliability. We also reported that B. Braun had decided not to expand sales efforts beyond the initial group of hospitals who had been ordering or trialing our LidoSite product until the new controllers are available. Since that time, we have completed the design changes, verified the improved performance of the controller units and initiated manufacturing of new controller units incorporating these changes at our supplier. At this time, B Braun has not provided the quarterly purchase orders or the related rolling forecast for the prospective calendar quarters.

     As of September 30, 2006, B. Braun had approximately 100,000 LidoSite patches in inventory and we had approximately 80,000 additional LidoSite patches in our finished goods and work in process inventory. With the distribution network now fully stocked, we do not anticipate shipping LidoSite patches to B. Braun until the first quarter of 2007; therefore we expect minimal product sales revenues for the coming quarter.

     COST OF SALES

     There was no cost of sales for the three months ended September 30, 2006, compared to $1.2 million for the comparable period in 2005, During the three-month period ended September 30, 2005, cost of sales consisted of an increase in our valuation allowance for excess and obsolete inventory. The key factors in our inventory review process are the contractual terms with B. Braun, the anticipated demand for the product and the historical rates for raw materials and fabricated patch product meeting specification acceptance criteria. We did not manufacture our LidoSite product during the three-month period ended September 30, 2006 and 2005 as we had enough products in inventory to satisfy anticipated demand through first quarter of 2007.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses were $2.0 million for the three months ended September 30, 2006, compared to $2.7 million for the comparable period in 2005, a decrease of 27.2% or $0.7 million. Research and development expenses primarily consist of product development activities in connection with the development and marketing agreement with Ferring. Research and development expenses in the three-month period ended September 30, 2005 include expenses incurred for a research feasibility study for a pharmaceutical company and additional resources required with the temporary suspension of the manufacturing process. Research and development expenses for the three months ended September 30, 2006, also include a non-cash charge of $0.1 million relating to the adoption of SFAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses totaled $1.7 million for the three months ended September 30, 2006, compared to $1.5 million for the comparable period in 2005, an increase of 12.5% or $0.2 million. The reductions in general and administrative costs associated with headcount reductions announced on January 31, 2006 of 21 employees or approximately 32% of the workforce was offset by the non-cash charge of $0.1 million relating to the adoption of SFAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense. In addition, we have increased spending on sales and marketing activities in the third quarter of 2006 to enter into arrangements with large pharmaceutical companies that presently sell directly to office-based physicians, especially rheumatologists, orthopedic surgeons, pediatricians, dermatologists, and internal medicine practitioners.

     REGISTRATION RIGHTS PENALTY

     The registration rights penalty totaled $0.1 million for the three months ended September 30, 2006 and 2005. In connection with our private placement transactions in September 2004, we filed a registration statement with the SEC relating to the resale of shares of our common stock. Since the SEC did not declare that registration statement effective by February 25, 2005, we are obligated to pay a registration rights penalty to certain stockholders. The registration statement was declared effective on May 12, 2005, resulting in a cumulative obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition and ability to remain in business. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. Accordingly, we have accrued interest expense of approximately $0.1 million on the total liquidated damages for the three-month period ended September 30, 2006 and 2005.

     INTEREST (INCOME) EXPENSE, NET

     Interest (income) expense, net, was $1.1 million in the three-month period ended September 30, 2006, compared to $3.9 million in the comparable period in the prior year, a decrease of 72.7%, or $2.8 million. This decrease of $2.8 million is principally attributable to the decrease of non-cash interest expenses of $3.1 million offset by the increase of coupon and other interest of $0.3 million. Non-cash interest expense totaled $0.5 million in the three-month period ended September 30, 2006 as compared to $3.6 million for the comparable period in 2005. Coupon and other interest expense totaled $0.6 million in the three-month period ended September 30, 2006 as compared to $0.3 million for the comparable period in 2005.

     During three-month periods ended September 30, 2006 and 2005, interest expense consists of the following:

                                                                                        THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                     2006              2005
                                                                                  ----------        ----------
     Non-cash interest expense:
            Amortization of warrants issued with debt ....................        $  259,470        $  352,934
            Offering costs amortization ..................................           122,842            48,888
            Warrants issued for Working Capital Facility extension .......            67,100                 -
            Beneficial conversion feature ................................                 -         2,875,000
            Amortization of fair value of common stock issued under the
               Working Capital Facility ..................................                 -           318,750
                                                                                  ----------        ----------
     Total non-cash interest expense .....................................           449,412         3,595,572

     Coupon and other interest ...........................................           620,160           323,794
                                                                                  ----------        ----------
          Total interest expense .........................................        $1,069,572        $3,919,366
                                                                                  ==========        ==========

COMPARISON OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

     REVENUES

     Our revenues for the nine-month periods ended September 30, 2006 and 2005 were derived from reimbursement of development costs and related milestones under the development and marketing agreement with Ferring, research feasibility studies for pharmaceutical companies and the sale of the LidoSite product under the B. Braun Agreement. Total revenues were $1.7 million in the nine months ended September 30, 2006 compared to $1.6 million for the comparable period in 2005, an increase of 10.4% or $0.1 million. Our revenues in the nine-month period ended September 30, 2006 were principally comprised of $1.5 million under the development and marketing agreement with Ferring and approximately $0.1 million of demonstration units and LidoSite product sales to B. Braun. Our revenues in the nine-month period ended September 30, 2005 revenues were principally comprised of $0.3 million under the B. Braun Agreement, $0.9 million under the development and marketing agreement with Ferring and $0.4 million from a feasibility study for a pharmaceutical company.

     Revenues from the development and marketing agreement with Ferring were $1.5 million for the nine months ended September 30, 2006, compared to $0.9 million for the comparable period in 2005, an increase of 81.0% or $0.7 million. This increase is primarily attributable to additional research and development resources dedicated to this agreement during the second quarter of 2006. Revenues from product sales to B. Braun were approximately $0.1 million for the nine months ended September 30, 2006, compared to $0.3 million for the comparable period in 2005, a decrease of 81.4% or $0.3 million. This decrease is primarily attributable to B. Braun's decision not to expand its sales efforts beyond the initial group of hospitals who had been ordering or trialing our LidoSite products until the new controllers are available. At this time, B. Braun has not provided the quarterly purchase orders or the related rolling forecast for the prospective calendar quarters.

     COST OF SALES

     Cost of sales were approximately $0.2 million for the nine months ended September 30, 2006, compared to $3.0 million for the comparable period in 2005, a decrease of 92.2% or $2.8 million. During the nine-month period ended September 30, 2006, we recorded in cost of sales a valuation allowance of $0.2 million for excess and obsolete inventory. The key factors in our inventory review process are the contractual terms with B. Braun, the anticipated demand for the product and the historical rates for raw materials and fabricated patch product meeting specification acceptance criteria. We did not manufacture our LidoSite product during the nine-month period ended September 30, 2006 as we had enough products in inventory to satisfy anticipated demand through the first quarter of 2007. During the nine-month period ended September 30, 2005, cost of sales includes costs of manufacturing the LidoSite product and a $1.1 million lower of cost or market inventory adjustment.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses were $5.7 million for the nine months ended September 30, 2006, compared to $6.0 million for the comparable period in 2005, a decrease of 4.7% or $0.3 million. Research and development expenses primarily consist of product development activities in connection with the development and marketing agreement with Ferring. Research and development expenses in the nine-month period ended September 30, 2005 include expenses incurred for a research feasibility study for a pharmaceutical company and additional resources required with the temporary suspension of the manufacturing process. Research and development expenses for the nine months ended September 30, 2006, also include a non-cash charge of $0.2 million relating to the adoption of SFAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense.

     GENERAL AND ADMINISTRATIVE EXPENSES


     General and administrative expenses totaled $4.7 million for the nine months ended September 30, 2006 compared to $4.5 million for the nine months ended September, 30, 2005, an increase of 4.9% or $0.2 million. The reductions in general and administrative costs associated with headcount reductions announced on January 31, 2006 of 21 employees or approximately 32% of the workforce was offset by the non-cash charge of $0.4 million relating to the adoption of SFAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense. In addition, we have increased spending on sales and marketing activities in the third quarter of 2006 to enter into arrangements with large pharmaceutical companies that presently sell directly to office-based physicians, especially rheumatologists, orthopedic surgeons, pediatricians, dermatologists, and internal medicine practitioners.

     REGISTRATION RIGHTS PENALTY

     The registration rights penalty totaled $0.2 million for the nine months ended September 30, 2006, compared to $1.6 million for the comparable period in 2005, a decrease of 87.5% or $1.4 million. In connection with our private placement transactions in September 2004, we filed a registration statement with the SEC relating to the resale of shares of our common stock. Since the SEC did not declare that registration statement effective by February 25,

2005, we are obligated to pay a registration rights penalty to certain stockholders. The registration statement was declared effective on May 12, 2005, resulting in a cumulative obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition and ability to remain in business. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. Accordingly, we have accrued interest expense of approximately $0.2 million and $0.1 million on the total liquidated damages for the nine-month periods ended September 30, 2006 and 2005, respectively.

     INTEREST (INCOME) EXPENSE, NET

     Interest (income) expense, net, was $3.0 million in the nine-month period ended September 30, 2006, compared to $4.9 million in the comparable period in the prior year, a decrease of 38.4%, or $1.9 million. This decrease of $1.9 million is principally attributable to the decrease of non-cash interest expenses of $3.8 million offset by an increase of coupon and other interest of $0.9 million. Non-cash interest expense totaled $1.5 million in the nine-month period ended September 30, 2006 as compared to $4.3 million for the comparable period in 2005. Coupon and other interest expense totaled $1.5 million in the nine-month period ended September 30, 2006 as compared to $0.6 million for the comparable period in 2005.

     During nine-month periods ended September 30, 2006 and 2005, interest expense consists of the following:

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                           2006              2005
                                                                        ----------        ----------
     Non-cash interest expense:
            Amortization of warrants issued with debt ..........        $  778,413        $  382,208
            Offering costs amortization ........................           362,011            48,888
            Warrants issued for Working Capital Facility
               extension .......................................           371,800               -
            Beneficial conversion feature ......................               -           2,875,000
            Amortization  of fair value of common stock  issued,
               Working Capital Facility ........................               -             956,250
                                                                        ----------        ----------
     Total non-cash interest expense ...........................         1,512,224         4,262,346

     Coupon and other interest .................................         1,536,396           641,168
                                                                        ----------        ----------
          Total interest expense ...............................        $3,048,620        $4,903,514
                                                                        ==========        ==========


LIQUIDITY AND CAPITAL RESOURCES

     The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern; however, at our current and planned rate of spending, we believe that our cash and cash equivalents of $0.4 million, as of September 30, 2006 are not sufficient to allow us to continue operations after November 2006 without immediate additional funding. No assurance can be given that we will be successful in arranging additional financing needed to continue the execution of our business plan, which includes the development of new products. Failure to obtain immediate financing may require management to further substantially curtail operations, which may result in a material adverse effect on our financial position and results of operations. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern. On October 5, 2006, the Company entered into stock purchase agreements and raised a total of $2.5 million through the sale of shares of common stock and warrants. These securities were issued to each investor in "units" of two shares of common stock and one warrant at a purchase price of $0.50 per unit. Subsequent financings will be required to fund the Company's operations.

     CASH FLOWS FROM OPERATING ACTIVITIES

     For the nine-month period ended September 30, 2006 we used $8.2 million of cash in operating activities, as compared to $11.4 million of net cash used in operating activities in the comparable period in the prior year, a decrease of $3.1 million, or 27.6%. The principal factor in the decrease is amounts spent on inventory. During the 2005 period we spent $3.1 million on building inventory and during the 2006 period no amounts were spent on building inventory. During the 2005 period we were actively manufacturing the LidoSite product, during the 2006 period there were no manufacturing activities as we had sufficient inventory as of the beginning of the 2006 period to satisfy anticipated demand.

     During the nine-month period ended September 30, 2006, we had a net loss of $12.2 million partially offset by approximately $1.5 million of non-cash items and a $2.5 million decrease in operating assets and liabilities resulting in net cash used in operating activities of $8.2 million. Reimbursement of development costs under our development and marketing agreement with Ferring is expected to provide us with $0.6 million of cash in operating activities in the fourth quarter of 2006. During the nine-month period ended September 30, 2005, we had a net loss of $18.4 million partially offset by approximately $3.5 million of non-cash items and a $3.6 million decrease in operating assets and liabilities resulting in net cash used in operating activities of $11.4 million.

     CASH FLOWS FROM INVESTING ACTIVITIES

     For the nine-month period ended September 30, 2006, net cash provided by in investing activities was $0.5 million, as compared to using $3.0 million of net cash in investing activities in the comparable period in the prior year. In 2005, we placed approximately $1.4 million of cash in a collateral account as a guarantee of interest payments on the $10.5 million senior secured convertible debentures, and released $0.09 million of restricted cash in interest payments. In addition, we issued to the landlord of our second facility a letter of credit secured by $0.4 million. During the nine-month period ended September 30, 2006, we released $0.7 million of restricted cash in interest payments and $0.1 million to the landlord of our second facility resulting in cash provided by investing activities. In August 2006, we entered into a five year lease agreement for our principal facility which houses our FDA approved manufacturing operations. As part of this agreement, we issued a security deposit to the landlord in the amount of $0.2 million. The decrease in capital expenditures in the nine-month period ended September 30, 2006 was primarily due to the delay in capital improvements to prepare our new facility for production.

     CASH FLOWS FROM FINANCING ACTIVITIES

     For the nine-month period ended September 30, 2006, net cash provided by financing activities was $7.2 million, as compared to using $11.0 million of net cash in financing activities in the comparable period in the prior year, a decrease of $3.8 million, or 34.6%. During nine-month period ended September 30, 2006 we borrowed $8.4 million from the issuance of unsecured promissory notes to STSG partially offset by a $1.2 million principal payment to holders of our senior secured convertible debentures. For the nine-month period ended September 30, 2005, STSG and four related parties of STSG made loans to us in the aggregate principal amount of $2.5 million and we issued $8.7 million of senior secured convertible debentures. Partially offsetting the increase in financing actives in the comparable period in the prior year was approximately $0.3 million of disbursements related to the registration of common stock and warrants in the September 2004 private placement.

     FINANCING HISTORY 2006 AND 2005

     WORKING CAPITAL FACILITY

     In September 2004, STSG agreed to provide us (or, at its option, cause a related party to provide to the Company) with up to $5.0 million in working capital loans in the form of 11.5% secured demand promissory notes (the "Working Capital Facility"). Pursuant to the terms of the Working Capital Facility, amounts drawn under the facility were to be repaid on or before November 15, 2005. The Working Capital Facility is secured by a lien on all of Vyteris Holdings' and its operating subsidiary's assets, which is subordinate to the lien on those assets held by the lenders in our 2005 Financing transaction. The Working Capital Facility expired on September 30, 2005. As of September 30, 2006 and December 31, 2005, $2.5 million was outstanding under this facility.

     As of September 30, 2005, we did not have adequate accounts receivable and inventory to collateralize amounts drawn under the Working Capital Facility. The indebtedness under the Working Capital Facility matured on November 15, 2005 under its original terms. In light of this collateral coverage deficiency and the maturity of the indebtedness under the Working Capital Facility, we have negotiated with STSG a waiver of all applicable covenant defaults and an extension of the maturity date. STSG and Vyteris Holdings have agreed to the following: (a) the noteholders will waive all covenant defaults resulting from inadequate collateral coverage until November 30, 2006, (b) the maturity dates under the Working Capital Facility will be deferred until November 30, 2006 and
(c) on a monthly basis until November 30, 2006, we will issue to the noteholders warrants to purchase 110,000 shares of the our common stock at an exercise price of $2.40 per share. Management estimated that the fair value of 990,000 warrants issued during the nine months period ending September 30, 2006 was approximately $0.4 million using the Black-Scholes option-pricing model. The fair value of these warrants is included in interest expense to related parties in the condensed consolidated statements of operations.

     2005 FINANCING

     During 2005, we issued senior secured convertible debentures due August 31, 2008, which initially have an interest rate of 8% per annum, with an aggregate principal amount of $10.5 million and warrants to purchase 2,243,172 shares of our common stock. $10.0 million of the $10.5 million was issued on August 19, 2005 and is convertible into shares our common stock at $2.40 per common share, we refer to this transaction as the August 2005 Transaction. The remainder, $0.5 million, was issued on December 23, 2005 and is convertible into shares of our common stock at $1.56 per common share, we refer to this transaction as the December 2005 Transaction. We refer to the August 2005 Transaction and the December 2005 Transaction, collectively, as the 2005 Financing. At any time and at the holder's option, each holder may convert any outstanding 2005 Financing debentures it holds into shares of our common stock. As of September 30, 2006 and December 31, 2005, the 2005 Financing debetures are convertible into approximately 3,986,412 and 4,484,846 shares, respectively, of our common stock. Because certain liquidity milestones as defined in the agreement were not met, the interest rate was adjusted to 10% on February 15, 2006.

     Our Vyteris, Inc. subsidiary executed a security agreement in favor of the lenders in the 2005 Financing, which provides the recipients with a first priority interest in substantially all of our assets. Simultaneously, Vyteris, Inc. issued to the lenders a guaranty of Vyteris Holdings' obligations under the senior secured convertible debentures. The subsidiary guaranty is a guaranty of payment and performance and not of collection. The documentation provides that the obligations of Vyteris, Inc. under the subsidiary guaranty are primary, absolute and unconditional. STSG has agreed to guarantee to the lenders the principal and interest payments under the secured debentures should Vyteris Holdings not consummate an offering of equity securities, which results in net proceeds to us of $15.0 million on or before February 19, 2006. No such equity offering occurred.

     We have the right, exercisable at any time after the 30th day following October 12, 2005, which was the effective date of the first registration statement with respect to the shares of our common stock underlying the senior secured convertible debentures and warrants initially issued in the 2005 Financing to force conversion of the convertible debentures provided certain milestones are met. If we perform a forced conversion prior to the 18th month anniversary of the initial closing, we are required to pay the holders of the convertible debentures all accrued and unpaid interest on the principal debenture amount, through the date of the forced conversion. We are required to pay the holders of the convertible debt accrued and unpaid interest through the maturity date of the convertible debentures.

     We are required to pay to each holder of the senior secured convertible debentures, in cash, on the last day of each quarter, 11.11% of the original principal amount of the senior secured convertible debentures plus unpaid accrued interest thereon. On August 30, 2006, the Company made a principal payment of $1.2 million, with the next such principal payment date occurring on November 30, 2006, at which time the Company is required to make a principal payment of $1.2 million.

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

     2006 PROMISSORY NOTES

     In 2006, STSG provided us with a total of $8.1 million in loans in the form of Subordinated Convertible Unsecured Promissory Notes (the "2006 Promissory Notes"). The 2006 Promissory Notes: (i) mature on December 1, 2008; (ii) bear interest at a rate equal to 10% per annum payable in cash on a semi-annual basis; (iii) are convertible into shares of common stock at a conversion price of $2.40 per share; (iv) are convertible into the Company's next private financing of equity or debt securities and (v) have piggy-back registration rights. As an inducement to STSG to make these loans, we entered into a letter agreement with STSG pursuant to which we agreed to use our best efforts to take all necessary and appropriate action to amend our articles of incorporation to reduce the conversion price of its series B convertible preferred stock (of which STSG is the principal holder) from $7.16 per share to $1.00 under certain conditions. This reduction to the conversion price has not yet occurred.

     As an inducement to STSG to purchase the August 30, 2006 Subordinated Convertible Unsecured Promissory Note, we agreed to amend the prior 2006 Promissory Notes to conform the conversion provision of the notes to conversion at the option of the holder, rather than automatic conversion, in a "Qualified Financing," as defined.

     FINDERS' AGREEMENT

     On September 13, 2006, the Company entered into a finders' agreement with ICA, pursuant to which ICA agreed to help us locate investors outside of the United States. Pursuant to the finders' agreement, we will pay to ICA a cash fee equal to 10% percent of the gross proceeds raised by ICA. In addition, we will issue to ICA warrants to purchase up to 10% percent of the number of units of common stock and warrants sold in connection with the efforts of ICA. The exercise price of each warrant issued will be equal to the purchase price paid by the investors in the particular private offering for which the warrant is being issued to ICA as compensation. Furthermore, we agreed to issue to ICA (or its affiliates) 7,100,000 shares of our common stock, valued at $0.25 per share, if ICA assists us in raising $5.0 million in funding. As of September 30, 2006, the raise had not occurred.

     CASH POSITION

     As of September 30, 2006, we had a cash balance of $0.4 million and negative working capital of $10.6 million as compared with a cash balance of $0.8 million and negative working capital of $6.3 million at December 31, 2005.

     During 2005, we financed our operations through two financings; a $2.5 million loan in connection with a Working Capital Facility and the sale of $10.5 million aggregate principal amount of senior secured convertible debentures. During the nine-month period September 30, 2006, we financed our operations with a $0.3 million loan in the form of 10.0% Subordinated Convertible Unsecured Promissory Note and $8.1 million of Promissory Notes from STSG. On October 5, 2006, the Company entered into stock purchase agreements and raised a total of $2.5 million through the sale of shares of common stock and warrants. No assurance can be given that we will be successful in arranging the further immediate financing needed to continue the execution of our business plan, which includes the development of new products. Failure to obtain such immediate financing will require management to substantially curtail operations, which will result in a material adverse effect on our financial position and results of operations.

     On September 13, 2006, we entered into a finders' agreement with ICA, pursuant to which ICA agreed to help us locate investors outside of the United States. Pursuant to the finders' agreement, we will pay to ICA a cash fee equal to 10% percent of the gross proceeds raised by ICA. In addition, we will issue to ICA warrants to purchase up to 10% percent of the number of units of common stock and warrants sold in connection with the efforts of ICA. The exercise price of each warrant issued will be equal to the purchase price paid by the investors in the particular private offering for which the warrant is being issued to ICA as compensation.

     In addition, on September 13, 2006, we entered into an advisory consulting agreement with ICA pursuant to which ICA will provide advice to us with respect to investor relations, financing and other strategic decisions. Pursuant to the advisory consulting agreement, we have agreed to pay to ICA an advisory fee of $12,500 per month from September 1, 2006, until August 1, 2007, and $15,000 per month from September 1, 2007, until August 1, 2009. Furthermore, the Company has agreed to issue to ICA (or its affiliates) 7,100,000 shares of its common stock, valued at $0.25 per share, if ICA assists us in raising $5.0 million in funding. As of September 30, 2006, the raise had not occurred.

     Although the SEC extended the compliance deadline with Section 404 of the Sarbanes-Oxley Act of 2002 for non-accelerated filers like the Company to its first fiscal year ending on or after July 15, 2007, we are continuing to finalize our plan for compliance. We expect that the internal and external costs of complying with the Sarbanes-Oxley Act of 2002, in particular Section 404, will be substantial in 2007.

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

     ACCRUED REGISTRATION RIGHTS

     In connection with the September 2004 Private Placement and the December 2004 Notes, we filed a registration statement with the SEC relating to the resale of shares of our common stock. Since that registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continues, an amount equal to 2% of such purchase price, until we have cured the delay, with an overall cap on such registration rights penalty, or liquidated damages, of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. We have not yet paid such amount and interest continues to accrue. Interest expense, included in registration rights penalty in the accompanying condensed consolidated statements of operations, was approximately $0.07 million and $0.2 million for the three and nine months periods ended September 30, 2006, respectively.

     CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

     Our contractual obligations and commitments include obligations associated with capital and operating leases, manufacturing equipment, and employee agreements as set forth in the table below:

                                                                     PAYMENTS DUE BY PERIOD AS OF SEPTEMBER 30, 2006
                                                         ------------------------------------------------------------------
                                                                        LESS THAN                                MORE THAN 5
                                                            TOTAL        1 YEAR       1-3 YEARS    3-5 YEARS       YEARS
                                                         ----------    ----------    ----------    ----------    ----------
        Operating lease obligations............     $     4,310,262    $  561,349    $1,173,358    $1,287,325    $1,288,230
        Continuous motion patch machine .......             166,264       166,264             -             -             -
        Capital lease obligations .............              61,084        30,808        30,276             -             -
        Insurance financings ..................             186,982       186,982             -             -             -
        Advisory consulting agreement .........             677,500        37,500       340,000       300,000             -
                                                         ----------    ----------    ----------    ----------    ----------
        Total..................................     $     5,402,092    $  982,903    $1,543,634    $1,587,325    $1,288,230
                                                         ==========    ==========    ==========    ==========    ==========

     Effective as of September 28, 2004, upon cancellation of all outstanding shares of the Vyteris Series A convertible preferred stock, the holders of Vyteris Holdings Series B convertible redeemable preferred stock were entitled to receive an annual cash dividend of 8% of the then applicable redemption price, as defined, out of funds legally available, payable quarterly. The dividends with respect to Vyteris Holdings Series B convertible redeemable preferred stock are cumulative, whether or not earned or declared and shall be paid quarterly in arrears. We expect to accrue dividends of $0.6 million per year until redemption begins. Interest accrued was $0.15 million for the three-month periods ended September 30, 2006 and 2005 and $0.5 million for the nine-month periods ended September 30, 2006 and 2005.

     We are required to pay Becton Dickinson a royalty in respect of sales of each iontophoresis product stemming from intellectual property received by us from Becton Dickinson as part of our formation. For each such product, on a country-by-country basis, that obligation continues for the later of 10 years after the date of the first commercial sale of such product in a country and the date of the original expiration of the last-to-expire patent related to such product granted in such country. The royalty, which is to be calculated semi-annually, will be equal to the greater of 5% of all direct revenues, as defined below, or 20% of all royalty revenues, with respect to the worldwide sales on a product-by-product basis. No royalties will be earned by Becton Dickinson prior to November 10, 2005. "Direct revenues" are the gross revenues actually received by us from the commercial sale of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges or certain other expenses. "Royalty revenues" are the gross revenues actually received by us from any licensing or other fees directly relating to the licensing of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges and certain other expenses. Total accrued royalty in the condensed consolidated balance as of September 30, 2006 was insignificant.

     Commencing on March 1, 2006 and continuing for one year thereafter, Vyteris Holdings will be required to redeem on a quarterly basis an amount of Vyteris Holdings Series B convertible redeemable preferred stock equal to 5% of the gross profits derived from the sale of LidoSite. During the following years, we will be required to redeem (on a quarterly basis) an amount of Vyteris Holdings Series B convertible redeemable preferred stock equal to 10% of the gross profits derived from the sale of LidoSite. The redemption price of the Vyteris Holdings Series B convertible redeemable preferred stock is $1.00 per share (adjusted for splits, etc.) plus any accrued but unpaid dividends. In connection with the 2005 Financing, the holders of the series B convertible redeemable preferred stock, agreed to waive the requirement that we redeem shares of our series B convertible redeemable preferred stock for so long as the debentures remain outstanding or we owe any obligations under the 2005 Financing.

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

RISKS RELATED TO OUR BUSINESS

WE ARE EXPERIENCING A SEVERE, CONTINUING CASH SHORTAGE.

     As of September 30, 2006, our cash and cash equivalents amounted to $0.4 million. Without any substantial revenues, we have been dependent upon borrowings, which have taken the form of borrowings from a related party for all of 2006 and much of 2005, to remain in business. As of September 30, 2006, our current liabilities exceeded our current assets by approximately $10.6 million. If we do not raise capital immediately, we will be required to discontinue or substantially modify our business.

     We are required to pay to each holder of the senior secured convertible debentures, in cash, on the last day of each calendar quarter, 11.11% of the original principal amount of the senior secured convertible debentures plus unpaid accrued interest thereon, with the next such principal payment of approximately $1.2 million occurring on November 30, 2006. We will require immediate financing to pay to each holder of the senior secured convertible debentures our next principal payment.

     In addition, we are obligated to repay to STSG on November 30, 2006, the principal balance and accrued interest on the Working Capital Facility provided by STSG (approximately $2.6 million). STSG extended that repayment date from November 15, 2005 to November 30, 2006. Unless the Company obtains another extension of maturity date, the Company will be in default under its Working Capital Facility, which default may trigger default of other indebtedness based on cross-default provisions contained in other debt instruments, including the instruments that govern our senior secured convertible debentures.

THE HOLDERS OF SENIOR SECURED CONVERTIBLE DEBENTURES MAY DECLARE A DEFAULT UNDER THE TERMS OF THE SENIOR SECURED CONVERTIBLE DEBENTURES AGREEMENT.

     Representatives of STSG, our principal stockholder, met with holders of a majority of the outstanding senior secured convertible debentures on February 14, 2006. The holders of the senior secured convertible debentures advised STSG that if they have a basis for declaring a default under the senior secured convertible debentures, they would be prepared to do so. If a default was declared under the senior secured convertible debentures and repayment of the outstanding indebtedness under the senior secured convertible debentures were accelerated, we would not have sufficient liquidity to repay the senior secured convertible debentures and remain in business. The senior secured convertible debentures, as well as other loans made to us, are secured by a first priority lien on all of our assets and our operating subsidiary. If we default under our secured loans, the lenders will be entitled to enforce their liens and take title to substantially all of the assets of Vyteris Holdings and our operating subsidiary. Even with our accelerated repayment obligations pursuant to the standstill agreements, because those payments are credited in reverse chronological order, we could pay down more than we were originally required to in November 2006 and still be in default.

WE ARE SUBJECT TO RESTRICTIVE COVENANTS WHICH ARE NOT LIKELY TO BE WAIVED BY THE HOLDERS OF THE SENIOR SECURED CONVERTIBLE DEBENTURES.

     When we issued the senior secured convertible debentures in August 2005, we were required to agree to several restrictive covenants, including, among others, restrictions on our ability to sell to, merge with, or purchase, another business, incur additional debt, grant liens on our assets, or buyback or redeem stock, without the consent of those lenders. The holders of the senior secured convertible debentures have advised us that they have no intention of granting us waivers with respect to any of those covenants. Several of those covenants have made, and may make, it more difficult for us to obtain additional financing through the issuance of debt securities.

THE COMPANY HAS ADOPTED A NEW BUSINESS PLAN, WHICH IT MAY NOT BE ABLE TO ACCOMPLISH.

     Recently the Company announced the adoption of a new business plan, and the Company will require significant additional financing to accomplish that plan, which financing may not be available on acceptable terms, or at all. Further, the Company's new plan requires that it be ready to manufacture product in the first quarter of 2007. The Company will need to substantially ramp up its manufacturing capability, relationships with critical vendors, obtain additional regulatory approvals (including FDA approval of packaging and labeling changes), hire additional technical employees, and improve its know-how and processes, all of which may not be possible in that time frame or at all, given the Company's financing needs.

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

AN AGREEMENT THAT PROVIDED US WITH OUR PRINCIPAL SOURCE OF REVENUES DURING 2005 AND 2006 IS SUBJECT TO TERMINATION ON SHORT NOTICE.

     Our agreement with Ferring Pharmaceuticals, Inc., under which we are developing a drug delivery product for female infertility, enables Ferring to terminate our relationship on short notice. This agreement was our principal source of revenues during 2005 and during the nine month period ended September 30, 2006. Any reduction in our revenues will produce further need for capital infusions, which may not be available to us.

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

Dr. DeCaprio has been replaced by Timothy McIntrye. While Mr. McIntyre has experience in the operation of healthcare businesses, he had no involvement with Vyteris prior to December 2005. The Company currently has no Chief Financial Officer and has not had one since March 2006.

WE HAVE EXCESS MANUFACTURING CAPACITY.

     We spent approximately $2.0 million to purchase equipment that we anticipated would be needed in order to ramp-up production of our LidoSite product. While we intend to take possession of this equipment (which has been manufactured to our specifications), the demand for our LidoSite product is not sufficient enough to make efficient use of this equipment. When we take possession of this equipment, it will be necessary for us to incur substantial additional expenses in order for us to render the equipment operational.

WE HAVE NEVER BEEN PROFITABLE, WE MAY NEVER BE PROFITABLE, AND, IF WE BECOME PROFITABLE, WE MAY BE UNABLE TO SUSTAIN PROFITABILITY.

     From November 2000 through September 30, 2006, we incurred net losses in excess of $93.5 million, as we had been engaged primarily in clinical testing and development activities until the first quarter of 2005. We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur significant losses for the foreseeable future and to finance our operations through sales of securities.

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

WE ARE REQUIRED TO MAKE LIQUIDATED DAMAGES PAYMENTS TO CERTAIN STOCKHOLDERS WHICH, WHEN PAID, WILL MATERIALLY AFFECT OUR FINANCIAL CONDITION.

     We previously filed a registration statement with the SEC relating to the resale of 12,960,174 shares of Vyteris Holdings common stock. Since the registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by that registration statement, and for each month, or portion of a month, in which such delay continued, an amount equal to 2% of such purchase price, until we cured the delay, with an overall cap on such liquidated damages of 10% of the aggregate purchase price paid by such stockholders for such shares. That registration statement was initially declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which will materially adversely affect our financial condition. In addition, the Company is obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. As of September 30, 2006, we have accrued approximately $0.4 million in interest on the unpaid liquidated damages. We may be subject to additional penalties should the use of that prospectus or other registrations we have filed become suspended in the future.

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

OUR CONTROLLING STOCKHOLDER MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

     STSG and related parties is our controlling stockholder. STSG and related parties beneficially own more than 66.7% of our voting stock. Accordingly, STSG and related parties control us and have the power to elect our directors and to generally approve all actions requiring the approval of the holders of our voting stock, including adopting amendments to our articles of incorporation and bylaws and approving mergers, certain acquisitions or sales of all or substantially all of our assets, which could delay or prevent someone from acquiring or merging with us or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

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

     As of September 30, 2006, we had stock options to purchase 4,282,395 shares of our common stock outstanding, of which options to purchase 1,887,866 shares were exercisable. Also outstanding as of the same date were warrants exercisable for 8,788,542 shares of common stock. Exercise of any outstanding stock options or warrants could harm the market price of our common stock.

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

     In September of 2004, Alza filed an opposition in the EPO against European Patent No. 0 971 769, entitled "Circuit and Method for Automatically Turning Off an Iontophoretic System", which we refer to as the "'769 patent". In the opposition, Alza has alleged that the "769 Patent" should be revoked because each of the claims lacks novelty or an inventive step over the prior art. Vyteris filed an initial response to the opposition, including amended claims, on July 14, 2005. A preliminary opinion of the EPO, issued on November 7, 2005, indicated that the amended claims were novel and inventive over the prior art and scheduled oral arguments for March 2006. On December 23, 2005, Alza indicated that it will no longer contest the opposition, provided that the EPO maintains the patent based on the amended claims. In January of 2006, we filed amendments to the specification to conform to the amended claims. Alza objected to the specification amendments. The EPO indicated in March of 2006 that it was inclined to accept our specification amendments, but invited additional comments on the matter. Vyteris filed comments with EPO in May of 2006. On September 13, 2006, the EPO issued a decision upholding the patent as amended by Vyteris. Alza now has until mid-November of 2006 to appeal the decision.

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

     NONE.

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

ITEM 6. EXHIBITS

ITEM 6(A)                                  EXHIBITS
                                           --------

10.109 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on July 7, 2006.

10.110 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated July 7, 2006.

10.111 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated July 7, 2006.

10.112 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on July 17, 2006.

10.113 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated July 17, 2006.

10.114 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated July 17, 2006.

10.115 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on August 2, 2006.

10.116 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated August 2, 2006.

10.117 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated August 2, 2006.

10.118 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on August 17, 2006.

10.119 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated August 17, 2006.

10.120 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated August 17, 2006.

10.121 Lease Agreement between Lincoln Fair Lawn Associates and the Registrant dated August 29, 2006.

10.122 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on August 30, 2006.

10.123 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated August 30, 2006.

10.124 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated August 30, 2006.

10.125 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on August 31, 2006.

10.126 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated August 31, 2006.

10.127 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated August 31, 2006.

10.128 Finder's Agreement between the Registrant and International Capital Advisory Inc. dated September 13, 2006.

10.129 Advisory Consulting Agreement between the Registrant and International Capital Advisory Inc. dated September 13, 2006.

31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification by the Principal Accounting Officer pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934.

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

Date: November 13, 2006                   Vyteris Holdings (Nevada), Inc.

                                          /s/ Patrick McKiernan
                                          --------------------------------------
                                              Patrick McKiernan
                                              Principal Accounting Officer

                                  EXHIBIT INDEX

EXHIBITS NO.                                  DESCRIPTION
------------                                  -----------


10.109 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on July 7, 2006.

10.110 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated July 7, 2006.

10.111 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated July 7, 2006.

10.112 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on July 17, 2006.

10.113 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated July 17, 2006.

10.114 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated July 17, 2006.

10.115 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on August 2, 2006.

10.116 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated August 2, 2006.

10.117 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated August 2, 2006.

10.118 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on August 17, 2006.

10.119 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated August 17, 2006.

10.120 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated August 17, 2006.

10.121 Lease Agreement between Lincoln Fair Lawn Associates and the Registrant dated August 29, 2006.

10.122 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on August 30, 2006.

10.123 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated August 30, 2006.

10.124 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated August 30, 2006.

10.125 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on August 31, 2006.

10.126 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated August 31, 2006.

10.127 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated August 31, 2006.

10.128 Finder's Agreement between the Registrant and International Capital Advisory Inc. dated September 13, 2006.

10.129 Advisory Consulting Agreement between the Registrant and International Capital Advisory Inc. dated September 13, 2006.


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