Form 10KSB
period 2006-12-31
Vyteris Holdings (Nevada), Inc.
filed 2007-03-30
CIK 1139950

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2006

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer is not required to file reports pursuant to section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shel1 company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State issuer's revenues for its most recent fiscal year. $2,464,110

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of voting common equity held by non-affiliates as of March 5, 2007 was approximately $27,260,936. The number of shares outstanding of the registrant's Common Stock, as of March 5, 2007, was 64,223,856 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (check one):   |_| Yes |X| No

================================================================================

                         VYTERIS HOLDINGS (NEVADA), INC.

                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2006

                                TABLE OF CONTENTS

Form 10-KSB                                                                 Page
Item Number:                                                                 No.
                                                                            ----

                                     PART I

  Item 1.   Description of Business........................................    3
  Item 2.   Description of Property........................................   24
  Item 3.   Legal Proceedings..............................................   24
  Item 4.   Submission of Matters to a Vote of Security Holders............   25

                                     PART II

  Item 5.   Market for Common Equity, Related Stockholder Matters and
              Small Business Issuer Purchases of Equity Securities.........   26
  Item 6.   Management's Discussion and Analysis or Plan of Operations.....   28
  Item 7.   Financial Statements...........................................   57
  Item 8.   Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure..........................   92
  Item 8A.  Controls and Procedures........................................   92
  Item 8B.  Other Information..............................................   92

                                    PART III

  Item 9.   Directors, Executive Officers, Promoters and Control Persons
              and Corporate Governance; Compliance with Section 16(a)
              of the Exchange Act..........................................   93
  Item 10.  Executive Compensation.........................................   93
  Item 11.  Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters...................   93
  Item 12.  Certain Relationships and Related Transactions, and
              Director Independence........................................   93
  Item 13.  Exhibits.......................................................   94
  Item 14.  Principal Accountant Fees and Services.........................  103
            Signatures.....................................................  104

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS OVERVIEW

      Vyteris Holdings (Nevada), Inc. ("Vyteris Holdings," "Vyteris," "us," "we" or "our) has developed and produced the first active transdermal drug delivery system delivering drugs through the skin comfortably, without needles, using low-level electrical energy. This platform technology can be used to administer certain therapeutics to the skin or into the bloodstream, avoiding metabolism by the liver, and reducing the stomach and gastrointestinal upsets associated with oral drug administration. The system is convenient to use and provides a relatively pain free application-- avoiding the major drawbacks of injections and intravenous delivery -- and delivers drug doses automatically, minimizing concerns about patient compliance. We have received approval from the Food and
Drug Administration ("FDA") to commercially launch our first product, LidoSite(R)-- the first active patch system to be approved by the FDA. LidoSite is a topical delivery system indicated for use on normal intact skin to provide local anesthesia prior to needle stick procedures such as venipunctures (blood draws), injections and intravenous therapies as well as superficial dermatological procedures.

TECHNOLOGY

      OVERVIEW OF ELECTROTRANSPORT, OR ACTIVE TRANSDERMAL DRUG DELIVERY

      Our active  transdermal  drug  delivery  technology  (also  referred to as
Vyteris' Smart Patch(TM) technology) is based on a process known as electrotransport, or more specifically iontophoresis, a process that transports drugs through the skin by applying a low-level electrical current. Vyteris' patented technology works by applying a charge to the drug-holding reservoir of the patch. A positive charge is applied to a reservoir where a positively charged drug is held. Because like-charges repel, the drug molecules are forced out of the drug holding reservoir and into the skin (the same process can occur when a negative charge is applied to a reservoir containing a negatively charged drug).

      This process differs significantly from passive transdermal drug delivery which relies on the slow, steady diffusion of drugs through the skin. Passive drug delivery patches have a limited number of applications including: smoking cessation, birth control, hormone replacement therapy, angina and motion sickness.

      By contrast, using electrotransport, certain drugs can be delivered through the skin many times faster and in larger quantities than by passive transdermal patches. Because of the application of an external form of energy
(electrical energy in the form of a charge), this mode of delivery is also called active transdermal delivery. A significantly greater number of drugs can be delivered through active transdermal delivery than is possible with passive transdermal delivery. Based on our analysis thus far, there are currently 220 FDA-approved drugs that can be delivered through Vyteris' active transdermal delivery platform.

      Furthermore, because the drug is only delivered when the current is "on", our delivery system is precise, controllable and electronically programmable, thereby enabling Active transdermal delivery technology to duplicate the steady or periodic delivery patterns of intravenous infusion. By controlling the intensity and duration of the charge applied, the Smart Patch controls whether the drug delivery is topical, or whether the delivery is systemic in which case the drug molecules are pushed deeper into the skin, where they enter the body's circulatory system directly. We believe these attributes present a distinct advantage for the administration of many drugs where achieving precisely-controlled levels will greatly improve therapeutic outcomes as well as reduce or eliminate side effects.

                            VYTERIS PRODUCT PIPELINE

                TRADITIONAL TREATMENT/SHORTCOMINGS                    VYTERIS SOLUTION
--------------------------------------------------------------------------------------------------
 TOPICAL      Topical anesthetic creams take time to      Faster effectiveness and deeper skin
ANESTHETIC    become effective and do not provide a       penetration through Vyteris'
              deep enough anesthetic effect.              FDA-approved LidoSite patch.
--------------------------------------------------------------------------------------------------
INFERTILITY   Patients have to use a needle to inject     Vyteris is developing a system for
 TREATMENT    a hormone multiple times as a part of       non-invasive transdermal delivery of
              the treatment regimen.                      peptides using its proprietary Smart
                                                          Patch technology.

                                                          Vyteris is finishing Phase I trials and
                                                          moving towards Phase II trials with
                                                          Ferring Pharmaceuticals, Inc.
                                                          ("Ferring"), a leading pharmaceutical
                                                          company in women's health.
--------------------------------------------------------------------------------------------------
 MIGRAINE     Oral therapies can take a long time to      Vyteris' Smart Patch can provide faster
 TREATMENT    become effective and do not provide         relief as compared to oral medications
              relief from recurring or rebound            and can be programmed to continuously
              migraines.                                  deliver maintenance medication to
                                                          prevent rebound or recurrence of
                                                          migraines.
--------------------------------------------------------------------------------------------------
   PAIN       Traditional NSAID (non-steroidal            Vyteris' Smart Patch delivery should
MANAGEMENT    anti-inflammatory drug) therapies over      prevent the side effects associated with
              long periods of usage can result in         traditional NSAIDS.
              serious GI related side effects
              including hospitalizations and
              potentially death.
--------------------------------------------------------------------------------------------------

OUR APPROACH TO ELECTROTRANSPORT

      Our proprietary active transdermal technology is the result of over 15 years of research while being part of Becton, Dickinson and Company ("Becton Dickinson") and after spin-off from Becton Dickinson in November 2000. Our goal, and the goal of the original developers of our technology at Becton Dickinson, was to fully realize the potential of this technology by creating irritation-free, easy to use, wearable, low-cost, and disposable systems that would be specifically designed to improve the administration of certain drugs to address high-value unmet medical needs.

      We have developed a proprietary approach encompassing a series of significant improvements to drug formulation and commercial manufacturing. We have used this approach with our first product, the LidoSite Topical System. Many of our innovations center on the way we approach designing and producing electronically controlled drug delivery patches. Our patches are pre-filled with the drug during the manufacturing process, making them easy to use. They are designed to be disposable after a single use. Further, we designed our patches so that they can be quickly and cost-effectively mass-produced using automated systems, which we believe will provide us with substantial cost efficiencies as we scale up our operations. Our patch design enables us to produce patches that are small and discreet.

      To complement our patch design, we approached the design of electronic controllers with the goal of assuring they can be small, wearable, simple to operate and programmable to handle simple as well as complex drug delivery routines. The dose controller contains a miniature battery and circuitry controlling delivery rate and is capable of recording information on the amount and time of drug delivered. We believe the controllability and programmability offered by our technology are distinct competitive advantages that will enable our products to deliver more consistent and predicable results for a broad range of existing and new drugs. Using our active transdermal technology, we believe we can create a variety of cost-effective, wearable, drug delivery systems that are discreet and easy to use in both a clinical environment as well as for day-to-day self-medication programs such as infertility treatment and pain management.

COMMERCIALIZATION

      Vyteris' commercialization strategy is to make use of already FDA-approved and marketed drugs with Vyteris' unique delivery technology by both fully developing our own brands and by partnering with major pharmaceutical companies on other opportunities. In doing so, we will be developing and commercializing new products that can reach market faster than traditional development of new chemical entities, enabling what we believe to be a high probability of commercial success in improving patient care.

      Each market opportunity and potential product will be evaluated for speed to market and size of return to Vyteris and its partners. We have systematically analyzed the clinical potential of the 220 FDA-approved drugs that can be delivered through our active transdermal patch technology -- in particular looking for high-value market sectors where major FDA-approved drugs will soon be coming off patent. Our algorithms, and our filter for high growth potential, high profitability and low-risk opportunities, have identified four key areas, which we will pursue along two commercial tracks.

      The first of these tracks is to market our own brands, where the combination of a significant drug and our active transdermal patch technology could lead to an improved clinical profile and new patents. Anticipated development costs are low to market our own brands and considerable gains can be efficiently realized by utilizing our extensive expertise in iontophoresis technology.

LIDOSITE TOPICAL ANESTHETIC SYSTEM

CLINICAL NEED

      Currently, the principal means of administering local dermal anesthesia, such as lidocaine, is by needle injection, which is fast, effective and long lasting. However, lidocaine injection, although widely-used for adult dermatological procedures, such as skin biopsy, and prior to the placement of large-bore hypodermic needles, such as for spinal punctures, is rarely used in children for the many routine needle-sticks associated with blood draws, intravenous catheter insertions and immunization. According to a recent study by TVG, Inc., more than 30 million American adults and 10 million children over the age of five on an annual basis suffer from high discomfort or exhibit needle-phobic behavior when faced with getting a blood draw or injection, with the overwhelming majority having "pain" as the component most feared. Approximately one quarter of those 30 million needle-phobic adults have refused a blood draw or chosen not to receive a recommended injection at some point in their life, which in many cases limits the receipt of necessary medical care because of the refusal. Clinically known as blenophobia, the condition is defined as a fear of needles, and includes the fear of pain felt and high discomfort during injections and blood draws.

      In attempting to numb the skin prior to needle-stick procedures, clinicians have used or recommended that patients use local anesthesia products based on passive transdermal technology, such as patches and creams. Such products have experienced some commercial success but have significant drawbacks because they are very slow to take effect, anywhere between 60 to 90 minutes, and achieve limited depth of anesthesia.

      The unmet clinical need for an alternative to lidocaine injection is evidenced by the market acceptance of a topically applied lidocaine cream, EMLA(R), marketed by AstraZeneca. EMLA was introduced in 1997. According to IMS, sales of EMLA have increased each year since its introduction and approached $80 million in 2002. According to the Journal of the American Academy of Dermatology, EMLA takes 60 to 90 minutes to achieve anesthesia. Despite this, EMLA has gained widespread acceptance as an alternative to lidocaine injection, especially in pediatric hospitals and clinics. Even when EMLA is given enough time to become effective, that is, 60-90 minutes, anesthesia is limited to a depth of two to three millimeters. We believe the onset time required and the depth of anesthesia achieved makes this product less suitable or impractical for many potential applications. Yet, despite the many drawbacks to EMLA, it has captured significant market share and growth since its introduction. We believe this is primarily due to its being the only legitimate alternative to an injection of lidocaine for topical anesthesia.

VYTERIS PRODUCT SOLUTION

      The first key area targeted with our Smart Patch Technology is needle stick pain. On May 6, 2004, we received approval from the FDA to commercially launch our first product, LidoSite. LidoSite is a topical delivery system indicated for use on normal intact skin to provide local anesthesia prior to needle stick procedures such as venipunctures (blood draws), injections and intravenous therapies as well as superficial dermatological procedures. Our LidoSite product uses our technology to achieve rapid, deep local anesthesia prior to needle-stick procedures.

      Our LidoSite product delivers lidocaine, a local anesthetic, along with a small quantity of epinephrine, a drug that helps lidocaine work faster and last longer by accelerating the onset of anesthesia and extending the duration of pain reduction. The system consists of a patch that adheres to the skin and contains the medication and a small reusable battery-powered, wearable electronic dose controller that connects to the patch. Placebo-controlled clinical studies have shown that use of our LidoSite product significantly reduces the pain of both pediatric and adult needle-stick procedures, including blood draws and catheter insertions into a vein, as well as other skin incision or puncture procedures.

      Our  LidoSite   product  has  substantial   advantages  over  other  local
anesthesia products available on the market. Clinical trials have shown that our LidoSite product:

            o works faster, taking as little as 10 minutes to become effective;

            o provides deeper anesthesia in the skin of anywhere from six to 10 mm; and

            o is better suited for applications in the clinic, where time and staff productivity are important.

APPLICATIONS

      PHYSICIAN OFFICE, HOSPITALS, AND COMMERCIAL DIAGNOSTIC LABORATORIES - Vyteris plans to fuel near-term growth by marketing LidoSite to physician offices, hospitals, and commercial diagnostic laboratory markets. An estimated 550 million blood samples are drawn each year in the United States. It is estimated that 20-25 percent of patients may be needle pain sensitive or needle phobic, making them ideal candidates for LidoSite. If we capture 10 percent of this targeted market, that translates to 50,000 LidoSite applications each day. Vyteris is in commercial discussions with leading market players in the U.S. venipuncture market.

      In addition, we entered into a license, development and distribution agreement for LidoSite with B. Braun Medical, Inc., which will act as our principal sales and marketing distributor for LidoSite in the hospital market.

      HOME USE - Once Vyteris establishes LidoSite use in the physician office, hospitals, and commercial diagnostic laboratory markets, we expect to qualify LidoSite for use in the home, for numbing the skin for the many intramuscular, intravenous and subcutaneous self administered injectables, such as the tumor necrosis factor, TNF, injections for rheumatoid arthritis.

      RHEUMATOLOGY - A significant market opportunity for LidoSite lies in the rheumatoid arthritis sector. TNF inhibitors like Enbrel(R) and Humira(TM), used to treat rheumatoid arthritis, are only available as injections. Over 200,000 prescriptions are written each month, leading to 20 million injections per year, making this a $6 billion market segment. This therapeutic category is all about relieving pain, yet for many patients the necessity of multiple injections makes the cure almost as painful as the disease itself. LidoSite could be used for pain relief prior to these injections. To successfully execute on this market opportunity, we must qualify LidoSite for use in the home. Our path to market necessitates additional patient home use studies, which are now under-way and scheduled to be completed in mid to late 2007.

      DERMATOLOGY - With the increasing use of elective skin procedures, such as the approximately four million Botox injections annually and approximately two million Restylane injections annually, in addition to traditional in-patient procedures, dermatologist offices represent a significant market opportunity for our LidoSite active transdermal delivery to quell the fear of blenophobic patients.

      ONCOLOGY - Oncology is another fast growing segment within the pharmaceutical industry, where several new injectable medications are coming into the marketplace each year. The injection treatments in oncology require multiple visits by the patient. LidoSite use prior to those chemotherapy injections can help reduce pain and provide a better chemotherapy experience for the patients.

INSURANCE REIMBURSEMENT

      Preliminary indications are that LidoSite procedures will be reimbursable by insurers. Based on the available evidence, the Technology Evaluation Center
(TEC) of the Blue Cross and Blue Shield Association found sufficient evidence to permit conclusions effecting iontophoretic drug delivery on health outcomes in patients requiring administration of local anesthetic prior to skin puncture or dermal procedures which meet their criteria, a key to insurance reimbursement. Blue Cross of Idaho, Blue Cross of California, and UniCare have each made determinations that iontophoresis may be considered medically necessary to administer local anesthesia prior to a venipuncture or dermatologic procedure.

ADDITIONAL  ACTIVE   TRANSDERMAL  DRUG  DELIVERY   APPLICATIONS  -  PRODUCTS  IN
DEVELOPMENT

INFERTILITY

      Vyteris has partnered with Ferring for the development of an innovative product to treat infertility. The product under development mimics the body's natural rhythms, a characteristic important in the delivery of therapeutics for the treatment of infertility. To be effective, medication must be delivered in multiple daily doses for up to 21 days during a woman's 28-day cycle. Many patients currently undergo multiple injection-based protocols for ovulation induction. The product being co-developed by Vyteris and Ferring makes it possible to administer a peptide without needles, and is being designed to deliver multiple transdermal pulses automatically, around the clock, in a painless, convenient and cost-effective manner.

      Furthermore, the use of an active patch to deliver peptides would constitute a major scientific breakthrough and revolutionize the biotech and biopharma sectors. Virtually all new biotech drugs are peptide molecules, and -- up to this point -- require injection. Within the next few quarters, Vyteris is poised to deliver a significant breakthrough in drug delivery -- non-injected peptide-based medications. No assurances can be given that we will be successful in our development of a non-injected peptide-based medications.

      We are currently in Phase I stage development of a product to treat female infertility. It is designed to deliver an FDA-approved hormone that induces ovulation when delivered in short, timed pulses throughout the day and night. To be effective, medication must be delivered in multiple daily doses continuously for up to 21 days during a woman's 28-day cycle. Current delivery methods fall short of this objective because they are inconvenient, costly and invasive. Women seeking the benefits of this therapy must either receive multiple injections per day or wear an uncomfortable intravenous pump. We believe our potential infertility product offers the possibility of administering this hormone in multiple active transdermal pulses automatically, around the clock, in a convenient and comfortable manner.

      According to a 2002 study from Business Communications Company, Inc., the total U.S. market for the treatment of infertility was $2.1 billion in 2001 and was expected to grow to $5.2 billion in 2006. We have already completed pre-clinical testing of this product and have demonstrated the feasibility of delivering multiple infusions of this hormone via iontophoresis through in vivo animal studies. Our data demonstrates we can achieve blood hormone levels using pulsed iontophoretic delivery comparable to that achieved by multiple injections.

      We entered into a license and development agreement and a supply agreement with Ferring for this infertility product. The principal terms of the agreement call for Ferring and Vyteris Holdings to share the development costs, for Ferring to pay for the costs of the clinical trials and regulatory filings, for Ferring to make milestone payments to us, for Ferring to pay us a royalty based on sales and for Ferring to pay us a transfer price for manufacturing the product.

      The remaining steps before marketing approval of this product include the successful completion of Phase I, Phase II and Phase III clinical trials. We estimate total development and commercial release of the product will take at least four to six years to complete.

MIGRAINE

      The second key area where we aim to market our own brand is the treatment of migraines. This is a highly attractive market segment, worth over $3 billion per year, where major market leaders face imminent patent expirations.

      The treatment of migraine requires rapid onset of medication. A class of compounds known as "triptans" is currently considered the best treatment. We believe a significant market opportunity exists to improve the efficacy of triptan therapy for migraines by changing the method by which triptans are administered. Taken orally, triptans often fail to deliver sufficient quantities of medication in the short time frame required to optimally treat migraine onset. Further, they often fail to prevent the second episode, known as recurrence, that many migraine patients suffer within 12 to 18 hours after a first attack.

      Vyteris has demonstrated in a Phase I study our proprietary active transdermal delivery technology can be used to provide controlled delivery of zolmitriptan, a leading migraine medication, in humans. Our intent is to complete the necessary trials and obtain FDA approval to launch zolmitriptan in a Smart Patch, about the time it loses patent protection in 2012.

      Vyteris' active patch technology can be pre-programmed for rapid delivery -- as little as 15 minutes to achieve therapeutic levels -- followed by a sustained maintenance dose that may prevent recurrence. If our Smart Patch is applied in this area, this customizable drug delivery could offer tremendous advantages in the treatment of migraine, and could improve patient satisfaction and patient compliance. This method of delivery represents a unique and significantly improved therapy and we believe it could be a potentially effective way of treating migraine headaches and preventing recurring migraine headaches.

PAIN MANAGEMENT

      A key area where we plan to partner with pharmaceutical companies is in pain management, specifically the non-steroidal anti-inflammatory drug ("NSAID") sector, which falls in line with our strategy of pursuing high probability, low-risk opportunities leading to better patient care. The NSAID market today is potentially worth $6 billion although the recent withdrawal of COX-2 inhibitor products because of safety issues has led to a 49 percent decline, or a $3 billion immediate market opportunity.

      NSAIDs have made a dramatic contribution to pain management, but their extensive use has also documented a problematic safety profile, due to gastrointestinal ("GI") side effects associated with extended use or over dosing of the drugs. In the United States alone, more than 200,000 hospitalizations are attributed to NSAID use, and more than 16,000 deaths a year are attributed to NSAID use; a higher number than those patients who die from AIDS or HIV infection. There is a significant market opportunity for a drug delivery system minimizing GI side affects associated with oral NSAIDs.

      The Vyteris active delivery system could bypass the gastrointestinal tract minimizing the GI side effects associated with oral NSAIDS, and could circumvent a major disadvantage of these commonly used medications. We believe that if applied to NSAIDs, the controlled drug delivery profile from Vyteris' active patch could also curtail overdosing of these drugs.

      In December 2006, the FDA proposed new stricter safety warnings for over-the-counter pain relievers used by millions of Americans. These new labels would warn of the potential for severe liver damage with the use of acetaminophen, a common pain reliever contained in products such as Tylenol. Warnings would also go on other NSAID painkillers, including ibuprofen, aspirin, and naproxen, cautioning of a risk of gastrointestinal bleeding with overuse. Many nonprescription drugs already carry similar warnings. FDA officials are seeking to make the alerts more visible and specific, after recent reports suggesting that injury related to common pain relievers -- while uncommon -- is more prevalent than previously thought.

LARGE PHARMACEUTICAL PARTNERS - EXTENDED PATENT PROTECTION

      An additional track of our commercial strategy is to partner with large pharmaceutical companies on certain targeted opportunities. Pharmaceutical companies today face the tough realities of dwindling product pipelines. They have been forced to embrace better management of product life cycles. Innovative drug delivery can greatly extend product life and patent protection for their current portfolio of drugs. Our innovative transdermal delivery technology could supplement product maximization strategies. A $5 billion product can lose up to 75 to 80 percent of its market share (and margin) within weeks of going off patent. With such enormous commercial value in every percentage point, pharmaceutical companies fight for every month of additional patent protection. We believe Vyteris and its Smart Patch technology can extend the patent life of a drug by another 10-12 years, making it an attractive partner.

      We intend to merge already FDA-approved and marketed drugs with Vyteris' unique delivery technology, thereby developing and commercializing new products that can reach the market faster than traditional development of new chemical entities. We believe this strategy has a high probability of commercial success and carries relatively low risk

      Our goal is to exploit our proprietary technology through the development and commercial introduction of a number of successful products incorporating pharmaceuticals into our drug delivery systems. Our business strategy is to identify unmet medical needs, define products addressing those needs, evaluate the market potential of the defined products, develop such products through an appropriate clinical stage, partner with strong marketing companies, complete the development of such products in collaboration with our partners, manufacture such products, and commercially launch such products through our marketing partners.

      We will focus our efforts to apply our platform technology in therapeutic areas where our approach to drug delivery can substantially improve a drug therapy, offering advantages over existing methods of delivering the same drug. We intend to partner with pharmaceutical and other healthcare companies who are market leaders in specific therapeutic areas and can provide immediate market access and financial support during the later stages of clinical studies. Currently, we are focused on FDA-approved drugs, thereby reducing clinical risks and eliminating certain costly and time consuming pre-clinical and clinical studies; shortening time to approval and materially reducing costs.

      Each market opportunity and potential product will be evaluated for speed and size of return to Vyteris and its partners. We systematically analyzed the clinical potential of 220 FDA-approved drugs that can be delivered through active patch technology -- in particular looking for high value market sectors where major already FDA-approved drugs will soon be coming off patent.

      Over the past 25 years, the FDA has approved more than 35 different passive patch products, and the market place is comfortable with the concept of patch delivery. The FDA has already approved the Vyteris LidoSite Topical
Anesthetic System. We believe most new Vyteris Smart Patch products will be filed under section 505(b)(2), thereby shortening the development cycle to market when compared to the development of traditional new chemical entities.

      Our drug delivery technology cannot be applied to all drug compounds. We have screened a large number of drug compounds to ascertain if our drug delivery technology is applicable. The amount of drug required to be delivered to be effective, the size of the drug compound's molecule and the electrical charge of the drug compound, are the key determinants in establishing applicability. We are focusing our development efforts on a number of drugs within this group targeting large potential markets for which our technology may offer significant therapeutic, economic or lifestyle advantages over existing drug delivery methods.

      One of our key business strategies is to enter into arrangements with strategic partners for the development, marketing, sales and distribution of our future products. We expect our strategic partners will finance some of our research and development expenses, finance the clinical trials and finance the costs of marketing, sales and distribution. In addition, we expect that our strategic partners will pay us a royalty on sales of the products and a transfer price on delivery of the manufactured products.

PRODUCTION

      Our estimated maximum production capacity is two million units per year on our current equipment At this production level we do not anticipate making the units cost-effectively. In order to manufacture the product cost-effectively we need to increase our manufacturing efficiency through the acquisition and installation of a second manufacturing line that can operate at four to five times our current capacity. We have purchased manufacturing equipment with an annual patch capacity of 10 million, which will increase our total capacity to 12 million patches annually. The new machine has to be delivered to our manufacturing facilities in the U.S. and qualified. We currently do not have sufficient capital to execute our manufacturing capacity expansion plans.

OUR STRATEGY

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

            o REDUCE DEVELOPMENT RISK AND COSTS BY FOCUSING ON APPROVED DRUGS. We plan to focus on drugs with proven safety and efficacy and approved for marketing by the FDA, but which have certain limitations in their existing delivery forms. We believe working primarily with drugs with demonstrated safety and efficacy reduces our technical risks and development costs, allowing us to bring new products to market faster.

            o RETAIN CONTROL OF PRODUCT DEVELOPMENT. In most cases, we plan to develop products through at least proof of concept in humans before strategic partnering, thereby establishing more value for our products. We believe this puts us in a stronger position to negotiate marketing agreements with prospective partners providing more value to us. We also plan to retain control of product development after partnering through to commercial introduction. By retaining control of product development we believe we will be able to retain a more significant share of product revenues.

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

            o CONCENTRATE ON THERAPEUTIC AREAS WITH LARGE MARKETS. We intend to focus on areas where we believe the U.S. market potential for each of our products is at least $200 million annually and more than $300 million on a worldwide basis. By the use of the term "market potential", we are referring to the dollar amount we believe consumers would be willing to spend for safe and effective products focused on a specific need. We intend to target highly profitable applications of our technology where we believe we can materially increase, or even create, the market.

            o MANUFACTURE COMPLETE PRODUCTS. We have established an experienced manufacturing team. A substantial portion of our intellectual property resides in the design and manufacturing of our proprietary products. We intend to formulate, manufacture and package the patches and outsource the manufacture of the controllers. By controlling manufacturing, we believe we can retain a greater share of product revenues, better protect and enhance our intellectual property, position ourselves to establish manufacturing economies of scale, create capacity to support a number of product partnerships, control costs, assure high quality and oversee regulatory compliance.

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

      We have recently augmented our strategy based upon our analysis of high growth potential, high profitability and low-risk opportunities. Key elements of the augmented strategy are:

            o Provide enhanced marketing and training support to Vyteris' LidoSite marketing partner, B. Braun, designed to enable B. Braun to rollout LidoSite in hospitals across the U.S.

            o Expand the LidoSite markets beyond hospitals by seeking to enter into marketing arrangements with pharmaceutical companies that sell directly to office based physicians, especially:

                  -     orthopedic surgeons,
                  -     rheumatologists,
                  - pediatricians (for use only with patients five years old and above),
                  -     dermatologists,
                  -     internal medicine practitioners, and
                  -     commercial blood testing labs

            o Seek to establish corporate partnerships relating to NSAID treatments for pain management.

            o Conduct an active public relations campaign to educate investors about Vyteris and the significant opportunity represented by our Smart Patch technology, Vyteris' patented method of active transdermal drug delivery.

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

      PHASE IV CLINICAL STUDIES.

      During the fall of 2007, Vyteris will conduct a Phase IV clinical study to assess the feasibility and acceptance of LidoSite Topical System for use as a topical anesthetic system by practicing rheumatologists, prior to injection procedures in their offices.

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

            o JANUARY 2005. Vyteris' production facilities were inspected by the FDA as part of routine bi-annual inspections. No major findings were cited by the FDA and we have addressed all "483" observations cited by the FDA by December 2006.

SALES, MARKETING AND DISTRIBUTION

      PHYSICIAN OFFICE, HOSPITALS, AND COMMERCIAL DIAGNOSTIC LABORATORIES

            Vyteris plans to fuel near-term growth by bringing LidoSite to the physician office, hospitals, and commercial diagnostic laboratory markets.

            We entered into a license, development and distribution agreement for LidoSite with B. Braun which will act as our principal sales and marketing distributor for LidoSite in the hospital market. The B. Braun Agreement calls for us to be responsible for manufacturing and delivery of the LidoSite product to B. Braun. Title and risk of loss transfer to B. Braun upon delivery of the LidoSite product by us. We have no storage obligations once the product has been delivered to B. Braun. B. Braun is responsible for marketing, distribution and international registration, except for Japan, and has the right to distribute the product in such manner as it shall determine. B. Braun, a multinational medical products company based in Melsungen, Germany, has over $2.7 billion in worldwide revenue, and operates in over 50 countries with more than 28,000 employees. B. Braun is a U.S. market leader in regional anesthesia products with a U.S. sales force comprised of 100 dedicated sales representatives and more than 1,000 sales representatives through its distributor network. B. Braun markets a wide variety of healthcare products including infusion pumps, medical filters, needle-free intravenous systems, wound care products, surgical and anesthesia trays used for pain control, catheters, urological solutions and other medical and surgical supplies.

            We granted B. Braun the right to be our exclusive, worldwide sales and marketing distributor for our LidoSite product in all markets except for the U.S. physician's office and Japanese markets. As we have not yet entered into any agreements for the sales, marketing and distribution of our LidoSite product into the U.S. physician's office and Japanese markets, we are currently reliant on a single customer, B. Braun, to generate product revenue.

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

            o PULMONARY AND NASAL METHODS are designed to provide fast action or to deliver drugs that are destroyed by the gastro-intestinal tract. Variations in a user's respiratory tract, often brought on by everyday occurrences such as a cold, infection or even changes in climate, can markedly affect the amount of drug inhaled from each spray. Nasal sprays can also cause irritation in some patients and usually it is not possible to adjust the amount of dose delivered in each sniff or spray. In addition, the patient cannot control dosage over a period of time, and patients and caregivers may have difficulty maintaining desired therapeutic effects.

            o TRANSMUCOSAL TECHNOLOGY enables drugs to be delivered through the body's mucosal surfaces. There are four means by which drugs can be delivered in this fashion: orally, nasally, rectally and vaginally. In limited situations, drug absorption through mucosal surfaces is effective because mucosal tissue is usually rich in blood supply, providing the means for rapid drug transport to the systemic circulation.

            o JET INJECTION DRUG DELIVERY TECHNOLOGY uses stored mechanical energy from either a spring or compressed gas cylinder to ballistically deliver a liquid or powder through the skin without a needle. Liquid jet injection has been used for many years with minimal success. A new technology allows the administration of small amounts of drugs in dry powder form through the skin using a specially engineered device, which propels the drug using a high-powered jet of helium gas. The gas accelerates the dry drug particles, enabling penetration of the skin.

      Competition for our drug delivery products may come from any of these technologies.

      The attractiveness of the local anesthesia market has compelled new entrants to challenge EMLA's market share and expand the market still further. One company, Iomed, Inc., offers an iontophoretic lidocaine delivery system into the market that is faster-acting than EMLA. However, we believe that Iomed's product, marketed under the label Numby Stuff(R), is complex and difficult to administer. Numby Stuff uses two separate, large electrode patches: a drug patch and a grounding patch. The drug patch does not come pre-filled with the drug; rather, it must be saturated with a specific liquid formula of lidocaine called Iontocaine(R), which is drawn from a vial prior to use. Both electrode patches in the Numby Stuff system must then be manually connected to the power supply/controller using "alligator" clip wires. The electronic controller is a benchtop model that is manually controlled by a nurse or doctor and cannot be conveniently worn by the patient.

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

      Alza Corporation, a Johnson & Johnson subsidiary, with its E-TRANS(R) system, is the only other company known to have developed pre-filled iontophoresis technology. Alza has chosen a very different application, delivery of an opiate-based product for systemic pain management, for its first product. Alza received approval of its IONSYSTM NDA in the summer of 2006 from the FDA. This approval further validates the potential value and utility of iontophoretic drug delivery, making this class of technology more attractive to the pharmaceutical and health-care industries. Once the IONSYS product based on the E-TRANS system is launched as a commercial product, we believe our platform technology can compete effectively against the E-Trans technology, because we believe we will offer our commercialization partners a lower cost system, since our product does not contain the expensive electronics contained in the Alza patches, and because we and Alza are addressing very different therapeutic applications. The Alza system was developed to treat pain associated with major surgery and cannot be used as a dermal anesthetic. We also believe that because Alza has incorporated the electronics into each patch, the added complexity of the product necessitates product development cycles for new applications that are significantly longer than those required by our system.

      Travanti Pharma, Inc., formerly Birch Point Medical, Inc., a development stage company, developed a single use iontophoretic system called IontoPatch(TM), aimed at the physical therapy market. We believe that the IontoPatch product is not FDA-approved for any specific therapeutic indication and is not pre-filled with medication.

      Becton Dickinson is engaged in developing alternative drug delivery technologies and we may compete in the future with alternative technologies developed or acquired by Becton Dickinson. Under the "Transaction Agreement" that we entered into with Becton Dickinson dated November 10, 2000, Becton Dickinson was prohibited from competing directly with us in the field of active transdermal drug delivery technology (iontophoresis) for a five year period ending in November 2005. Becton Dickinson has developed drug delivery technology employing "micro-needles," tiny needles that deliver compounds into the first few hundred microns of the skin. This technology, which has not yet been commercialized, may compete directly with our current technology. We do not know whether or when Becton Dickinson will seek to commercialize this technology.

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

      Vyteris holds over 181 worldwide patents, most of which have a future life of more than 10 years. This allows the products developed using Vyteris technology to have extended patent life beyond the patent life of the drug molecule and provides for a significant competitive advantage. We believe that the patent clock would start anew for drugs that are reconfigured for transdermal delivery through Vyteris' active patch system

      We have listed below, for each of our issued patents, the patent number, the title and the date on which the patent is expected to expire.

PATENT NUMBER          EXPIRATION DATE      TITLE/DESCRIPTION
------------------------------------------------------------------------------------------------------------------------------------
I.  U.S. PATENTS
    ------------
6,167,301              29-Aug-2015          Iontophoretic drug delivery device having high-efficiency dc-to-dc energy conversion circuit

PATENT NUMBER          EXPIRATION DATE      TITLE/DESCRIPTION
------------------------------------------------------------------------------------------------------------------------------------
6,522,919              29-Aug-2015          Iontophoretic drug delivery device having high-efficiency dc-to-dc energy conversion circuit
6,402,732              29-Aug-2015          Iontophoretic drug delivery device having high-efficiency dc-to-dc energy conversion circuit
6,208,891              04-Apr-2017          Disabling circuit for an iontophoretic system
6,385,488              20-May-2019          Method of increasing the reliability of iontophoresis system
6,678,555              20-May-2019          Method of increasing the reliability of iontophoresis system
6,394,994              27-Aug-2019          Method for testing the ability of an iontophoretic reservoir-electrode to deliver a medicament
6,377,848              25-Aug-2019          Methods of activating controller
6,047,208              27-Aug-2017          Method of detecting events or conditions in an iontophoretic drug delivery system
6,107,777              25-Jul-2017          Circuit for causing a voltage step in a multi-cell battery
6,377,847              30-Sep-2013          Iontophoretic drug delivery device and reservoir and method of making same
6,228,206              30-Jul-2017          Bonding agent composition containing conductive filler and method of bonding electrode to printed conductive trace with same
5,738,647              27-Sep-2016          User activated iontophoretic device and method for activating same
5,882,677              30-Sep-2017          Iontophoretic patch with hydrogel reservoir
5,795,321              18-Aug-2015          Iontophoretic drug delivery system, including removable controller
5,498,235              30-Sep-2014          Improved iontophoretic drug delivery device
5,876,368              30-Sep-2014          Iontophoretic drug delivery device having improved controller and patch
5,688,232              28-Sep-2015          Iontophoretic drug delivery device having an improved controller
6,029,083              04-Apr-2017          Circuit and method for automatically turning off an iontophoretic system
5,935,598              18-Jun-2017          Iontophoretic delivery of cell adhesion inhibitors
5,961,483              30-Sep-2016          Iontophoretic delivery of cell adhesion inhibitors
6,629,968              10-Dec-2020          Shelf storage stable iontophoresis reservoir-electrode and iontophoretic system incorporating the reservoir-electrode
6,635,045              30-Jun-2020          Shelf storage stable iontophoresis reservoir-electrode and iontophoretic system incorporating the reservoir-electrode
5,983,133              29-Sep-2017          Iontophoresis system with voltage step-up circuit
6,350,259              18-Jun-2017          Iontophoretic electrode assembly and method for controlling delivery of drug using competing ions
6,584,389              17-Nov-2017          Low cost electrode for an iontophoretic device
5,246,418              17-Dec-2011          Iontophoresis system having features for reducing skin irritation
5,306,235              30-Sep-2012          Failsafe iontophoresis drug delivery system
4,950,229              25-Sep-2009          Apparatus for an electrode used for iontophoresis
5,320,597              06-Aug-2008          Device and method for renewing electrodes during iontophoresis
5,284,471              08-Feb-2011          Electrode and method used for iontophoresis
5,131,403              05-Jun-2011          Method for obtaining blood using iontophoresis
5,310,403              18-May-2012          Iontophoretic drug delivery device and circuit therefore
5,817,044              06-Oct-2015          User activated iontophoretic device
5,458,569              08-Jun-2013          Wearable iontophoresis system
5,302,172              12-Apr-2011          Method and composition for iontophoresis
D366,702               30-Jan-2010          Iontophoretic drug delivery controller
D352,113               01-Nov-2008          Iontophoretic drug delivery system
D352,357               08-Nov-2008          Iontophoretic drug delivery system
5,954,684              30-Sep-2013          Iontophoretic drug delivery system and method for using same
5,540,669              30-Sep-2013          Iontophoretic drug delivery system and method for using same
5,494,679              27-Feb-2013          Molecules for iontophoretic delivery
5,843,015              28-Dec-2015          Molecules for iontophoretic delivery
D352,782               22-Nov-2008          Iontophoretic drug delivery system
5,645,526              30-Sep-2014          Apparatus and method for ensuring compatibility of a reusable iontophoretic controller with an iontophoretic patch

PATENT NUMBER          EXPIRATION DATE      TITLE/DESCRIPTION
------------------------------------------------------------------------------------------------------------------------------------
5,682,726              30-Sep-2014          Method for forming and packaging iontophoretic drug delivery patches and the like to increase stability and shelf-life
5,713,846              27-Sep-2016          Iontophoretic drug delivery system, including method for activating same for attachment to patient
5,688,231              18-Nov-2014          Iontophoresis assembly including cleanable electrical contacts
5,693,024              27-Sep-2016          Iontophoretic drug delivery system, including method for determining hydration of patch
5,899,876              27-Aug-2017          Multiple site drug delivery system
5,895,369              30-Sep-2014          Iontophoresis patch/controller interconnection using a conductive elastomer to provide noise-free electrical contact between patch and controller
5,730,715              14-Jun-2016          Device for the iontophoretic administration of bisphosphonates
5,735,810              14-Jun-2016          Device for the iontophoretic administration of bisphosphonates
5,857,994              01-Oct-2016          Awakenable iontophoretic delivery device for reducing electrical sensation upon application thereof
6,018,680              01-Oct-2016          Awakenable iontophoretic delivery device for reducing electrical sensation upon application thereof
5,792,097              27-Sep-2016          Iontophoretic electrodes and surface active agents
5,797,867              27-Sep-2016          Iontophoretic drug delivery system, including method for activating same for attachment to patient
5,919,156              27-Sep-2016          Iontophoretic drug delivery system, including unit for dispensing patches
5,873,850              29-May-2017          Locking and disfiguring mechanism for an iontophoretic system
6,858,018              28-Sep-2018          Iontophoretic delivery of remifentonil hydrochloride
6,862,473              1-Mar-2022           Iontophoretic drug delivery device and reservoir and method of making same

PATENT NUMBER          EXPIRATION DATE      TITLE/DESCRIPTION
------------------------------------------------------------------------------------------------------------------------------------
II.  FOREIGN PATENTS
     ---------------
735497                 24-Jul-2018          Iontophoretic drug delivery system
0 934 098              22-Sep-2017          User activated iontophoretic device and method for activating same
0 934 098              22-Sep-2017          User activated iontophoretic device and method for activating same
0 934 098              22-Sep-2017          User activated iontophoretic device and method for activating same
51585/98               22-Sep-2017          User activated iontophoretic device and method for activating same
2,249,039              29-Sep-2018          Iontophoretic patch with hydrogel reservoir
2,244,332              28-Jul-2018          Bonding agent and method of bonding electrode to printed conducted trace
69513672.0             29-Sep-2015          Improved iontophoretic drug delivery device
0 783 346              29-Sep-2015          Improved iontophoretic drug delivery device
69509782.2             29-Sep-2015          Iontophoretic drug delivery device having improved controller and patch
0 783 344              29-Sep-2015          Iontophoretic drug delivery device having improved controller and patch
0 783 344              29-Sep-2015          Iontophoretic drug delivery device having improved controller and patch
0 971 769              02-Apr-2018          Circuit and method for automatically turning off an iontophoretic system
0 971 769              02-Apr-2018          Circuit and method for automatically turning off an iontophoretic system
0 971 769              02-Apr-2018          Circuit and method for automatically turning off an iontophoretic system
0 971 769              02-Apr-2018          Circuit and method for automatically turning off an iontophoretic system
P69225387.4            09-Dec-2012          Iontophoresis system having features for reducing skin irritation
0 547 482              09-Dec-2012          Iontophoresis system having features for reducing skin irritation
0 547 482              09-Dec-2012          Iontophoresis system having features for reducing skin irritation
49781/BE/98            09-Dec-2012          Iontophoresis system having features for reducing skin irritation
2026059                17-Dec-2011          Iontophoresis system having features for reducing skin irritation
P69221036.9            30-May-2012          Method for obtaining blood using iontophoresis
0 517 120              30-May-2012          Method for obtaining blood using iontophoresis
0 517 120              30-May-2012          Method for obtaining blood using iontophoresis
0 586 666              17-Mar-2013          User activated iontophoretic device
P69310844.4            17-Mar-2013          User activated iontophoretic device

PATENT NUMBER          EXPIRATION DATE      TITLE/DESCRIPTION
------------------------------------------------------------------------------------------------------------------------------------
0 586 666              17-Mar-2013          User activated iontophoretic device
0 586 666              17-Mar-2013          User activated iontophoretic device
25247/BE/97            17-Mar-2013          User activated iontophoretic device
0 586 666              17-Mar-2013          User activated iontophoretic device
2132348                17-Mar-2013          User activated iontophoretic device
2542792                17-Mar-2013          User activated iontophoretic device
2164850                18-Feb-2014          Wearable iontophoresis system
69424413.9             18-Feb-2014          Wearable iontophoresis system
0 702 579              18-Feb-2014          Wearable iontophoresis system
0 702 579              18-Feb-2014          Wearable iontophoresis system
24974/BE/00            18-Feb-2014          Wearable iontophoresis system
2802170                18-Feb-2014          Wearable iontophoresis system
2087087                11-Jan-2013          Molecules for iontophoretic delivery
0 552 878              12-Jan-2013          Molecules for iontophoretic delivery
0 552 878              12-Jan-2013          Molecules for iontophoretic delivery
0 552 878              12-Jan-2013          Molecules for iontophoretic delivery
0 552 878              12-Jan-2013          Molecules for iontophoretic delivery
22686/BE/99            12-Jan-2013          Molecules for iontophoretic delivery
2506543                12-Jan-2013          Molecules for iontophoretic delivery
0 934 097              19-Sep-2017          Iontophoretic drug delivery system, including method for activating same for attachment to patient
0 934 097              19-Sep-2017          Iontophoretic drug delivery system, including method for activating same for attachment to patient
0 934 097              19-Sep-2017          Iontophoretic drug delivery system, including method for activating same for attachment to patient
0 944 410              05-Sep-2017          Awakenable iontophoretic delivery device for reducing electrical sensation upon application thereof
0 944 410              05-Sep-2017          Awakenable iontophoretic delivery device for reducing electrical sensation upon application thereof
0 944 410              05-Sep-2017          Awakenable iontophoretic delivery device for reducing electrical sensation upon application thereof
0 944 410              05-Sep-2017          Awakenable iontophoretic delivery device for reducing electrical sensation upon application thereof
0 847 293              28-Aug-2016          Iontophoretic drug delivery device having high-efficiency dc-to-dc energy conversion circuit
69634408.4             28-Aug-2016          Iontophoretic drug delivery device having high-efficiency dc-to-dc energy conversion circuit
0 847 293              28-Aug-2016          Iontophoretic drug delivery device having high-efficiency dc-to-dc energy conversion circuit
0 847 293              28-Aug-2016          Iontophoretic drug delivery device having high-efficiency dc-to-dc energy conversion circuit
0 847 293              28-Aug-2016          Iontophoretic drug delivery device having high-efficiency dc-to-dc energy conversion circuit
0 847 293              28-Aug-2016          Iontophoretic drug delivery device having high-efficiency dc-to-dc energy conversion circuit
0 847 293              28-Aug-2016          Iontophoretic drug delivery device having high-efficiency dc-to-dc energy conversion circuit
0 906 767              27-Aug-2018          Multiple site drug delivery system
0 906 767              27-Aug-2018          Multiple site drug delivery system
0 906 767              27-Aug-2018          Multiple site drug delivery system
1032368                27-Sep-2019          Iontophoretic delivery of remifentonil hydrochloride
0.06312                17-May-2020          Method of increasing the reliability of iontophoresis system
0.13645                20-May-2019          Method of increasing the reliability of iontophoresis system
0.13639                20-May-2019          Method of increasing the reliability of iontophoresis system
0.10911                24-Aug-2020          Method for testing the ability of an iontophoresis reservoir-electrode to deliver a medicament

PATENT NUMBER          EXPIRATION DATE      TITLE/DESCRIPTION
------------------------------------------------------------------------------------------------------------------------------------
10041718.3             27-Aug-2019          Method for testing the ability of an iontophoresis reservoir-electrode to deliver a medicament
0 969 900              3-Apr-2018           Disabling circuit for an iontophoretic system
0 969 900              3-Apr-2018           Disabling circuit for an iontophoretic system
0 969 900              3-Apr-2018           Disabling circuit for an iontophoretic system
0 969 900              3-Apr-2018           Disabling circuit for an iontophoretic system
00.10912               24-Aug-2020          Methods of activating controller
256534/00              25-Aug-2019          Methods of activating controller
69828126.8             30-Sept-2018         Iontophoretic patch with hydrogel reservoir
0 904 779              30-Sept-2018         Iontophoretic patch with hydrogel reservoir
0 904 779              30-Sept-2018         Iontophoretic patch with hydrogel reservoir
0 894 509              30-Jul-2018          Bonding agent and method of bonding electrode to printed conducted trace
0 894 509              30-Jul-2018          Bonding agent and method of bonding electrode to printed conducted trace
0 894 509              30-Jul-2018          Bonding agent and method of bonding electrode to printed conducted trace
69828116               30-Jul-2018          Bonding agent and method of bonding electrode to printed conducted trace
2201380                29-Sept-2015         Iontophoresis assembly including patch/controller attachment
512106/96              29-Sept-2015         Iontophoresis assembly including patch/controller attachment
1159029                10-Jan-2021          Iontophoretic electrode assembly and method for controlling delivery of drug using competing ions
96934025.6             27-Sep-2016          Low cost electrode for an iontophoretic device
7382265                29-Sep-2015          Improved iontophoretic drug delivery device
2,230,813              28-Aug-2016          Iontophoretic drug delivery device having high efficiency DC to DC energy conversion circuit

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

MANUFACTURING AND SUPPLIERS

PATCH MANUFACTURING

      We  have  an   automated   manufacturing   and   assembly   facility   for
pre-commercial and commercial production of LidoSite and other patches based upon our Smart Patch technology. With this competency in place, we have the capability of developing and manufacturing other transdermal products that we may develop in the future.

      We conduct our manufacturing in a 14,000 square foot section of our 13-01 Pollitt Drive facility in Fair Lawn, New Jersey with a maximum production capacity of up to two million patches per year. At our current production level we do not anticipate making the units cost-effectively and expect to post a loss from the sale of LidoSite. In order to manufacture the product cost-effectively we need to increase our manufacturing efficiency through the installation of our second manufacturing line that is expected to operate at four to five times the capacity of our current equipment. We expect to build out and qualify our 17,000 square foot production facility at 17-01 Pollitt Drive facility in Fair Lawn, New Jersey, in the first quarter of 2008. We have projected maximum production capacity of up to 20 million patches per year when both facilities are operating.

      We design, develop and maintain our own manufacturing  processes,  but use
third  parties  to  build  the  automated   assembly   equipment  and  fabricate
replacement parts when necessary.

      We have leased a second production facility (17-01 Pollitt Dr in Fair Lawn, New Jersey) to be utilized as we expand our manufacturing capacity. Operation of this second facility could result in substantial expenditures. See "Risk Factors -- Our need to expand our facilities will expose us to additional expenses that may materially adversely affect our results of operations" in Item 6 of this Annual Report.

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

SUPPLIERS

      Our principal suppliers are Hydrogel Design Systems, Inc., Advanced Labelworx and Altron Inc. We also purchase parts from single-source suppliers. Although we have not experienced significant production delays attributable to supply changes, we believe that, for the electrode subcomponent and hydrogel in particular, alternative sources of supply would be difficult to develop over a short period of time. Because we do not have supply agreements and direct control over our third-party suppliers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary parts or products, we may be unable to redesign or adapt our technology to work without such parts or find alternative suppliers or manufacturers. In such events, we could experience interruptions, delays, increased costs, or quality control problems.

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

      The packaging, labeling and advertising of pharmaceutical products are also subject to government regulation. The FDA recommends preclearing advertising materials prior to the launch of a product, and the launch materials for products receiving an accelerated FDA clearance must be precleared by the FDA. With an accelerated FDA clearance, all labeling and advertising must be submitted to the FDA 30 days prior to use, unless the FDA determines otherwise. In addition, the FDA may require that additional clinical studies - Phase IV studies - be completed after it grants clearance to market a product.

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

EMPLOYEES

      At December 31, 2006, we had a staff of 53 employees, of which two are part-time employees and 51 are full-time employees. Of those 53 employees, 11 are in manufacturing and process development, 13 in regulatory, quality and analytical services, 15 in research and development, 2 in business development and marketing and 12 in administration and management.

BUSINESS DEVELOPMENT HISTORY

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

INVESTOR INFORMATION

      Our Internet website address is www.vyteris.com. The information on our website is not a part of this annual report. We make available, free of charge on our website, by clicking on the SEC filings link on our home page, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission (the " SEC").

ITEM 2. PROPERTIES.

      We lease approximately 27,000 square feet of manufacturing, warehouse, laboratory and office space located at 13-01 Pollitt Drive in Fair Lawn, New Jersey. This lease expires in September 2011. These facilities include manufacturing space sufficient to house our current patch manufacturing and packaging equipment, and a second manufacturing line currently being built to our specifications. Our facilities also contain prototype labs for simultaneous production of clinical supplies of multiple products, and nine additional labs for research and development and quality control purposes. For the years ended December 31, 2006 and 2005, rent expense for the 13-01 lease was $0.2 million and $0.3 million, respectively.

      We also have a lease for additional space located at 17-01 Pollitt Drive in Fair Lawn, New Jersey, approximately 200 yards from our headquarters building. The lease covers approximately 26,000 square feet of space. The lease term expires in July 2015. The primary purpose of this facility is for the expansion of our manufacturing capability. This facility also includes office space. For the years ended December 31, 2006 and 2005, rent expense for the 17-01 lease was $0.2 million and $0.3 million, respectively.

ITEM 3. LEGAL PROCEEDINGS.

      In January 1999, Alza Corporation filed an opposition in the European Patent Office, or EPO, against European Patent No. 0 547 482, entitled "Iontophoresis System Having Features for Reducing Skin Irritation". We refer to this patent as the "482 patent". Becton Dickinson owned the "482 patent" at the time Alza filed the opposition and filed an answer challenging the opposition. Becton Dickinson subsequently assigned the patent to Vyteris. The EPO issued a preliminary opinion on November 11, 2000 upholding the "482 patent". During an oral hearing in the opposition on March 5, 2001, however, the EPO ruled that the `482 patent's claims lacked an inventive step, and it therefore revoked the patent. We appealed the EPO's decision. On March 26, 2004, we submitted written arguments and amended claims to the EPO for its consideration. During oral arguments on November 24, 2005, the EPO reversed its earlier ruling and maintained the patent with claims substantially similar to the amended claims submitted on March 26, 2004. A written Decision of the EPO confirming the November 24, 2005 ruling was issued in May of 2006. As required to maintain the patent, translations of the claims and the accompanying fees were filed in the appropriate national patent offices in June of 2006. Proceedings have concluded.

      In August 2000, Alza filed an opposition in the EPO against European Patent No. 0 783 346, entitled "Improved Iontophoretic Drug Delivery Device". We refer to this patent as the "346 patent". Becton Dickinson then owned the "346 patent", and subsequently assigned the patent to Vyteris. In the opposition, Alza alleged that the patent should be revoked because, among other things, each of the claims lacks novelty or an inventive step over the prior art. We responded to the opposition by amending the specification of the patent, canceling two of the patent's claims, and submitting arguments that the remaining claims are patentable over the prior art. Subsequently the opposition was heard at the EPO on October 8, 2002 and the EPO panel ruled in favor of us. Alza appealed the EPO panel's decision, and the EPO held a hearing on October 20, 2005 to consider the appeal. During the hearing the EPO panel ruled in Vyteris, Inc.'s favor, upholding the validity of the "346 patent". A written decision of the EPO confirming the October 20, 2005 ruling was issued in March of 2006. Proceedings have concluded.

      In September of 2004, Alza filed an opposition in the EPO against European Patent No. 0 971 769, entitled "Circuit and Method for Automatically Turning Off an Iontophoretic System", which we refer to as the "'769 patent". In the opposition, Alza has alleged that the "769 Patent" should be revoked because each of the claims lacks novelty or an inventive step over the prior art. Vyteris filed an initial response to the opposition, including amended claims, on July 14, 2005. A preliminary opinion of the EPO, issued on November 7, 2005, indicated that the amended claims were novel and inventive over the prior art and scheduled oral arguments for March 2006. On December 23, 2005, Alza indicated that it will no longer contest the opposition, provided that the EPO maintains the patent based on the amended claims. In January of 2006, we filed amendments to the specification to conform to the amended claims. Alza objected to the specification amendments. The EPO indicated in March of 2006 that it was inclined to accept our specification amendments, but invited additional comments on the matter. Vyteris filed comments with EPO in May of 2006. On September 13, 2006, the EPO issued a decision upholding the patent as amended by Vyteris. Alza did not file a timely appeal of the EPO's decision to uphold the patent. Accordingly, that decision is now final. Vyteris is now in the process of revalidating the patent in the relevant European states. Administrative formalities are concluding.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      During the fourth quarter of 2006, there were no matters submitted to a vote of securities holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET  FOR  COMMON  EQUITY,   RELATED  STOCKHOLDER  MATTERS  AND SMALL
BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      Vyteris Holdings' common stock became quoted on the Over The Counter Bulletin Board on May 18, 2005. The ticker symbol for our common stock is "VYHN.OB". The following table sets forth, for the periods indicated, the high and low inter-dealer closing prices per share of our common stock as reported on the Over The Counter Bulletin Board, without retail mark-up, mark-down or commission and may not represent actual transactions. As of March 9, 2007, there were 910 stockholders of record of our common stock and 2 holders of our Series B convertible redeemable preferred stock.

                                                                 HIGH       LOW
                                                                -----      -----
Year Ended December 31, 2006:
  First Quarter ..........................................      $1.10      $0.60
  Second Quarter .........................................       0.90       0.20
  Third Quarter ..........................................       0.58       0.11
  Fourth Quarter .........................................       1.45       0.49
Year Ended December 31, 2005:
  First Quarter ..........................................        N/A        N/A
  Second Quarter (May 18, 2005 - June 30, 2005) ..........      $5.00      $3.00
  Third Quarter ..........................................       3.25       1.85
  Fourth Quarter .........................................       2.25       1.10

      The following table provides information regarding options outstanding as of December 31, 2006.

                                                                                                                    (c)
                                                          (a)                        (b)              Number of Securities Remaining
                                               Number of Securities to be     Weighted-Average         Available for Future Issuance
                                                Issued Upon Exercise of       Exercise Price of          Under Equity Compensation
                                                  Outstanding Options,      Outstanding Options,        Plans (Excluding Securities
                                                  Warrants and Rights        Warrants and Rights          Reflected in Column (a))
                                                  -------------------        -------------------          ------------------------

             Plan Category
             -------------
Equity Compensation Plans Approved by
Stockholders:
   Vyteris Holdings 2005 Stock Option
   Plan .......................................        2,901,902                     $2.47                          500,974

Equity Compensation Plans Not Approved by
Stockholders:
   Vyteris Holdings 2005 Stock Option
   Plan (1)
   Outside Director Stock Incentive ...........        2,000,000                     $1.31                          250,000
   Plan (2) ...................................          500,000                     $0.95                          430,000
                                                       ---------                     -----                        ---------
   Total ......................................        5,401,902                     $1.97                        1,180,974
                                                       ---------                     -----                        ---------

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

(2) For further information regarding the Outside Director Stock Incentive Plan, see Note 15 to the consolidated financial statements in Item 7 of this Annual report on Form 10-KSB.

DIVIDEND POLICY

      We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and other factors the board of directors deems relevant, including the provisions of any applicable credit agreements. We are restricted from declaring dividends under the terms of the senior secured convertible debentures.

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

OVERVIEW

      Vyteris Holdings (Nevada), Inc. (formerly Treasure Mountain Holdings, Inc.) has developed and produced the first electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to administer certain therapeutics either directly to the skin or into the bloodstream. In January 2005, we received approval from the United States Food and Drug Administration ("FDA") for our manufacturing facility and processes for LidoSite. The Company holds over 60 U.S. patents relating to the delivery of drugs across the skin using a mild electric current. The terms "Company," "Vyteris Holdings," "us," "we" or "our" refer to each of Vyteris Holdings (Nevada), Inc. and the combined company.

OVERVIEW OF THE COMPANY

LIQUIDITY

      On December 31, 2006 our cash position was $2.2 million and we had negative working capital of $17.5 million. During 2006, we financed our operations with a $0.3 million loan in the form of 10.0% Subordinated Convertible Unsecured Promissory Note, $8.1 million of Promissory Notes from Spencer Trask Specialty Group, LLP, or STSG, $5.75 million from the sale of common stock and warrants issued in the November 2006 Financing (see Note 10) and $5.3 million from the sale of our common stock in the December 2006 Financing (see Note 10). Net proceeds from these financings have not provided sufficient funds for our current operations. Subsequent financings have been and will be required to fund our operations in 2007. Additional funding may not be available on favorable terms or at all. In the event that we do raise additional capital through a borrowing, the covenants associated with our senior secured convertible debt may impose substantial impediments on us. In addition, there are notes that mature in the very near term of which there is uncertainty as to our ability to refinance or repay as they mature.

TECHNOLOGY

      Our active transdermal drug delivery technology is based on a process known as electrotransport, or more specifically iontophoresis, a process that transports drugs through the skin by applying a low-level electrical current. Vyteris' active patch patented technology works by applying a charge to the drug-holding reservoir of the patch. This process differs significantly from passive transdermal drug delivery which relies on the slow, steady diffusion of drugs through the skin. A significantly greater number of drugs can be delivered through active transdermal delivery than is possible with passive transdermal delivery. Based on our analysis thus far, we estimate that there are currently 220 FDA-approved drugs that may be delivered through our active transdermal delivery platform.

BUSINESS MODEL

      Vyteris' commercialization strategy is to focus on near-term and future market opportunities utilizing FDA-approved and marketed drugs with Vyteris' proprietary delivery technology, using our own brands and by partnering with major pharmaceutical companies on other opportunities. By pursuing this strategy, our plan is to develop and commercialize new products that can reach market faster than the traditional development of new chemical entities, so as to have a higher probability of commercial success.

      Each market opportunity and potential product will be evaluated on our projection of speed to market and size of return to Vyteris and its partners, in particular looking for high value market sectors where major FDA-approved drugs will soon be coming off patent We have identified four key areas of market opportunity we intend to pursue:

            o     Needle stick pain,

            o     Migraine pain,

            o     NSAIDs, and

            o     Fertility hormones.

      Vyteris' focus on these four core market areas represents our belief in their near-term commercialization and revenue-generating opportunity.

NEEDLE STICK PAIN

      The first key area targeted with our active transdermal drug delivery technology is needle stick pain. On May 6, 2004, we received approval from the FDA to commercially launch our first product, LidoSite in the U.S. LidoSite is a topical delivery system indicated for use on normal intact skin to provide local anesthesia prior to needle stick procedures such as venipunctures (blood draws), injections and intravenous therapies as well as superficial dermatological procedures. Our LidoSite product uses our Smart Patch technology to achieve rapid, deep local anesthesia prior to needle-stick procedures.

      Our LidoSite product delivers lidocaine, a local anesthetic, along with a small quantity of epinephrine, a drug that helps lidocaine work faster and last longer by accelerating the onset of anesthesia and extending the duration of pain reduction. The system consists of a patch that adheres to the skin containing the medication and a small reusable battery-powered, wearable electronic dose controller connected to the patch. Clinical trials have shown
LidoSite:

            o     works in as little as 10 minutes;

            o provides deep anesthesia through the skin, from six to 10 mm in depth; and

            o is well suited for applications in the clinic, where time and staff productivity are important.

      Vyteris plans to generate near-term growth by marketing LidoSite to the physician office, hospitals, and commercial diagnostic laboratory markets. An estimated 550 million blood samples are drawn each year in the U.S., from which an estimated 20-25 percent of patients may be needle pain sensitive or needle phobic, making them ideal candidates for LidoSite.

      In addition, we entered into a license, development and supply agreement with B. Braun Medical, Inc., or B. Braun, on September 20, 2002 and amendments to that agreement on March 7, 2006 and January 1, 2007 relating to the marketing and distribution of LidoSite in the hospital market. We refer to this agreement, as amended, as the B. Braun Agreement.

      The principal terms of the B. Braun Agreement provide for the following:

            o B. Braun will act as our principal sales and marketing distributor for LidoSite in the hospital market;

            o We are responsible for manufacturing and delivering LidoSite product to B. Braun;

            o Title and risk of loss transfer to B. Braun upon delivery of the LidoSite product by us. We have no storage obligations once the product has been delivered to B. Braun; and

            o B. Braun will be responsible for marketing, distribution and international registration, except for Japan, and will have the right to distribute the product in such manner as it shall determine.

      In addition to the B. Braun Agreement for distribution in hospitals, Vyteris is seeking further distribution agreements with third parties for the physician office and commercial diagnostic laboratory markets. Once we establish LidoSite for use in the physician office, hospitals, and commercial diagnostic laboratory markets, we intend to qualify LidoSite for use in the home, for numbing the skin for the many intramuscular, intravenous and subcutaneous self administered injectables, such as the tumor necrosis factor, ("TNF") injections for rheumatoid arthritis.

      Another significant needle pain market opportunity for LidoSite lies in the rheumatoid arthritis sector. TNF inhibitors like Enbrel(R) and Humira(TM), used to treat rheumatoid arthritis, are only available as injections. Over 200,000 prescriptions are written each month, leading to 20 million injections per year, making this a potential $6 billion market segment. This therapeutic category is all about relieving pain, yet for many patients, the necessity of multiple injections makes the cure almost as painful as the disease itself.
LidoSite could be used for pain relief prior to these injections. To successfully execute on this market opportunity, we intend to qualify LidoSite for use in the home. Our path to market necessitates additional patient home use studies, which are now under-way and scheduled to be completed in mid to late 2007.

      With the increasing use of elective skin procedures, such as the approximately four million Botox injections annually and approximately two million Restylane injections annually, in addition to traditional in-patient procedures, dermatologist offices represent a significant market opportunity for our LidoSite active transdermal delivery to quell the fear of blenophobic patients.

      Oncology is another fast growing segment within the pharmaceutical industry, where several new injectable medications are coming into the marketplace each year. The injection treatments in oncology require multiple visits by the patient. LidoSite use prior to those chemotherapy injections could help reduce the pain and provide a better chemotherapy experience for the patients.

      We believe the market opportunities available within the needle pain market segment are significant and complementary in utilizing our active transdermal patch delivery system as point of entry platform into multiple market segments. Our efforts to gain additional distribution partners into the physician office and commercial diagnostic laboratories will be a key to our near-term success.

INSURANCE REIMBURSEMENT

      Our efforts to make LidoSite reimbursable by insurers has yielded preliminary indications that it will be reimbursable based on available evidence from the Technology Evaulation Center (TEC) of the Blue Cross and Blue Shield Association which found sufficient evidence to permit conclusions that the effect of iontophoretic drug delivery on health outcomes in patients requiring administration of local anesthetic prior to skin puncture or dermal procedures meets their criteria, a key to insurance reimbursement. Blue Cross of Idaho, Blue Cross of California, and UniCare have each made determinations that iontophoresis may be considered medically necessary to administer local anesthesia prior to a venipuncture or dematologic procedure. These actions will aid in the broader adoption of LidoSite and support our ongoing marketing and communications efforts in support of it.

MIGRAINE

      The second key area where we are pursuing to market our own brand is the treatment of migraines. This is a highly attractive market segment, estimated at over $3 billion per year, where major market leaders face imminent patent expirations. By focusing on these expiring drugs, we believe we can achieve more rapid commercialization by offering potential partners expanded patent protection through use of our active transdermal patch delivery platform and provide a low-cost point of entry for us into this market.

      The treatment of migraine requires rapid onset of medication. A class of compounds known as "triptans" is currently considered the best treatment. We believe a significant market opportunity exists to improve the efficacy of triptan therapy for migraines by changing the method by which triptans are administered. Taken orally, triptans often fail to deliver sufficient quantities of medication in the short time frame required to optimally treat migraine onset. Further, they often fail to prevent the second episode, known as recurrence, that many migraine patients suffer within 12 to 18 hours after a first attack. We have demonstrated in a Phase I study our proprietary active transdermal delivery technology can be used to provide controlled delivery of zolmitriptan, a leading migraine medication, in humans. Our intent is to complete the necessary trials and obtain FDA approval to launch zolmitriptan in a Smart Patch, about the time it loses patent protection.

      Our active patch technology can be pre-programmed for rapid delivery -- as little as 15 minutes to achieve therapeutic levels -- followed by a sustained maintenance dose that may prevent recurrence. If our Smart Patch is applied in this area, this customizable drug delivery could offer tremendous advantages in the treatment of migraine, and could improve patient satisfaction and patient compliance. This method of delivery represents a unique and significantly improved therapy and we believe it could be a potentially effective way of treating migraine headaches and preventing recurring migraine headaches.

PAIN MANAGEMENT

      Another key area of potential partnership with pharmaceutical companies we are pursuing is in pain management, specifically, the non-steroidal anti-inflammatory drug ("NSAID") sector, which falls in line with our strategy of pursuing high probability, low risk opportunities leading to better patient care. The NSAID market is potentially worth $6 billion. The recent withdrawal of COX-2 Inhibitor products because of safety issues has led to a 49 percent decline, or a $3 billion immediate market opportunity.

      NSAIDs have made a dramatic contribution to pain management, but their extensive use has also documented a problematic safety profile, due to gastrointestinal ("GI") side effects associated with extended use or over dosing of the drugs. In the United States alone, more than 200,000 hospitalizations are attributed to NSAID use, and more than 16,000 deaths a year are attributed to NSAID use. We believe there is market opportunity for a drug delivery system minimizing the GI side affects associated with oral NSAIDs.

      Our active delivery system bypasses the gastrointestinal tract minimizing the GI side effects associated with oral NSAIDs, and circumvents a major disadvantage of these commonly used medications. We believe that if our Smart Patch technology is applied to NSAIDs, the controlled drug delivery profile from our active patch could also curtail overdosing of the drugs.

      We expect to conduct clinical trials of our proprietary transdermal system for the delivery of NSAIDs in 2007.

INFERTILITY PRODUCT

      Lastly, Vyteris has partnered with Ferring Pharmaceuticals, Inc., or Ferring, for the development of an innovative product to treat infertility. The product under development mimics the body's natural rhythms, a characteristic important in the delivery of therapeutics for the treatment of infertility. To be effective, medication must be delivered in multiple daily doses for up to 21 days during a woman's 28-day cycle. Many patients currently need to undergo multiple injection-based protocols for ovulation induction. The product being co-developed by Vyteris and Ferring makes it possible to administer the peptide without needles, and is being designed to deliver multiple transdermal pulses automatically, around the clock, in a painless, convenient and cost-effective manner.

      Furthermore, the use of an active patch to deliver peptides would constitute a major scientific breakthrough in the biotech and biopharma sectors. Virtually all new biotech drugs being developed are peptide molecules, and -- up to this point -- require injections.

      The principal terms of our development and marketing agreement and a supply agreement with Ferring agreement is as follows:

            o We are responsible for all product development activities. Product development activities include all activities associated with the design, engineering and laboratory testing of the physical product and its manufacturing processes, including hardware, software, materials, components, specifications, procedures and manufacturing equipment;

            o Ferring is obligated to reimburse us for 50 percent of our product development costs, provided such costs do not exceed 110 percent of the amount budgeted;

            o     Ferring is responsible for all regulatory filings;

            o Ferring is responsible for the conduct of, and cost of, clinical trials. Clinical trials include experimental testing of the product on humans in a clinical environment according to FDA guidelines to demonstrate safety and efficacy and ultimately gain FDA approval. This includes all activities associated with design of the experimental trials, selecting the test centers, personnel costs associated with carrying out the trials, acquisition and analysis of data from the trials, and presentation or publication of the data in a format suitable for submission to the FDA; and

            o     Ferring  is  obligated  to  pay  up to  $9.0  million  on  the occurrence of certain events during the term of the agreements. Through December 31, 2006, Ferring has made $0.5 million of such milestone payments to us.

      On June 2, 2005, Ferring submitted an investigational new drug ("IND") application to the FDA in preparation for the initiation of clinical trials on a new transdermal product to treat female infertility. Clearance from the FDA was received on July 2, 2005 and Ferring initiated clinical studies on July 18, 2005. Upon Ferring's submission of the IND to the FDA, we received a $0.3 million milestone payment from Ferring, which revenue recognition was deferred and will be recognized over the life of the development and marketing agreement. During 2006, 2005 and 2004, we recognized revenue of $2.2 million, $1.4 million and $0.1 million, respectively, from the Ferring agreement.

Other

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

      Other than the electronic controller-related instances mentioned above, it is our understanding that hospitals are reporting generally acceptable performance of the LidoSite product. There were reports in 2005, by a few hospitals, of non-serious skin reactions consistent with those experienced during our clinical trials. Such reports of skin reactions include incidences of burns, which upon investigation, we believe are due to mishandling of the patch during use and not manufacturing defects. These types of burns are not serious and are a known and expected side effect if LidoSite is not used according to the instruction for use contained within the package insert. To minimize any incidence of skin reactions in the future, Vyteris and B. Braun implemented a field sales training program specifically designed to improve the education of the sales force and user on the handling of the LidoSite patch in the field and, thereby, guarding against the possibility of adverse events in the future.

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

      LICENSING REVENUE. Vyteris Holdings uses revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force, EITF, Issue 00-21 Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where the Company has an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized into license fees in the statement of operations over the term of the performance obligation.

ALLOWANCE FOR EXCESS AND OBSOLETE INVENTORY.

      We assess the valuation of our inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory. The key factors in our inventory review process are contractual terms with B. Braun, our historical experience for raw materials and fabricated patch product meeting our specification acceptance criteria. The failure to meet specifications renders raw materials unusable in our patch fabrication process and for fabricated patches renders such patches not available for sale. The allowance for excess and obsolete inventory was $0.8 million at December 31, 2006. Increases in the allowance for excess and obsolete inventory result in a corresponding expense to cost of sales.

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

STOCK-BASED COMPENSATION.

      On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statements of operations.

      The Company adopted SFAS No. 123R using the modified prospective method as of January 1, 2006. The Company's consolidated financial statements as of and year ended December 31, 2006 reflect the impact of adopting SFAS No. 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. See Note 15 "Stock Compensation Plans" for further details.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

      In February 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS 155") which is effective for fiscal years beginning after September 15, 2006. SFAS 155 was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. We believe that SFAS 155 will not have a significant impact on the determination or reporting of our financial position or results of operations.

      In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156") which is effective for fiscal years beginning after September 15, 2006. SFAS 156 was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We believe that the new statement will not have a significant impact on the determination or reporting of our financial position or results of operations.

      In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), effective for fiscal years beginning after December 15, 2006. FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately. A tax benefit will be recognized only if it meets a "more-likely-than-not" recognition threshold. For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. Tax positions that previously failed to meet this "more-likely-than-not" recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Management does not expect the adoption of this interpretation to have a significant impact on Vyteris' financial position or results of operations.

      On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective as of January 1, 2008. We believe that the new statement will not have a significant impact on the determination or reporting of our financial position or results of operations.

      On September 29, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefits Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. SFAS 158 is effective as of December 31, 2006. We believe that the new statement will not have a significant impact on the determination or reporting of our financial position or results of operations.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We believe that the new statement will not have a significant impact on the determination or reporting of our financial position or results of operations.

CONSOLIDATED RESULTS OF OPERATIONS

      The following table sets forth the percentage increases or decreases in certain line items on our consolidated statement of operations for the years ended December 31, 2006 and 2005.

                                                      YEARS ENDED DECEMBER 31,
                                                      ------------------------
                                                   2006 VS. 2005   2005 VS. 2004
                                                   -------------   -------------

Revenues........................................        11.5%           811.6%
Cost of sales (1)...............................      (92.9)%               --
Research and development expense................       (9.4)%          (22.1)%
General and administrative expense..............        35.8%            40.6%
Impairment on fixed assets (1)..................      (91.0)%               --
Registration rights penalty (1).................      (83.9)%               --
Interest expense, net...........................       (9.0)%          (21.9)%
Net loss........................................      (19.8)%            11.9%

(1)   No comparable amounts in the year ended December 31, 2004

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2006 AND 2005

REVENUES

      Our revenues for the years ended December 31, 2006 and 2005 were derived from reimbursement of development costs and related milestones under the development and marketing agreement with Ferring, research feasibility studies for pharmaceutical companies and the sale of the LidoSite product under the B. Braun Agreement. Total revenues were $2.5 million in 2006 compared to $2.2 million in 2005, an increase of 11.5% or $0.3 million. Our revenues in 2006 were principally comprised of $2.2 million under the development and marketing agreement with Ferring and approximately $0.2 million of demonstration units and LidoSite product sales to B. Braun and other revenues. Our revenues in 2005 revenues were principally comprised of product sales of $0.3 million under the
B. Braun Agreement, $1.4 million under the development and marketing agreement with Ferring and $0.4 million from a feasibility study for a pharmaceutical company.

      Revenues from the development and marketing agreement with Ferring were $2.2 million in 2006, compared to $1.4 million for the comparable period in 2005, an increase of 59.3% or $0.8 million. This increase is primarily attributable to additional research and development resources dedicated to this agreement during 2006. Revenues from product sales to B. Braun were approximately $0.1 million in 2006, compared to $0.3 million for the comparable period in 2005, a decrease of 77.8% or $0.2 million. This decrease is primarily attributable to B. Braun's decision not to expand its sales efforts beyond the initial group of hospitals who had been ordering or trialing our LidoSite products. At this time, B. Braun has not provided us with a quarterly purchase orders and a related rolling forecast for the prospective calendar quarters.

COST OF SALES

      Cost of sales were $0.2 million and $3.4 million for the years ended December 31, 2006 and 2005, respectively, a decrease of $3.2 million, or 92.9%. During 2006, we recorded in cost of sales a valuation allowance of $0.2 million for excess and obsolete inventory. During 2005, we recorded total inventory reserves of $2.5 million consisting of a valuation allowance of $1.6 million for excess and obsolete inventory and $0.9 million of lower of cost or market adjustment. The key factors in our inventory review process are the contractual terms with B. Braun, the anticipated demand for the product and the historical rates for raw materials and fabricated patch product meeting specification acceptance criteria. We did not manufacture our LidoSite product during 2006 as we had enough products in inventory to satisfy anticipated demand through the first half of 2007.

RESEARCH AND DEVELOPMENT EXPENSES

      Research and development expenses were $8.1 million in 2006 compared to $8.9 million for 2005, a decrease of 9.4% or $0.8 million. Research and development expenses primarily consist of product development activities in connection with the development and marketing agreement with Ferring and development activities for our LidoSite product. Research and development expenses in 2006, also include a non-cash charge of $0.3 million relating to the adoption of SFAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense. Research and development expenses in 2005 included a design review of the controller and the process of making mechanical changes to the connector of the LidoSite controller.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses totaled $7.8 million in 2006 compared to $5.7 million in 2005, an increase of 35.8% or $2.0 million. The reductions in general and administrative costs associated with headcount reductions announced on January 31, 2006 of 21 employees or approximately 32% of the workforce was partially offset by the non-cash charge of $0.6 million relating to the adoption of SFAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense. In addition, we increased spending on sales and marketing activities in 2006 by approximately $0.9 million to enter into arrangements with large pharmaceutical companies that presently sell directly to office-based physicians, especially rheumatologists, orthopedic surgeons, pediatricians, dermatologists and internal medicine practitioners.

IMPAIRMENT ON FIXED ASSETS

      During 2005 we suspended, indefinitely, our plan to complete the purchase, installation and validation of a second manufacturing line and have therefore deemed the asset impaired. Since this manufacturing line was custom built for us there is no resale value, we have, therefore, recorded $0.2 million and $2.1 million, as an impairment loss for the years ended December 31, 2006 and 2005, respectively.

REGISTRATION RIGHTS PENALTY

      The provision for the registration rights penalty recorded for years ended December 31, 2006 and 2005 amounted to $0.3 million and $1.6 million, respectively. In connection with certain of our private placement financing transactions, we filed a registration statement with the SEC relating to the resale of shares of our common stock. Since that registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay a registration rights penalty to certain stockholders. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition and ability to remain in business. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. Interest expense, included in registration rights penalty in the accompanying consolidated statements of operations, was approximately $0.3 million and $0.2 million for the years ended December 31, 2006 and 2005, respectively.

INTEREST (INCOME) EXPENSE, NET

      Interest (income) expense, net, was $5.4 million in 2006 compared to $6.0 million in 2005, a decrease of 9.0%, or $0.5 million. This decrease of $0.5 million is principally attributable to non-cash interest expenses. Non-cash interest expense totaled $3.4 million for 2006 as compared to $5.0 million for the comparable period in 2005. Coupon and other interest expense totaled $2.1 million in 2006 as compared to $1.0 million for 2005. Interest income, included in interest expense, net, was $0.1 million in both 2006 and 2005.

      During years ended December 31, 2006 and 2005, interest expense consists of the following:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                            2006         2005
                                                            ----         ----
Non-cash interest expense:
  Warrant amortization ...............................   $1,560,720   $  765,654
  Offering costs amortization ........................    1,251,927      169,162
  Warrants issued for Working Capital Facility
    extension ........................................      591,800      133,650
  Beneficial conversion feature ......................       12,050    2,964,510
  Amortization of fair value of common stock issued,
    Working Capital Facility .........................           --      956,250
                                                         ----------   ----------
Total non-cash interest expense ......................    3,416,497    4,989,226
Coupon and other interest ............................    1,494,000      441,309
Interest on Series B convertible redeemable
  preferred stock ....................................      600,000      600,000
                                                         ----------   ----------
  Total interest expense .............................   $5,510,497   $6,030,535
                                                         ==========   ==========

LOSS ON EXTINGUISHMENT OF DEBT

      As a result of the closing of the November 2006 Financings, certain anti-dilution provisions in the senior secured convertible debt issued in the August Financing were triggered, whereby the conversion price of the debt, and the exercise price and the number of shares pertaining to the warrants were adjusted to reflect the purchase price agreed to with the investors in the November 2006 Financings. Pursuant to EITF 06-6, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments," we calculated a revised debt discount related to the change in the warrants and beneficial conversion feature and evaluated the change in the debt discount resulting from the trigger of the anti-dilution agreement. As a result, we concluded that the revised debt discount was equal to the then outstanding debt and a debt modification had occurred. Further, in conjunction with this transaction, in December 2006, we settled approximately $9.0 million of outstanding debt before revised unamortized debt discount. As a result of this modification and settlement, we charged the related unamortized debt discount to the consolidated statement of operations, which resulted in a net loss on debt extinguishment of approximately $0.4 million.

REVALUATION OF WARRANT LIABILITY

      In connection with the November and December 2006 Financings, we determined that approximately 11.2 million shares reserved for issuance under the warrants were in excess of authorized shares on a fully diluted basis (the "excess warrants"). As a result, we plan to amend our certificate of incorporation in 2007 to permit the exercise of the excess warrants. Until such time that the certificate of incorporation is amended, we have followed the guidance of Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," and have classified these excess warrants of approximately $9.0 million as liabilities in the consolidated balance sheets, using a Black-Scholes model, and have recorded a loss from revaluation of warrants issued in excess of authorized shares of approximately $0.8 million, in the consolidated statements of operations, representing the change in fair value of the warrant from the date of issuance to December 31, 2006. At such time that we complete the aforementioned amendment to our certificate of incorporation, such warrants will be reclassified from a liability to additional paid in capital at its then fair value.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2005 AND 2004

REVENUES

      Our revenues for the years ended December 31, 2005 and 2004 were derived from reimbursement of development costs and related milestones under the development and marketing agreement with Ferring, research feasibility studies for pharmaceutical companies and the sale of the LidoSite product under the B. Braun Agreement. Total revenues were $2.2 million in 2005 compared to $0.2 million in 2004, an increase of 811.6% or $2.0 million. Our 2005 revenues were comprised of $1.4 million under the development and marketing agreement with Ferring, $0.5 million from feasibility studies for other pharmaceutical companies and $0.3 million under B. Braun Agreement. Our 2004 revenues were principally comprised of $0.1 million under the development and marketing agreement with Ferring and $0.1 million from feasibility studies for other pharmaceutical companies. The increases realized during 2005 are primarily attributable to a full year of development activity under the development and marketing agreement with Ferring in 2005 as compared to less than two months of activity during 2004, to two large feasibility studies conducted during 2005 as compared to one small feasibility study during 2004 and the commencement of sales of the LidoSite product. We had minimal product sales during 2005 primarily due to B. Braun's determination that it would not expand the number of hospitals trialing our LidoSite product until we deliver to them our redesigned controllers.

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

INTEREST (INCOME) EXPENSE, NET

      Interest (income) expense, net, was $5.9 million in 2005, compared to $7.6 million in 2004, a decrease of 21.9%, or $1.7 million. This decrease of $1.7 million is principally attributable to non-cash interest expenses. Non-cash interest expense totaled $5.0 million for 2005 as compared to $6.6 million for the comparable period in 2004. Coupon and other interest expense totaled $1.0 million in 2005 as compared to $1.1 million for 2004. Interest income, included in interest expense, net, was $0.1 million in both 2005 and 2004.

      During year ended December 31, 2005 and 2004, interest expense consists of the following:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                            2005         2004
                                                            ----         ----
Non-cash interest expense:
  Warrant amortization ...............................   $  765,654   $1,856,104
  Offering costs amortization ........................      169,162    1,984,167
  Warrants issued for Working Capital Facility
    extension ........................................      133,650           --
  Beneficial conversion feature ......................    2,964,510    2,401,057
  Amortization of fair value of common stock issued,
    Working Capital Facility .........................      956,250      318,750
                                                         ----------   ----------
Total non-cash interest expense ......................    4,989,226    6,560,078

Coupon and other interest ............................      441,309      950,225
Interest on Series B convertible redeemable
  preferred stock ....................................      600,000      150,000
                                                         ----------   ----------
  Total interest expense .............................   $6,030,535   $7,660,303
                                                         ==========   ==========

LIQUIDITY AND CAPITAL RESOURCES

      The consolidated financial statements have been prepared assuming that we will continue as a going concern; however, at our current and planned rate of spending, we believe that our cash and cash equivalents of $2.2 million, as of December 31, 2006 are not sufficient to allow us to continue operations without additional funding. No assurance can be given that we will be successful in arranging the additional planned financing needed to continue the execution of our business plan, which includes the development of new products. In addition, there are notes that mature in the very near term of which there is uncertainty as to our ability to refinance or repay as they mature. Failure to obtain such financing may require management to substantially curtail operations, which may result in a material adverse effect on our financial position and results of operations. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern.

CASH FLOWS FROM OPERATING ACTIVITIES

      For the year ended December 31, 2006 we used $9.3 million of net cash in operating activities, as compared to using $14.1 million of net cash in operating  activities  during 2005, a decrease of $4.8  million,  or 34.3%.  The principal factors in both years were our net loss and non-cash items. During 2006, we had a net loss of $20.3 million partially offset by $5.2 million of non-cash items and $5.7 million of other items resulting in net cash used in operating activities of $9.3 million. During 2005 we had a net loss of $25.3 million partially offset by $9.4 million of non-cash items and $1.8 million of other items resulting in net cash used in operating activities of $14.1 million. Non-cash items for 2006 include non-cash interest of $3.4 million, loss from revaluation of warrants of $0.8 million, loss on extinguishment of debt of $0.4 million, depreciation and amortization of $0.6 million and stock-based compensation of $0.9 million. Non-cash items for 2005 include non-cash interest of $5.0 million, loss on impairment of fixed assets of $2.1 million, registration rights penalty of $1.6 million, depreciation and amortization of $0.6 million and stock-based compensation of $0.1 million.

CASH FLOWS FROM INVESTING ACTIVITIES

      For the year ended December 31, 2006 our investing activities provided us with $0.9 million of net cash in investing activities, as compared to using $2.9 million of cash in investing activities during 2005, an increase of $3.8 million, or 130.8%. During 2005, we placed $1.5 million of cash in a collateral account as a guarantee of interest payments on the $10.5 million of senior secured convertible debentures issued during 2005 and released $0.3 million from that account in interest payments during 2005 resulting in a net use of cash of $1.2 million. In addition, we issued to the landlord of our second facility a letter of credit secured by $0.4 million. During 2006, we released $1.1 million of restricted cash in interest payments and $0.1 million to the landlord of our second facility resulting in cash provided by investing activities. In August 2006, we entered into a five year lease agreement for our principal facility which houses our FDA approved manufacturing operations. As part of this agreement, we issued a security deposit to the landlord in the amount of $0.2 million. The decrease in capital expenditures in the year ended

December 31, 2006 was primarily due to the delay in capital improvements to prepare our new facility for production.

CASH FLOWS FROM FINANCING ACTIVITIES

      For the year ended December 31, 2006 our financing activities provided us with $9.7 million of net cash, as compared to $11.4 million of net cash during 2005, a decrease of $1.7 million or 14.7%. During 2006 we received proceeds of $8.4 million from the issuance of unsecured promissory notes to STSG, we received $9.8 million from the issuance of common stock and warrants in private placements and we received net proceeds of $0.5 million from the issuance of senior secured debentures in December 2006. These increases were partially offset by a total of $9.1 million in principal payments to holders of our senior secured convertible debentures during 2006. In 2005, net proceeds received from financing activities was principally due to the issuance of $10.5 million of senior secured convertible debentures from which we received net proceeds of $9.1 million, after giving effect to $1.4 million in deal expenses and the borrowing of $2.5 million under our Working Capital Facility, partially offset by $0.3 million of disbursements related to the registration of common stock and warrants issued during 2004.

FINANCING HISTORY 2006 AND 2005

WORKING CAPITAL FACILITY

      In September 2004, STSG agreed to provide us (or, at its option, cause a related party to provide to us) with up to $5.0 million in working capital loans in the form of 11.5% secured demand promissory notes (the "Working Capital Facility"). The Working Capital Facility is secured by a lien on all of Vyteris Holdings' and its operating subsidiary's assets, which is subordinate to the lien on those assets held by the lenders in our August Financing transaction. The Working Capital Facility expired on September 30, 2005. As of December 31, 2006 and 2005, $2.5 million was outstanding under this facility.

      As of September 30, 2005, we did not have adequate accounts receivable and inventory to collateralize amounts drawn under the Working Capital Facility. The indebtedness under the Working Capital Facility matured on November 15, 2005 under its original terms. In light of this collateral coverage deficiency and the maturity of the indebtedness under the Working Capital Facility, we negotiated with STSG a waiver of all applicable covenant defaults and an extension of the maturity date. STSG and Vyteris have agreed to the following:
(a) the note holders will waive all covenant defaults resulting from inadequate collateral coverage until April 1, 2007, (b) the maturity dates under the Working Capital Facility will be deferred until April 1, 2007 and (c) on a monthly basis until November 30, 2007, we will issue to the note holders warrants to purchase 110,000 shares of our common stock at an exercise price of $2.40 per share, in lieu of interest. The Company is in the process of negotiating an extension of the terms of the Working Capital Facility beyond April 1, 2007. There can be no assurances that we can consummate these extensions/amendments, and further we do not know if these noteholders will asseret any remedies if we default on the payment terms of the note. These financials do not include any impact of considering these debt instruments in default.

AUGUST FINANCING

      During 2005 we issued senior secured convertible debentures with a maturity date of August 31, 2008, which initially had an interest rate of 8% per annum, with an aggregate principal amount of $10.5 million and warrants to purchase shares of our common stock. $10.0 million of the $10.5 million was issued on August 19, 2005 and was initially convertible into shares our common stock at $2.40 per common share. The remainder, $0.5 million, was issued on December 23, 2005 and was initially convertible into shares of our common stock at $1.56 per common share. We refer to this transaction as the August Financing. The aggregate principal amount of senior secured convertible debentures issued in the August Financing included $1.5 million that was loaned to us by Qubit Holdings LLC, or Qubit, an entity owned by certain trusts established for the benefit of the children of our controlling stockholder, Kevin Kimberlin.

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

      During 2006, we made principal repayments totaling $9.0 million, to the debt holders and a holder of the senior secured convertible debenture elected to convert $0.5 million of principal into 1,900,000 shares of our common stock at a conversion price of $0.25, in accordance with the anti-dilution provision. In connection with the settlement of debt, the note holders exercised 1,170,000 of their warrants on a cashless basis for which we issued an aggregate of 936,000 shares of common stock, and they surrendered to us the remainder of their 20,429,988 warrants associated with the debt. At December 31, 2006, the remaining outstanding balance of the senior secured convertible debenture was approximately $1.0 million held by Qubit. In connection with the outstanding senior secured convertible debentures, at December 31, 2006 there are warrants exercisable for 3,601,993 shares of common stock at an exercise price of $0.25.

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

2006 PROMISSORY NOTES

      During 2006, STSG provided us with a total of $8.1 million in loans in the form of Subordinated Convertible Unsecured Promissory Notes (the "2006 Promissory Notes"). The 2006 Promissory Notes: (i) mature on December 1, 2008;
(ii) bear interest at a rate equal to 10% per annum payable in cash on a semi-annual basis; (iii) are convertible into shares of common stock at a conversion price of $2.40 per share; (iv) are convertible into our next private financing of equity or debt securities and (v) have piggy-back registration rights. As an inducement to STSG to make these loans we entered into a letter agreement with STSG pursuant to which we agreed to use our best efforts to take all necessary and appropriate action to amend our articles of incorporation to reduce the conversion price of its series B convertible preferred stock (of which STSG is the principal holder) from $7.16 per share to $1.00 under certain conditions. This reduction has not yet taken place.

      As an inducement to STSG to purchase the August 30, 2006 Subordinated Convertible Unsecured Promissory Note, we agreed to amend the prior 2006 Promissory Notes to conform the conversion provision of the notes to conversion at the option of the holder, rather than automatic conversion, in a "Qualified Financing," as defined. On December 11, 2006, STSG elected to convert $3.0 million of these notes into 4.0 million shares of common stock, par value $0.001 per share of our common stock, at a conversion price of $0.75 per share, in connection with the December 2006 Financing (a "Qualified Financing").

2006 PRIVATE PLACEMENTS

      In the beginning of the fourth quarter of 2006, we raised gross proceeds of $5.75 million pursuant to the sale to investors of a total of (i) 23,000,000 shares of common stock and (ii) 11,500,000 warrants, each of which may be exercised for two years from the date of issuance to purchase one share of common stock for $0.45 per share (the "November 2006 Financing"). These securities were offered in units of two shares of common stock and one warrant at a purchase price of $0.50 per unit (the "Unit"). The warrants are callable by us when the bid price of the common stock trades at or above $1.00 per share for twenty consecutive trading days. These securities were issued in a private placement exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of that act. In connection with the agreement, we will use our best efforts to register the shares sold and the shares underlying the warrants with the SEC, however, no penalties are required in the event we do not register the shares. Net proceeds were $5.1 million, with finders fees and other legal costs $0.6 million recorded as a reduction of equity as a cost of the transaction.

      At the end of the fourth quarter of 2006, we sold an additional $5.3 million of common stock at $0.75 per share for a total of 7,053,638 million shares (the "December 2006 Financing"). Net proceeds were $4.7 million, with finders fees and other legal costs of $0.6 million recorded as a reduction of equity as a cost of the transaction.

      In connection with the November 2006 Financing, the Company paid finders fees to Wolverine International Holdings Ltd. ("Wolverine") and to Spencer Trask Ventures, Inc. ("STVI") a related-person of STSG, a principal stockholder of Vyteris, in the amount of $0.5 million and $0.1 million, respectively, representing 10% of the gross proceeds raised. In addition, we issued to Wolverine and STVI warrants to purchase up to 950,000 and 200,000 Units, respectively, representing 10% of the Units issued to investors. Each warrant may be exercised for two years from the date of issuance to purchase an additional share of common stock for $0.45 per share and two shares of common stock. The registration rights agreement described above also will cover the resale of the common stock and the amount of common shares underlying the warrants issued to Wolverine and STVI pursuant to their agreements with the Company.

      In connection with the December 2006 Financing, we paid finders fees to Wolverine and STVI of $0.3 million each, representing 10% of the gross proceeds raised. In addition, we issued to Wolverine and STVI warrants to purchase up to 341,300 and 364,064 shares of our common stock, respectively, representing 10% of the common stock issued to investors. Each warrant may be exercised for five years from the date of issuance to purchase an additional share of common stock for $0.75 per share. The registration rights agreement described above also will cover the resale of the common stock and the warrants to be issued to Wolverine and STVI pursuant to their agreements with us.

DECEMBER 2006 SENIOR SECURED CONVERTIBLE PROMISSORY NOTE

      On December 11, 2006, we issued a senior  secured  convertible  promissory note in the principal amount of $0.5 million to Allen Capital Partners. This promissory note accrues interest at a rate of 6% per annum and is payable on or before December 10, 2008. The holder of the promissory note may elect to convert the promissory note at any time into shares of our common stock at a conversion price of $0.25 per share. The promissory note is secured by our assets on a pari passu basis with the senior secured convertible debentures, and is guaranteed by our wholly-owned subsidiary, Vyteris, Inc.

CASH POSITION

      As of December 31, 2006, we had a cash balance of $2.2 million and negative working capital of $17.5 million as compared with a cash balance of $0.8 million and negative working capital of $6.3 million at December 31, 2005.

      During 2005, we financed our operations through two financings; a $2.5 million loan in connection with a Working Capital Facility and the sale of $10.5 million aggregate principal amount of senior secured convertible debentures. During 2006, we financed our operations with a $0.3 million loan in the form of 10.0% Subordinated Convertible Unsecured Promissory Note, $8.1 million of Promissory Notes from STSG, private placements which raised a total of $11.1 million through the sale of shares of common stock and warrants and the sale of $0.5 million of senior secured debentures. Subsequent financings are required to fund our operations. In addition, there are notes that mature in the very near term of which there is uncertainty as to our ability to refinance or repay as they mature. No assurance can be given that the Company will be successful in arranging the further financing needed to continue the execution of its business plan, which includes the development of new products. Failure to obtain such financing will require management to substantially curtail our operations, which will result in a material adverse effect on our financial position and results of operations.

      Although the SEC extended the compliance deadline with respect to Section 404 of the Sarbanes-Oxley Act of 2002 for non-accelerated filers like the Company to its first fiscal year ending on or after July 15, 2007, we are continuing to finalize our plan for compliance. We expect that the internal and external costs of complying with the Sarbanes-Oxley Act of 2002, in particular
Section 404, will be substantial in 2007.

      We expect to devote substantial resources to scale-up the manufacturing process for our LidoSite product, to expand our manufacturing capacity for LidoSite and to continue the development of our infertility product. Our funding requirements will depend on numerous factors, including the following:

            o     manufacturing costs of LidoSite;

            o LidoSite sales which commenced in the first quarter of 2005 and are being currently re-introduced into the market place;

            o     the  time  and  costs   required   for  us  to  scale-up   our
                  manufacturing process;

            o our ability to enter into marketing partnerships for our transdermal drug delivery system, marketed by B. Braun as LidoSite, for the U.S. physicians' office and Japanese markets and our ability to commence commercial distribution into such markets.

            o our ability to enter into development partnerships with pharmaceutical companies;

            o the results of development activities on our planned new products; and

            o     the  cost   involved  in   preparing,   filing,   prosecuting,
                  defending, maintaining and enforcing patent claims and other patent related costs.

      On November 12, 2004 we filed a registration statement with the SEC relating to the resale of shares of our common stock. Since that registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continued, an amount equal to 2% of such purchase price, until we have cured the delay, with an overall cap on such liquidated damages of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. Interest expense, included in registration rights penalty in the accompanying consolidated statements of operations, was approximately $0.3 and $0.2 million for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, we accrued approximately $1.9 million for this penalty.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

      Our contractual obligations and commitments include obligations associated with capital and operating leases, manufacturing equipment, and employee agreements as set forth in the table below:

                                                                    PAYMENTS DUE BY PERIOD AS OF DECEMBER 31, 2006
                                                                    ----------------------------------------------
                                                                    LESS THAN                                             MORE THAN
                                                    TOTAL             1 YEAR          1-3 YEARS         3-5 YEARS          5 YEARS
                                                    -----             ------          ---------         ---------          -------
Operating lease obligations ..............       $ 4,089,021       $   568,814       $ 1,181,911       $ 1,134,081       $ 1,204,215
Continuous motion patch machine ..........           166,264           166,264                --                --                --
Capital lease obligations ................            52,167            29,745            22,422                --                --
Insurance financings .....................           106,301           106,301                --                --                --
Debt obligations .........................         9,264,338         2,928,271         6,336,067                --                --
Advisory agreement .......................           640,000           160,000           360,000           120,000                --
                                                 -----------       -----------       -----------       -----------       -----------
Total ....................................       $14,318,091       $ 3,959,395       $ 7,900,400       $ 1,254,081       $ 1,204,215
                                                 ===========       ===========       ===========       ===========       ===========

      Effective as of September 28, 2004, upon cancellation of all outstanding shares of Vyteris Series A convertible preferred stock, the holders of Vyteris Holdings Series B convertible redeemable preferred stock were entitled to receive an annual cash dividend of 8% of the then applicable redemption price, as defined, out of funds legally available, payable quarterly. The dividends with respect to Vyteris Holdings Series B convertible redeemable preferred stock are cumulative (from the time that the Vyteris Series A convertible redeemable preferred stock was retired), whether or not earned or declared and shall be paid quarterly in arrears. All of the outstanding shares of Vyteris Series A convertible redeemable preferred stock were cancelled on September 28, 2004. We accrued interest on the Vyteris Holdings Series B convertible redeemable preferred stock of $0.15 million in each of the four quarters of 2006 and 2005. We expect to accrue interest of $0.6 million per year until redemption begins.

      We are required to pay Becton Dickinson a royalty in respect of sales of each iontophoresis product stemming from intellectual property received by us from Becton Dickinson as part of our formation. For each such product, on a country-by-country basis, that obligation continues for the later of 10 years after the date of the first commercial sale of such product in a country and the date of the original expiration of the last-to-expire patent related to such product granted in such country. The royalty, which is to be calculated semi-annually, will be equal to the greater of 5% of all direct revenues, as defined below, or 20% of all royalty revenues, with respect to the worldwide sales on a product-by-product basis. No royalties were to be earned by Becton Dickinson prior to November 10, 2005.

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

      Commencing on March 1, 2006 and continuing for one year thereafter, we were required to redeem on a quarterly basis an amount of Vyteris Holdings Series B convertible redeemable preferred stock equal to 5% of the gross profits derived from the sale of LidoSite. During the following years, we will be required to redeem (on a quarterly basis) an amount of Vyteris Holdings Series B convertible redeemable preferred stock equal to 10% of the gross profits derived from the sale of LidoSite. The redemption price of the Vyteris Holdings Series B convertible redeemable preferred stock is $1.00 per share (adjusted for splits, etc.) plus any accrued but unpaid dividends. No such redemptions have been required to date.

SUBSEQUENT EVENTS

      On February 23, 2007, we entered into a nonbinding written letter of intent (the "Letter of Intent"), titled the "Spencer Trask Ventures, Inc. Proposal for the Acquisition of Lehigh Valley Technologies, Inc. by Vyteris Holdings (Nevada), Inc.," with respect to the potential acquisition by us of privately-held Lehigh Valley Technologies, Inc., ("LVT").

      Subject to conditions contained in the Letter of Intent, including, without limitation, approval of the transaction described in the Letter of Intent (the "Transaction") by our board of directors and stockholders, the absence of an injunction or order by any governmental authority prohibiting the Transaction, due diligence, the execution and delivery of definitive agreements with respect to the Transaction (including, without limitation, an acquisition agreement and an employment agreement with LVT's chief executive officer, Jeffrey M. Moshal, an audit of LVT's 2006, 2005 and 2004 financial statements, and other customary closing conditions, we, through a to-be-formed wholly owned subsidiary, would acquire 100% of the capital stock of LVT, and the shareholders of LVT, in the aggregate, would receive $13.0 million in cash and $3.0 million in principal amount of 6% secured convertible notes ("Secured Notes"). LVT would be required to reduce any outstanding debt to approximately $0.7 million and have a working capital balance of no less than zero at closing. We would be obligated to promptly register the shares of our common stock into which the Secured Notes would be convertible. In order to consummate the Transaction, we will need to obtain financing for the entire amount of the cash purchase price.

      In the first quarter of 2007, STVI sold an additional $0.4 million of common stock at $0.75 per share for a total of 494,000 shares of common stock under the December 2006 Financing (see Note 10). Net proceeds were $0.3 million, with finders fees and other legal costs of $0.04 million recorded as a reduction of equity as a cost of the transaction. Wolverine sold an additional $6.4 million of common stock at $0.75 per share for a total of 8,493,334 shares of common stock under the December 2006 Financing (see Note 10). Net proceeds were $5.7 million, with finders fees and other legal costs of $0.6 million recorded as a reduction of equity as a cost of the transaction.

      On March 12, 2007, the Company borrowed from Donald F. Farley, Chairman of the Board of Directors of the Company, $200,000 at an interest rate of 10% per annum, plus reimbursement to Mr. Farley for his closing costs. The Company repaid this loan in full on March 28, 2007.

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

RISKS RELATED TO OUR BUSINESS

WE ARE EXPERIENCING A SEVERE CASH SHORTAGE AND WITHOUT SUFFICIENT FINANCING WE WILL BE REQUIRED TO CEASE OPERATIONS.

      As of December 31, 2006, our cash and cash equivalents amounted to approximately $2.2 million. Without any substantial revenues, we have been dependent upon borrowings and equity financings to remain in business. If we do not raise capital immediately, we will be required to discontinue or substantially modify our business. These factors raise substantial doubt about our ability to continue as a going concern.

      In addition, pursuant to an extension, we are obligated to repay to STSG on April 1, 2007, the principal balance and accrued interest on the Working Capital Facility provided by STSG (approximately $2.5 million). The Company is in the process of negotiating an extension of the terms of the Working Capital Facility beyond April 1, 2007. Unless the Company obtains another extension of maturity date, the Company will be in default under its Working Capital Facility, which default may trigger default of other indebtedness based on cross-default provisions contained in other debt instruments, including the instruments that govern our senior secured convertible debentures.

WE HAVE NEVER BEEN PROFITABLE, WE MAY NEVER BE PROFITABLE, AND, IF WE BECOME PROFITABLE, WE MAY BE UNABLE TO SUSTAIN PROFITABILITY.

      From November 2000 through December 31, 2006, we incurred cumulative net losses in excess of approximately $101.6 million. We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur significant losses for the foreseeable future.

WE ARE SUBJECT TO THE RESTRICTIVE COVENANTS OF THE COMPANY'S SENIOR DEBENTURES.

      We have agreed to several restrictive covenants, including, among others, restrictions on our ability to sell to, merge with, or purchase, another business, incur additional debt, grant liens on our assets, or buyback or redeem stock without consent, as part of our obligations to holders of the Company's Senior Debentures.

WE PLAN TO MAKE CAPITAL EXPENDITURES THAT MAY RESULT IN EXCESS MANUFACTURING CAPACITY.

      We intend to take delivery of equipment which has been manufactured to our specifications and is currently on the premises of the manufacturer in Europe. However, the demand for our LidoSite product currently is not sufficient to make efficient use of this equipment. When we take delivery of this equipment (anticipated to be in mid-2007), it will be necessary for us to incur substantial additional expenses to install the equipment and qualify the production space under FDA regulations and we may have excess manufacturing capacity.

WE RECEIVED AN UNSCHEDULED VISIT FROM THE FDA DURING DECEMBER 2005 AND RECEIVED A REPORT ON FORM 483 WHICH REQUIRED US TO SPEND SUBSTANTIAL TIME AND MONEY TO CORRECT DEFICIENCIES IDENTIFIED BY THE FDA.

      The FDA conducted a cGMP (current Good Manufacturing Practices) inspection of our facility and manufacturing process at our Fair Lawn, New Jersey location from late December 2005 to January 2006. As a result of the inspection, we received a report on Form 483. Thereafter, we responded to the FDA with a commitment to improve certain documentation, procedures and manufacturing processes. Implementing these improvements has required us to spend substantial time and money prior to the resumption of manufacturing our LidoSite product. We may be subject to additional inspections by the FDA. If we are required to take additional remedial measures, we may not have sufficient resources to complete the activities in the proscribed timeframes or at all. Such noncompliance could have severe consequences, including halting of manufacturing, distribution and sales, product recall or product seizure.

AN AGREEMENT THAT PROVIDED US WITH OUR PRINCIPAL SOURCE OF REVENUES DURING 2006 AND 2005 IS SUBJECT TO TERMINATION ON SHORT NOTICE.

      Our agreement with Ferring Pharmaceuticals, Inc., under which we are developing a drug delivery product for female infertility, enables Ferring to terminate our relationship on short notice. This agreement was our principal source of revenues during 2006 and 2005. Any reduction in our revenues will produce further need for capital infusions, which may not be available to us.

THE COMPANY HAS ADOPTED A NEW BUSINESS STRATEGY, WHICH IT MAY NOT BE ABLE TO ACCOMPLISH.

      Recently we announced the adoption of a new business strategy, and we will require significant additional financing to accomplish that strategy, which financing may not be available on acceptable terms, or at all. Further, our new plan requires that we be ready to resume manufacturing products in the second quarter of 2007. We will need to substantially ramp up our manufacturing capability, relationships with critical vendors, obtain additional regulatory approvals (including FDA approval of packaging and labeling changes), hire additional technical employees, and improve its know-how and processes, all of which may not be possible in that time frame or at all.

OUR NEW STRATEGY, WHEN IMPLEMENTED, MAY NOT BE SUFFICIENT TO ENABLE US TO OPERATE ON A SELF-SUSTAINING BASIS.

      There are several steps that we intend to take to turn-around our operational difficulties and to respond to the challenges that we face. We cannot assure you that we will be successful in implementing any or all of those plans or that, if implemented, such plans will be successful in enabling us to operate on a self-sufficient basis or on a basis that will enable us to attract additional capital.

EVEN IF WE ARE SUCCESSFUL IN IMPLEMENTING OUR NEW STRATEGY, WE WILL LIKELY REQUIRE ADDITIONAL CAPITAL AND CANNOT ASSURE YOU THAT WE WILL BE ABLE TO RAISE SUCH CAPITAL ON ACCEPTABLE TERMS, IF AT ALL.

      Our new strategy is designed to address problems that we have experienced. The new strategy, even if successful, provides no assurance that we will be able to attain profitability in the near term or medium term or ever. Accordingly, we expect that we will require additional capital in order to be able to reach profitable operations, although we cannot assure you that we will ever be profitable. Given the difficulties that we have experienced in the past, we cannot assure you that we will be successful in our capital raising efforts. It will be necessary for us to seek additional capital almost immediately. If we are unable to raise sufficient additional capital on acceptable terms in a timely fashion, we will be forced to restrict new product development and may be unable to continue our business operations. If we raise capital in the future and it involves equity, such a financing will almost certainly involve substantial dilution of outstanding equity. Any subsequent offerings may also require the creation or issuance of a class or series of stock that by its terms ranks senior to the common stock with respect to rights relating to dividends, voting and/or liquidation.

OUR 2006 AUDITED FINANCIAL STATEMENTS CONTAIN, AND OUR FUTURE AUDITED FINANCIAL STATEMENTS ARE LIKELY TO CONTAIN, AN EXPLANATORY PARAGRAPH EXPRESSING UNCERTAINTY REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN. THE INCLUSION OF THIS PARAGRAPH MAY MAKE IT MORE DIFFICULT FOR US TO RAISE ADDITIONAL CAPITAL ON ACCEPTABLE TERMS.

      The report of the independent registered public accounting firm relating to the audit of our consolidated financial statements for the year ended December 31, 2006 contains an explanatory paragraph expressing uncertainty regarding our ability to continue as a going concern because of our operating losses and our need for additional capital. Such explanatory paragraph could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any financing that we may obtain.

SINCE WE ARE A COMPANY WITH A LIMITED INDEPENDENT OPERATING HISTORY, IT IS DIFFICULT TO PREDICT OUR FUTURE GROWTH AND OPERATING RESULTS, THEREBY MAKING INVESTMENT DECISIONS DIFFICULT.

      Our limited operating history as an independent drug delivery business makes predicting our future growth and operating results difficult. Vyteris, Inc., now a subsidiary of Vyteris Holdings (Nevada), Inc., was incorporated in Delaware in 2000, although a substantial portion of its business was developed by Becton Dickinson from prior to 1990 until 2000.

AS A SMALL COMPANY WITH LIMITED FINANCIAL RESOURCES, WE HAVE NOT PROVEN THAT WE WILL BE CAPABLE TO MEET THE MANY CHALLENGES THAT WE FACE.

      You should consider the risks and uncertainties that a company with a limited independent existence faces in the rapidly evolving market for drug delivery technologies. In particular, you should consider that we have not proven that we will be able to:

            o raise significant additional capital in the public or private markets;

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

      To date, we have not generated material revenues from sales of our first drug delivery product, LidoSite. As is common in our industry, we have spent many years and substantial sums of money in developing LidoSite. To develop that product to the point where we are able to commence commercial sales, it has been necessary for us to prove our concepts, develop patent positions, engage in substantial clinical trials, develop appropriate manufacturing processes, obtain necessary regulatory approvals and establish a marketing and distribution agreement with B. Braun. Our initial product sales demonstrated that we needed to perform corrective work on the controller component of our LidoSite product. With all of this work effort and the attendant capital and operating expenditures, we still have not tested the market in a manner that can assure us or our investors that we will derive material revenues from LidoSite. If we are unable to derive material revenues from the sale of our LidoSite product, our liquidity will be materially and adversely impacted, we will require additional capital and we may find it more difficult to attract marketing partners for subsequent products that we may develop.

WE CANNOT BE CERTAIN OF THE PACE AT WHICH B. BRAUN WILL DELIVER OUR LIDOSITE PRODUCT TO THE HOSPITAL MARKET AND WHETHER SIGNIFICANT SALES WILL RESULT.

      Upon our test launch, a small sample of initial customers for LidoSite found, in certain instances, that the controllers in our LidoSite product did not perform. B. Braun has implemented a national hospital sales effort with our redesigned controllers and we do not know if significant sales will result.

WE CANNOT EXPECT THAT WE WILL BE ABLE TO DERIVE MATERIAL REVENUES FROM THE SALE OF PRODUCTS OTHER THAN LIDOSITE IN THE NEAR FUTURE.

      While we have commenced development of other products and believe that our technology can and should be pursued with respect to several applications that could result in commercially viable products, the process of developing drug delivery products to the point of commercial sales takes significant time and requires a substantial commitment of financial and other resources that may not be available to us for regulatory approval. We cannot assure investors that we will have the financial resources necessary to bring future products to market or that developments in our industry will not preclude us from expanding our product line beyond LidoSite. If we are unable to bring additional products to market, we will be forced to rely, at best, on a single source of revenue and the future success of our Company would be dependent entirely upon the continued demand for a single product. If we are forced to rely on a single product, our entire business would be at risk in the event that market or competitive conditions threatened the viability of that product, thereby increasing the risk of a dramatic decline in the market value of our capital stock.

WE MAY NOT BE ABLE TO OBTAIN FDA OR FOREIGN REGULATORY APPROVAL FOR OUR PRODUCTS IN A TIMELY MANNER, OR AT ALL, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO SELL AND MARKET OUR PRODUCTS.

      Drug formulations and related delivery systems that we may develop in the future cannot be sold in the United States until the FDA approves such products for medical use. Similar foreign regulatory approvals will be needed in order to sell any new drug formulations and related drug delivery systems, including our LidoSite product, outside of the U.S. We may not be able to obtain FDA or foreign regulatory approval for our products in a timely manner, or at all. Delays in obtaining FDA or foreign approvals for our products could result in substantial additional costs to us, and, therefore, could adversely affect our ability to compete with other drug delivery companies. If we do not obtain such approvals at all, our revenues may be insufficient to support continuing operations.

IF OUR LIDOSITE PRODUCT IS NOT COMMERCIALLY SUCCESSFUL, OUR BUSINESS, FINANCIAL CONDITION, OPERATING RESULTS AND FUTURE PROSPECTS WOULD LIKELY BE MATERIALLY ADVERSELY AFFECTED.

      Although we have other products in various stages of early development, our primary focus at this time is the manufacture, sale and marketing in the United States of our LidoSite product. Currently, our LidoSite product is our only product that could provide revenue for us. Our ability to achieve profitability or even sustain operations in the foreseeable future is principally dependent on the manufacture and sale of our LidoSite product.

WE RELY ON SINGLE SUPPLIERS FOR CERTAIN KEY MATERIALS AND COMPONENTS USED IN OUR LIDOSITE PRODUCT, WHICH MAKES US DEPENDENT ON PERSONS THAT WE CANNOT CONTROL.

      Certain raw materials and components used in the manufacture of our LidoSite product are available only from single suppliers. Some of those materials or components are custom-made for us and are the result of long periods of collaboration with our suppliers. The hydrogel that we use to hold lidocaine in the patch and the electrode subcomponents that we use to carry current through our lidocaine delivery system, for example, are both provided by single suppliers. Any curtailment of the availability of such raw materials or components could be accompanied by production or other delays and could result in a material loss of sales, with resulting adverse effects on our business and operating results. In addition, because raw material sources for pharmaceutical products must generally be approved by regulatory authorities, changes in raw material suppliers may result in production delays, higher raw material costs and loss of sales, customers and market share.

      The development or identification of alternative sources, or redesigning products, could be time-consuming and expensive. We cannot assure you that price increases or interruptions in the supply of raw materials and components will not occur in the future or that we will not have to seek alternate suppliers or obtain substitute raw materials or components, which may require additional product validations and regulatory approvals. Further, our suppliers could experience price increases or interruptions in the supply of materials from their suppliers, or could fail to meet our or governmental manufacturing standards.

      Any significant price increase, interruption of supply, our inability to secure an alternate source or our inability to qualify a substitute material could have a material adverse effect on our ability to manufacture our LidoSite product or maintain regulatory approval.

WE HAVE LIMITED EXPERIENCE IN MANUFACTURING DRUG DELIVERY SYSTEMS FOR COMMERCIAL RESALE AND MAY BE UNABLE TO MANUFACTURE OUR PRODUCTS FOR COMMERCIAL SALE ON A PROFITABLE OR RELIABLE BASIS.

      As an organization we have had limited experience in manufacturing drug delivery systems for sale. We must increase our production capabilities significantly beyond our present manufacturing capacity, which has been focused on producing small quantities of our LidoSite product, and incur significant capital expense in order to be able to produce our LidoSite product in commercial volumes in a cost effective manner. The equipment and machinery that we use to manufacture the drug and patches for our LidoSite product are expensive and custom-built, and have never been used in the large-scale production of pre-filled drug delivery patches.

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

      We may not be able to manufacture our LidoSite product, or any future products, in a manner that ensures that the systems provide reproducible dosages of stable formulations of drugs for sufficient periods after manufacture. If we cannot ensure that our products have sufficient post-production shelf-life, we may be unable to produce our products in sufficient quantities to develop an economical supply chain. Accordingly, we may not be able to manage our inventory successfully.

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

      In addition, the adoption of new pharmaceutical products is greatly influenced by health care providers and administrators, inclusion in hospital formularies, and reimbursement by third party payors. Because our existing and proposed drug delivery systems encompass both a device and a drug and may be used by many different departments within a hospital or health care facility, buying decisions in these settings require more departmental approvals than are required for either a stand-alone drug or a stand-alone device. As a result, it may be more difficult and more time consuming to achieve market penetration with our products. We cannot assure investors that health care providers and administrators, hospitals or third party payors will accept our products on a large scale or on a timely basis, if at all, or that we will be able to obtain approvals for additional indications and labeling for our products which facilitate or expand their market acceptance or use. In addition, unanticipated side effects, patient discomfort, defects or unfavorable publicity concerning any of our products, or any other product incorporating technology similar to that used by our products, could have a material adverse effect on our ability to commercialize our products or achieve market acceptance.

WE MAY BE UNABLE TO SECURE STRATEGIC PARTNERING RELATIONSHIPS, WHICH COULD LIMIT OUR ABILITY TO EFFECTIVELY MARKET, SELL OR DISTRIBUTE CERTAIN PRODUCTS.

      In order for us to develop, market, sell and distribute certain future products, we will be dependent on entering into satisfactory arrangements with strategic partners. We cannot assure investors that we will be able to negotiate such agreements on terms that are acceptable to us, or at all. In addition, we cannot assure any investor that any strategic partner will not also engage in independent development of competitive delivery technologies.

IF WE ARE UNABLE TO PROTECT OUR  PROPRIETARY  TECHNOLOGY  AND PRESERVE OUR TRADE
SECRETS,   WE  WILL  INCREASE  OUR  VULNERABILITY  TO  COMPETITORS  WHICH  COULD
MATERIALLY ADVERSELY IMPACT OUR ABILITY TO REMAIN IN BUSINESS.

      Our ability to commercialize successfully our LidoSite product and any other products that we develop will depend, in large measure, on our ability to protect those products and our technology with United States and foreign patents. We will also need to continue to preserve our trade secrets. The issuance  of a  patent  is  not  conclusive  as to  its  validity  or as to  the enforceable scope of the claims of the patent. The patent positions of pharmaceutical, biotechnology and drug delivery companies, including our Company, are uncertain and involve complex legal and factual issues.

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

      From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties in order to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially exploit such products may be inhibited or prevented. Additionally, we cannot assure investors that any of our products or technology will be patentable or that any future patents we obtain will give us an exclusive position in the subject matter claimed by those patents. Furthermore, we cannot assure investors that our pending patent applications will result in issued patents, that patent protection will be secured for any particular technology, or that our issued patents will be valid or enforceable or provide us with meaningful protection.

If we are required to engage in expensive and lengthy litigation to enforce our intellectual property rights, the costs of such litigation could be material to our results of operations, financial condition and liquidity and, if we are unsuccessful, the results of such litigation could materially adversely impact our entire business.

      We may find it necessary to initiate litigation to enforce our patent rights, to protect our trade secrets or know-how or to determine the scope and validity of the proprietary rights of others. We plan to aggressively defend our proprietary technology and any issued patents, if funding is available to do so. Litigation concerning patents, trademarks, copyrights and proprietary technologies can often be time-consuming and expensive and, as with litigation generally, the outcome is inherently uncertain.

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

IF WE DO NOT ACCURATELY  PREDICT DEMAND FOR OUR PRODUCTS WHEN DECIDING TO INVEST
IN  THE  DEVELOPMENT  OF  NEW  PRODUCTS,   WE  WILL  LIKELY  INCUR   SUBSTANTIAL
EXPENDITURES THAT WILL NOT BENEFIT OUR BUSINESS.

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

      In our drug delivery segment, which is focused on the process of actively delivering drugs through the skin, we are aware of several companies that are also developing or marketing products based on this process. We also face competition from companies that are currently testing or already marketing delivery systems or products for lidocaine or similar topical anesthetics. We face indirect competition from companies that are actively involved in the development and commercialization of modified drug delivery technologies, including oral, pulmonary, bucal, nasal and needle-less injections, as well as companies working on processes that passively deliver drugs through the skin. We also expect to compete with other drug delivery companies and technologies in the establishment of strategic partnering arrangements with large pharmaceutical companies to assist in the development or marketing of products. Competition is expected to intensify as more companies enter the field.

      Most of our competitors have substantially greater financial, technical, research and other resources, are more experienced in research and development, manufacturing, pre-clinical and clinical testing, and obtaining regulatory approvals, and are larger, more established and have more collaborative partners than we do. In addition, those other entities may offer broader product lines and have greater name recognition than we do. Those other entities may succeed in developing competing technologies and obtaining regulatory approvals and market share more rapidly than we can. Some of those companies have competing products that have already been approved by the FDA and foreign authorities, or are further along in development than is our LidoSite product. We cannot assure you that those competitors will not succeed in developing or marketing products that are more effective or more commercially acceptable than our lidocaine delivery system or any future product. We cannot assure you that we will have the financial resources, technical or management expertise or manufacturing and sales capability to compete in the future.

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

WE  MAY  NOT  BE  ABLE  TO  LICENSE  COMPLEMENTARY  DRUG  TECHNOLOGIES  OR  DRUG
REFORMULATIONS TO EXPAND OUR PRODUCT OFFERINGS, IN WHICH CASE WE WILL BE SIGNIFICANTLY LIMITED IN OUR PRODUCT OFFERINGS.

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

IF ANY OF OUR PRODUCTS INJURE A USER, WE COULD BE SUBJECT TO PRODUCT LIABILITY EXPOSURE IN EXCESS OF AMOUNTS FOR WHICH WE ARE INSURED, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND FUTURE PROSPECTS.

      Our LidoSite product or any other drug delivery system we may develop or manufacture in the future may result in injuries to persons using those products as a result of mislabeling, misuse or product failure. While we carry product liability insurance with respect to the now-completed clinical trials and for the commercial sale of our LidoSite product, there can be no assurance that our coverage will be adequate to protect us against future liability claims. Furthermore, we cannot assure you that we can afford to maintain the insurance that we have obtained. Product liability insurance is expensive and there can be no assurance that this insurance will be available to us in the future for the commercial sale of our lidocaine delivery system or for any new products, on terms satisfactory to us, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage could have a material adverse effect on our business, financial condition, results of operations and future prospects.

IN CONNECTION WITH CERTAIN REGISTRATION OBLIGATIONS, WE ARE REQUIRED TO MAKE LIQUIDATED DAMAGES PAYMENTS TO CERTAIN STOCKHOLDERS WHICH, IF PAID IN CASH, WOULD MATERIALLY AFFECT OUR FINANCIAL CONDITION.

      We previously filed a registration statement with the SEC relating to the resale of 12,960,174 shares of our Common Stock. Since the registration statement was not declared effective by the SEC by February 25, 2005, we were obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by that registration statement, and for each month, or portion of a month, in which such delay continued, an amount equal to 2% of such purchase price, until we cured the delay, with an overall cap on such liquidated damages of 10% of the aggregate purchase price paid by such stockholders for such shares. That registration statement was initially declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which, if made in cash, would have materially adversely affected our financial condition. Interest accrues after May 19, 2005 on the amount of liquidated damages at the rate of 18% per annum. At December 31, 2006, accrued and unpaid interest on the liquidated damages amounted to approximately $0.5 million and our total liability for unpaid liquidated damages plus unpaid interest thereon was approximately $1.9 million While we plan to offer to pay this liability in shares of our Common Stock rather than cash, the holders of the rights to such payments have no obligation to accept such offer and we cannot assure you that any or all of such holders will accept our offer. We may be subject to additional penalties should the use of that prospectus or other registration statements we have filed become suspended in the future.

OUR COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002 (THE "SARBANES OXLEY ACT") AND SEC RULES CONCERNING INTERNAL CONTROLS IS TIME-CONSUMING, DIFFICULT AND COSTLY FOR US.

      It is time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We currently do not have a chief financial officer and we may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain. If we are deemed to be an "accelerated filer" pursuant to the general rules and regulations promulgated under the Securities Exchange Act of 1934, the accelerated filing requirements will divert significant time, resources, and money from the day-to-day operations of the Company.

OUR LARGEST STOCKHOLDER MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

      Kevin Kimberlin, through his majority ownership of STSG (a related party to Spencer Trask Ventures, Inc.) and related parties, is our largest stockholder. As of December 31, 2006, Mr. Kimberlin and related parties beneficially own more than 37.5% of our voting stock. Accordingly, Mr. Kimberlin has substantial control over us and has substantial power to elect directors and to generally approve all actions requiring the approval of the holders of our voting stock, including adopting amendments to our articles of incorporation and bylaws and approving mergers, certain acquisitions or sales of all or substantially all of our assets, which could delay or prevent someone from acquiring or merging with us or limit the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

WE MAY BE UNABLE TO LIST OUR COMMON STOCK ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE, IN WHICH CASE AN INVESTOR MAY FIND IT DIFFICULT TO DISPOSE OF SHARES OR OBTAIN ACCURATE QUOTATIONS AS TO THE MARKET VALUE OF OUR COMMON STOCK.

      Although we may apply to list our Common Stock on Nasdaq or the American Stock Exchange in the future when and if we have stabilized our liquidity concerns, we may not be able to meet the initial listing standards, including the minimum per share price and minimum capitalization requirements, of either of those or any other stock exchange, and we not be able to maintain a listing of our Common Stock on either of those or any other stock exchange. If we are unable to list our Common Stock on Nasdaq, the American Stock Exchange or another stock exchange, or to maintain that listing, we expect that our Common Stock will continue to trade on the OTC Bulletin Board maintained by Nasdaq, or possibly another over-the-counter quotation system or on the "pink sheets," where an investor may find it difficult to dispose of shares or obtain accurate quotations as to the market value of our Common Stock. In addition, we are subject to an SEC "penny stock" rule that imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our Common Stock, which may adversely affect the liquidity of our Common Stock. It also makes it more difficult for us to raise additional capital.

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

WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF BROKERAGE FIRMS, WHICH COULD HAVE A MATERIAL ADVERSE IMPACT ON THE MARKET VALUE OF OUR COMMON STOCK.

      Security analysts of brokerage firms have not provided, and may not provide in the future, coverage of our Common Stock since there is limited incentive to brokerage firms to produce research reports and recommend the purchase of our Common Stock. To date, we have not been able to attract the attention of brokerage firms and securities analysts. The absence of such attention limits the likelihood that an active market will develop for our Common Stock. It also will likely make it more difficult to attract new investors at times when we require additional capital.

SALES OF A SIGNIFICANT NUMBER OF SHARES OF OUR COMMON STOCK COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

      On October 14, 2005, the SEC declared effective a registration statement on Form SB-2 covering 12,500,000 shares of our Common Stock underlying the Company's Senior Debentures and related warrants. The beneficial holders of those shares may sell those shares as well as additional shares that the Company will be required to register due to subsequent changes in the conversion rate (if they choose to convert their Senior Debentures or exercise their warrants) subject to the requirements of applicable law, which includes the requirement that the selling shareholder deliver a copy of a prospectus to the purchaser of those shares. Previously, on September 16, 2005, the SEC declared effective a post-effective amendment to our registration statement on Form SB-2 covering 12,960,174 shares of our Common Stock. Sales of a significant number of those shares in the public market, as well as the increase in the supply of shares of our Common Stock available for sale as a result of the registration of those 12,960,174 and 12,500,000 shares, respectively, could materially harm the market price of our Common Stock. We sold a total of 23,000,000 shares of Common Stock and 11,500,000 warrants in private placements on October 5, 2006 and November 8, 2006. In addition we sold a total of 7,053,638 shares of Common Stock in private placements in December 2006. We are also obligated to register these shares for sale.

THE COMPANY IS OBLIGATED PURSUANT TO OUTSTANDING WARRANTS AND OPTIONS TO ISSUE ADDITIONAL SHARES OF COMMON STOCK THAT WOULD EXCEED THE NUMBER OF AUTHORIZED BUT UNISSUED SHARES OF COMMON STOCK.

      The Company currently has authorized 100,000,000 shares of Common Stock and there are 63,284,956 shares of Common Stock outstanding, leaving 36,715,044 shares of Common Stock available for issuance. Due to the triggering of anti dilution provisions contained in certain of the Company's issued warrants, the 47,925,317 shares that the Company is currently obligated to issue pursuant to outstanding warrants and options exceeds the 36,715,044 authorized but unissued shares of Common Stock available to the Company for issuance. If the Company is unable to sufficiently increase the number of authorized shares of Common Stock, the Company may be in violation of certain agreements pursuant to which the options and warrants were issued and would be unable to issue shares of Common Stock when and if the options and warrants are exercised.

ITEM 7. FINANCIAL STATEMENTS.

                         VYTERIS HOLDINGS (NEVADA), INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms.................    58

Consolidated Balance Sheets as of December 31, 2006 and 2005.............     60

Consolidated Statements of Operations for the years ended
  December 31, 2006, 2005 and 2004.......................................     61

Consolidated Statements of  Stockholders' Equity (Deficit)
  for the years ended December 31, 2006, 2005 and 2004...................     62

Consolidated Statements of Cash Flows for the years ended
  December 31, 2006, 2005 and 2004.......................................     63

Notes to Consolidated Financial Statements...............................     65

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
      Vyteris Holdings (Nevada), Inc.

      We have audited the accompanying consolidated balance sheet of Vyteris Holdings (Nevada), Inc. and Subsidiary as of December 31, 2006 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vyteris Holdings (Nevada), Inc. and Subsidiary at December 31, 2006, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

      During the year ended December 31, 2006, the Company changed its method of accounting for stock-based compensation. (See Note 2)

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring losses and is dependent upon obtaining sufficient financing to fund operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                            /s/ Amper, Politziner & Mattia, P.C.

      Edison, New Jersey
      March 30, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
      Vyteris Holdings (Nevada), Inc.

      We have audited the accompanying consolidated balance sheet of Vyteris Holdings (Nevada), Inc. and Subsidiary as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vyteris
Holdings (Nevada), Inc. and Subsidiary at December 31, 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

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

                                                           /s/ ERNST & YOUNG LLP

      MetroPark, New Jersey
      March 15, 2006

                         VYTERIS HOLDINGS (NEVADA), INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                       2006             2005
                                                                                   -------------    -------------
ASSETS
Current assets:
    Cash and cash equivalents ..................................................   $   2,171,706    $     826,177
    Accounts receivable, net ...................................................          88,731           73,499
    Inventory, net .............................................................           3,374          114,320
    Prepaid expenses and other current assets ..................................         311,684          534,265
    Restricted cash ............................................................          90,994          872,115
                                                                                   -------------    -------------
      Total current assets .....................................................       2,666,489        2,420,376

Restricted cash, less current portion ..........................................         300,000          707,636
Property and equipment, net ....................................................         936,103        1,633,728
Debt issuance costs ............................................................          82,676        1,376,023
Other assets ...................................................................         273,376           75,000
                                                                                   -------------    -------------
TOTAL ASSETS ...................................................................   $   4,258,644    $   6,212,763
                                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Secured promissory notes to a related party ................................   $   2,500,000    $   2,500,000
    Senior secured convertible debentures, net of discount .....................         210,048        1,706,033
    Warrant liability ..........................................................       8,993,368               --
    Accounts payable ...........................................................       2,996,048        1,522,237
    Accrued expenses and other liabilities .....................................       3,593,446        1,393,326
    Accrued registration rights penalty ........................................       1,880,948        1,620,764
                                                                                   -------------    -------------
      Total current liabilities ................................................      20,173,858        8,742,360

Senior secured convertible debentures, net of discount .........................          12,050        6,118,156
Subordinated convertible notes due to a related party, net of discount .........       5,325,631             --
Deferred revenue, less current portion .........................................         442,962          560,831
Capital lease obligation, less current portion .................................          22,422           52,167

Preferred stock, 50,000,000 shares authorized, on December 31, 2006 and December
      31, 2005 respectively:
    Series B convertible, mandatorily redeemable preferred stock; 7,500,000 shares issued and outstanding on December 31, 2006 and December 31, 2005;
      liquidation preference $8,850,000 and $8,250,000 at December 31, 2006 and
      December 31,
      2005, respectively .......................................................       8,850,000        8,250,000
                                                                                   -------------    -------------
Total liabilities ..............................................................      34,826,923       23,723,514
                                                                                   -------------    -------------

Commitments and contingencies ..................................................              --               --

Stockholders' equity (deficit):
    Common stock, par value $.001 per share; 100,000,000 shares authorized,
      63,284,956 and 19,293,858 shares issued and outstanding at December 31,
      2006 and December 31, 2005, respectively .................................          63,285           19,294
    Additional paid-in capital .................................................      70,922,366       63,862,168
    Deferred compensation ......................................................              --          (88,943)
    Accumulated deficit ........................................................    (101,553,930)     (81,303,270)
                                                                                   -------------    -------------
Total stockholders' equity (deficit) ...........................................     (30,568,279)     (17,510,751)
                                                                                   -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) ...........................   $   4,258,644    $   6,212,763
                                                                                   =============    =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                         VYTERIS HOLDINGS (NEVADA), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                          ------------------------
                                                                             2006                   2005                   2004
                                                                         ------------           ------------           ------------
Revenues:
    Product sales .............................................          $     70,159           $    315,497           $         --
    Product development revenue ...............................             2,243,368              1,407,883                138,457
    Other revenue .............................................               150,583                485,626                103,865
                                                                         ------------           ------------           ------------
      Total revenues ..........................................             2,464,110              2,209,006                242,322

Costs and expenses:
   Cost of sales ..............................................               240,714              3,407,702                     --
   Research and development ...................................             8,080,228              8,922,600             11,455,306
   General and administrative .................................             7,769,046              5,720,237              4,069,838
   Impairment of fixed assets .................................               192,850              2,134,308                     --
   Registration rights penalty ................................               260,184              1,620,764                     --
                                                                         ------------           ------------           ------------
     Total costs and expenses .................................            16,543,022             21,805,611             15,525,144
                                                                         ------------           ------------           ------------
Loss from operations ..........................................           (14,078,912)           (19,596,605)           (15,282,822)
                                                                         ------------           ------------           ------------

Other (income) expense:
    Interest income ...........................................               (93,435)               (74,549)               (38,448)
    Interest expense to related parties .......................             1,767,885              2,221,707              1,256,047
    Interest expense ..........................................             3,742,612              3,808,828              6,404,256
                                                                         ------------           ------------           ------------
     Interest expense, net ....................................             5,417,062              5,955,986              7,621,855

   Loss on debt extinguishment ................................               382,781                     --                     --
   Revaluation of warrant liability ...........................               837,764                     --                     --
                                                                         ------------           ------------           ------------
       Total other expense, net ...............................             6,637,607              5,955,986              7,621,855
                                                                         ------------           ------------           ------------

Loss before benefit from state income taxes ...................           (20,716,519)           (25,552,591)           (22,904,677)
                                                                         ------------           ------------           ------------

Benefit from state income taxes ...............................               465,859                291,722                338,033
                                                                         ------------           ------------           ------------
   Net loss ...................................................          $(20,250,660)          $(25,260,869)          $(22,566,644)
                                                                         ============           ============           ============

Net loss per common share:
       Basic and diluted ......................................          $      (0.79)          $      (1.31)          $      (2.19)

Weighted average number of common shares:
       Basic and diluted ......................................            25,770,292             19,293,858             10,319,226

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         VYTERIS HOLDINGS (NEVADA), INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                    ADDITIONAL                        RETAINED            TOTAL
                                            COMMON STOCK             PAID-IN          DEFERRED        EARNINGS        STOCKHOLDERS'
                                       SHARES         AMOUNT         CAPITAL        COMPENSATION      (DEFICIT)     EQUITY (DEFICIT)
                                       ------         ------         -------        ------------      ---------     ----------------
Balance at January 1, 2004 ........     759,428       $   760       $ 7,836,059      $ (43,347)     $ (33,475,757)    $(25,682,285)
Adjustment for
  cancelled-unamortized,
  stock option grants .............          --            --            (6,461)         6,461                 --               --
Compensation associated
  with stock option grants ........          --            --           333,122       (333,122)                --               --
Amortization of deferred
  compensation ....................          --            --                --        238,462                 --          238,462
Exercise of stock options .........      20,807            21            32,205             --                 --           32,226
Issuance of common stock on
  conversion of debt and
  preferred stock .................   9,637,000         9,637        21,273,361             --                 --       21,282,998
Issuance of warrants to
  convertible note holders ........          --            --         1,856,104             --                 --        1,856,104
Beneficial conversion of
  convertible debt ................          --            --         2,401,057             --                 --        2,401,057
Issuance of warrants
  associated with private
  placement .......................          --            --         1,182,264             --                 --        1,182,264
Issuance of common stock in
  exchange of debt ................      69,833            70           249,930             --                 --          250,000
Issuance of common stock on
  conversion of preferred
  stock ...........................     279,333           279           333,054             --                 --          333,333
Issuance of common stock
  for capital raised, net .........   4,206,792         4,207        12,287,240             --                 --       12,291,447
Issuance of common stock on
  conversion of debt and
  preferred stock .................   3,560,453         3,560         8,493,940             --                 --        8,497,500
Reverse deferred financing
  costs upon conversion of
  debt ............................          --            --          (462,863)            --                 --         (462,863)
Issuance of common stock
  for working capital
  facility ........................     419,000           419         1,274,581             --                 --        1,275,000
Merger with Vyteris Holdings ......     338,212           338            (7,977)            --                 --           (7,639)
Issuance of warrants
  associated with merger ..........          --            --           347,255             --                 --          347,255
Capital contribution by
  Vyteris Holdings officers .......          --            --             9,519             --                 --            9,519
Issuance of common stock in
  exchange of services ............       3,000             3             2,997             --                 --            3,000
    Net loss ......................          --            --                --             --        (22,566,644)     (22,566,644)
                                     ---------------------------------------------------------------------------------------------
Balance at December 31, 2004 ......  19,293,858        19,294        57,435,387       (131,546)       (56,042,401)       1,280,734
Adjustment for
  cancelled-unamortized,
  stock option grants .............          --            --           (16,143)        16,143                 --               --
Compensation associated
  with stock option grants ........          --            --            38,050        (38,050)                --               --
Amortization of deferred
  compensation ....................          --            --                --         64,510                 --           64,510
Disbursements related to
  issuance of common stock
  and warrants ....................          --            --          (313,501)            --                 --         (313,501)
Issuance of warrants
  associated with working
  capital facility ................          --            --           543,368             --                 --          543,368
Issuance of warrants in
  connection with issuance
  of senior secured
  convertible debentures ..........          --            --         3,031,745             --                 --        3,031,745
Beneficial conversion of
  senior secured convertible
  debentures ......................          --            --         2,964,511             --                 --        2,964,511
Issuance of warrants in
  connection with placement
  of senior secured
  convertible debentures
  holders .........................          --            --           178,751             --                 --          178,751
    Net loss ......................          --            --                --             --        (25,260,869)     (25,260,869)
                                     ---------------------------------------------------------------------------------------------
Balance at December 31, 2005 ......  19,293,858        19,294        63,862,168        (88,943)       (81,303,270)     (17,510,751)
Reclassification of
  deferred stock
  compensation upon adoption
  of SFAS 123R an adoption
  of SFAS 123R ....................          --            --           (88,943)        88,943                 --               --
Stock-based compensation
  expense .........................          --            --           934,500             --                 --          934,500
Issuance of common stock
  for capital raised and
  preferred stock .................  30,053,598        30,054        11,010,174             --                 --       11,040,228
Disbursements related to
  issuance costs of common
  stock raise and warrants ........   7,100,000         7,100        (1,240,759)            --                 --       (1,233,659)
Issuance of common stock
  pursuant to conversion of
  subordinated convertible
  notes due to a related
  partyconvertible preferred
  stock ...........................   4,000,000         4,000         2,996,000             --                 --        3,000,000
Issuance of warrants
  associated with working
  capital facility ................          --            --           591,800             --                 --          591,800
Issuance of common stock
  upon cashless exercise
  of warrants .....................     936,000           936              (936)            --                 --               --
Issuance of common stock
  pursuant to conversion
  of senior secured
  convertible debentures ..........   1,901,500         1,901           476,699             --                 --          478,600
Issuance of warrants in
  connection with
  subordinated convertible
  notes due to a related
  party ...........................          --            --            62,267             --                 --           62,267
Beneficial conversion of
  senior secured
  promissory note
  debentures ......................          --            --           475,000             --                 --          475,000
Reclassification of
  warrant value to a
  liability due to
  insufficient
  authorized shares ...............          --            --        (8,155,604)            --                 --       (8,155,604)
    Net loss ......................          --            --                --             --        (20,250,660)     (20,250,660)
                                     ---------------------------------------------------------------------------------------------
Balance at December 31, 2006 ......  63,284,956       $63,285       $70,922,366      $      --      $(101,553,930)    $(30,568,279)
                                     =============================================================================================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         VYTERIS HOLDINGS (NEVADA), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                             ------------------------
                                                                                   2006                2005                2004
                                                                               ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...............................................................       $(20,250,660)       $(25,260,869)       $(22,566,644)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization ........................................            599,094             571,335             406,249
  Stock based compensation charges .....................................            934,500              64,510             238,462
  Amortization of notes payable discount ...............................                 --                  --           1,856,104
  Amortization of discount on secured promissory notes
    to a related party .................................................                 --             543,368                  --
  Amortization of common stock issued for secured
    promissory notes to a related party ................................                 --             956,250           2,302,917
  Amortization of beneficial conversion feature of
    warrants ...........................................................                 --           2,964,511           2,401,057
  Amortization of senior secured convertible debentures
    discount ...........................................................          1,539,371             355,936                  --
  Amortization of debt issuance costs ..................................          1,251,928             169,162                  --
  Accrued registration rights penalty ..................................            260,184           1,620,764                  --
  Compensation for services paid with warrants and
    common stock .......................................................                 --                  --             350,255
  Impairment of fixed assets ...........................................            192,850           2,134,308                  --
  Loss on extinguishment of debt .......................................            382,781                  --                  --
  Loss from revaluation of warrants issued in excess of
    authorized shares ..................................................            837,764                  --                  --
  Interest charges for warrants issued for working
    capital facility extension .........................................            591,800                  --                  --
  Other ................................................................             34,882                  --                  --
Change in operating assets and liabilities:
  Accounts receivable ..................................................            (15,232)             (1,707)
  Inventory ............................................................            110,946            (114,320)                 --
  Prepaid expenses and other assets ....................................            222,581             178,654            (766,474)
  Accounts payable .....................................................          1,473,811             568,778              65,601
  Accrued expenses and other liabilities ...............................          1,396,750             442,600             357,306
  Interest payable to related parties ..................................          1,182,511             722,089             708,873
                                                                               ------------        ------------        ------------
Net cash used in operating activities ..................................         (9,254,139)        (14,084,631)        (14,646,294)
                                                                               ------------        ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Changes in restricted cash, net ......................................          1,188,757          (1,579,751)                 --
  Security deposit .....................................................           (198,376)                 --                  --
  Purchase of equipment ................................................            (95,799)         (1,323,923)           (486,795)
                                                                               ------------        ------------        ------------
Net cash provided by (used in) investing activities ....................            894,582          (2,903,674)           (486,795)
                                                                               ------------        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from private placement of common stock
    and warrants .......................................................          9,847,989            (313,501)         12,291,447
  Proceeds from exercise of options ....................................                 --                  --              32,226
  Net proceeds from issuance of secured and unsecured
    promissory notes to a related party ................................          8,366,550           2,500,000           7,232,730
  Net proceeds for issuance of senior secured convertible
    debentures .........................................................            475,000           9,133,566                  --
  Repayment of promissory note to related party ........................                 --                  --            (250,000)
  Repayment of senior secured convertible debentures ...................         (9,057,693)                 --                  --
  Net proceeds from or disbursements related to capital
    lease obligations and other ........................................             73,240              55,680             (20,744)
                                                                               ------------        ------------        ------------
Net cash provided by financing activities ..............................          9,705,086          11,375,745          19,285,659
                                                                               ------------        ------------        ------------

  Net increase (decrease) in cash and cash equivalents .................          1,345,529          (5,612,560)          4,152,570
  Cash and cash equivalents at beginning of the period .................            826,177           6,438,737           2,286,167
                                                                               ------------        ------------        ------------
  Cash and cash equivalents at end of the period .......................       $  2,171,706        $    826,177        $  6,438,737
                                                                               ============        ============        ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         VYTERIS HOLDINGS (NEVADA), INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                             ------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: .....................            2006               2005                 2004
                                                                                 ---------          ---------          ------------
Interest paid .........................................................          $ 909,906          $ 315,443          $    337,832
                                                                                 ==================================================
Issuance of warrants in connection with issuance of
  convertible secured promissory notes payable ........................                 --                 --             1,856,104
                                                                                 ==================================================
Issuance of warrants to placement agents ..............................          3,510,889                 --             1,182,264
                                                                                 ==================================================
Issuance of warrants in connection with issuance of
  senior secured convertible debentures ...............................                 --          3,031,745                    --
                                                                                 ==================================================
Issuance of common stock in exchange for services .....................              7,100                 --                 3,000
                                                                                 ==================================================
Issuance of warrants in connection with issuance of
  secured promissory notes to related parties .........................            591,800            543,368                    --
                                                                                 ==================================================
Issuance of warrants in exchange for services in
  connection with issuance of senior secured
  convertible debentures ..............................................                 --            178,751                    --
                                                                                 ==================================================
Issuance of warrants in connection with issuance of
  subordinated convertible unsecured promissory note ..................             62,267                 --                    --
                                                                                 ==================================================
Beneficial conversion of convertible notes ............................            475,000                 --             2,401,057
                                                                                 ==================================================
Conversion of convertible secured promissory notes
  payable to related parties into convertible
  secured promissory notes payable ....................................                 --                 --               500,000
                                                                                 ==================================================
Conversion of convertible secured promissory notes
  payable into common stock ...........................................                 --                 --             8,497,500
                                                                                 ==================================================
Conversion of convertible secured promissory notes
  payable to related parties into common stock ........................          3,000,000                 --               250,000
                                                                                 ==================================================
Conversion of convertible redeemable preferred
  stock into common stock .............................................                 --                 --               333,333
                                                                                 ==================================================
Conversion of senior secured convertible debentures
  into common stock ...................................................            478,600                 --                    --
                                                                                 ==================================================
Issuance of common stock in exchange for working
  capital facility ....................................................                 --                 --             1,275,000
                                                                                 ==================================================
Reclassification of warrant value to a liability
  due to insufficient authorized shares ...............................          8,155,604                 --                    --
                                                                                 ==================================================
Cashless exercise of warrants for common stock ........................          $     936          $      --                   $--
                                                                                 ==================================================
Recapitalization transaction:
  Exchanged:
    Interest payable to related parties ...............................          $      --          $      --          $ (2,615,368)
    Convertible secured promissory notes payable
      to related parties ..............................................                 --                 --           (20,350,000)
    Warrants which were issued with convertible,
      secured promissory notes payable to related
      parties .........................................................                 --                 --              (566,220)
    Secured promissory notes payable to related
      parties .........................................................                 --                 --            (2,900,000)
    Convertible redeemable preferred stock ............................                 --                 --            (2,917,640)
  For:
    Due to Spencer Trask Specialty Group, LLC .........................                 --                 --                    10
    Proceeds from issuance of convertible redeemable
      preferred stock .................................................                 --                 --             7,500,000
    Common stock ......................................................                 --                 --                 2,300
    Paid in capital ...................................................                 --                 --            21,846,918
                                                                                 --------------------------------------------------
                                                                                 $      --          $      --          $         --
                                                                                 ==================================================

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

      The accompanying consolidated balance sheets as of December 31, 2006 and 2005 and the consolidated statements of operations for each of the three years in the period ended December 31, 2006, consolidate the historical financial statements of Vyteris Holdings with Vyteris after giving effect to the Merger where Vyteris is the accounting acquiror by recording the transaction as the issuance of Vyteris stock for the net monetary assets of Vyteris Holdings, accompanied by a recapitalization with no goodwill or other intangibles recorded. As a result of the Merger, although Vyteris Holdings is the parent company, the information included in these financial statements relate to Vyteris as it is the accounting acquiror.

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

      BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During 2006, the Company financed its operations with a $0.3 million loan in the form of 10.0% Subordinated Convertible Unsecured Promissory Note, $8.1 million of Promissory Notes from Spencer Trask Specialty Group, LLP, or STSG (see Note 10), $5.75 million in the sale of the Company's common stock and warrants in the November 2006 Financing (see Note 10) and $5.3 million from the sale of the Company's common stock in the December 2006 Financing (see Note 10). Net proceeds from these financings have not provided sufficient funds for the Company's current operations. Subsequent financings have been and will be required to fund the Company's operations. No assurance can be given that the Company will be successful in arranging the further financing needed to continue the execution of its business plan, which includes the development of new products. In addition, there are notes that mature in the very near term of which there is uncertainty as to the Company's ability to refinance or repay as they mature. Failure to obtain such financing will require management to substantially curtail operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue in business as a going concern.

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      Intercompany   balances  and   transactions   have  been   eliminated   in
consolidation.

2. SIGNIFICANT ACCOUNTING POLICIES

      CASH EQUIVALENTS

      The Company considers all highly liquid instruments with maturities of three months or less at the date of purchase to be cash equivalents.

      RESTRICTED CASH

      As of December 31, 2006, the Company had $0.4 million of restricted cash, consisting of $0.1 million deposited in a cash collateral account to secure the payment of interest on the senior secured convertible debentures issued on August 19, 2005 and the optional debentures, and $0.3 million that guarantees issued letters of credit. As of December 31, 2005, the Company has $1.6 million of restricted cash, consisting of $1.2 million deposited in a cash collateral account to secure the payment of interest on the senior secured convertible debentures issued in the August Financing and the optional debentures (see Note
9), and $0.4 million that guarantees issued letters of credit.

      ACCOUNTS RECEIVABLE

      Accounts receivable are recorded net of reserves for sales returns and allowances, are not interest bearing and are unsecured. Reserves for sales returns and allowances are calculated based on an analysis of historical trends in product return rates and were $10,600 at December 31, 2005. The Company did not require any reserves for sales returns and allowances at December 31, 2006.

      INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

      The Company assesses the valuation of its inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory. The key factors in the inventory review process are the historical rates for raw material and fabricated patch meeting the Company's product specification acceptance criteria and anticipated demand for the LidoSite product. Increases in the allowance for excess and obsolete inventory result in a corresponding increase to cost of sales.

      PROPERTY AND EQUIPMENT, NET

      Property  and  equipment,   net  is  stated  at  cost.   Depreciation  and
amortization of property and equipment is provided on a straight-line basis over the asset's estimated useful life or related lease term as follows:

      Manufacturing and laboratory equipment.....................       5  years
      Furniture and fixtures.....................................       5  years
      Office equipment...........................................       3  years
      Leasehold improvements.....................................   5 - 10 years
      Software...................................................       3  years

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

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      REVENUES

      PRODUCT SALES. The Company recognizes product revenue, net of allowances for anticipated returns, provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments. The Company's standard shipping terms is freight on board (F.O.B.) shipping point.

      PRODUCT DEVELOPMENT REVENUE. In accordance with EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred", the Company recognizes revenues for the reimbursement of development costs as incurred, in instances where the Company bears the risk for selection of and payment to vendors and employees. Costs associated with such activities are included in research and development expenses on the consolidated statements of operations.

      The cost of the product development and marketing agreements with Ferring Pharmaceuticals, Inc. ("Ferring"), a leading pharmaceutical company in women's health, was approximately $1.1 million, $0.8 million and $0.1 million, for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in research and development expense in the accompanying consolidated statements of operations.

      FEASIBILITY STUDIES. The Company conducts feasibility studies to demonstrate the viability of its technology to interested potential partners to enter into a development, marketing and supply partnership. Revenues on feasibility studies are measured using the proportional performance method of accounting. Such studies are typically completed within a one- to three-month period. Revenue producing feasibility studies do not occur regularly, are priced at what we anticipate the actual costs will be and are not expected to produce material revenues or a profit. When applying the proportional performance method, the Company relies on total expected input (contract) costs in order to determine the amount of revenue earned to date. The Company follows this method because reasonably dependable estimates of the revenue applicable to various contract milestones can be made. The Company monitors estimates of total contract revenues and cost on a routine basis throughout the contract period. The cumulative impact of any change in estimates of the contract revenues or costs is reflected in the period in which the changes become known. In the event that a loss is anticipated on a particular contract, provision is made for the estimated loss in the period in which the anticipated loss becomes known. The Company issues invoices related to fixed price contracts based on either the achievement of milestones during a project or other contractual terms. Differences between the timing of billings and the recognition of revenue based upon the proportional performance method of accounting are recorded as revenue earned in excess of billings or deferred revenue. The reimbursements are included in other revenue on the consolidated statements of operations.

      LICENSING REVENUE. The Company uses revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force, EITF, Issue 00-21 Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where the Company has an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized into license fees in the statement of operations over the term of the performance obligation.

      STOCK-BASED COMPENSATION

      On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statements of operations.

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      The Company adopted SFAS No. 123R using the modified prospective method as of January 1, 2006. The Company's consolidated financial statements as of and year ended December 31, 2006 reflect the impact of adopting SFAS No. 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. See Note 15 "Stock Compensation Plans" for further details.

      The following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during for the years ended December 31, 2005 and 2004:

                                                      YEARS ENDED DECEMBER 31,
                                                      ------------------------
                                                       2005             2004
                                                       ----             ----
Net loss, as reported ..........................   $(25,260,869)   $(22,566,644)
Add: stock-based employee compensation expense
  included in reported net loss ................         64,510         238,462
Deduct: stock-based employee compensation
  expense determined under fair value based
  method for all awards ........................     (3,555,756)       (700,432)
                                                   ------------    ------------
Pro forma net loss .............................   $(28,752,115)   $(23,028,614)
                                                   ============    ============

Net loss per common share, as reported:
   Basic and diluted ...........................   $      (1.31)   $      (2.19)
  Basic and diluted, pro forma .................   $      (1.49)   $      (2.23)

Weighted average number of common shares:
  Basic and diluted ............................     19,293,858      10,319,226

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

      NET LOSS PER SHARE

      The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic net loss per common share, or Basic EPS, is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share, or Diluted EPS, is computing by dividing net loss by the weighted average number of shares and dilutive common share equivalents then outstanding. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of preferred stock. For all years presented on the consolidated statement of operations, Diluted EPS is identical to Basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive due to net losses for the years ended December 31, 2006, 2005, and 2004. For the years ended December 31, 2006, 2005, and 2004, respectively, common stock equivalents of

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

47,925,290, 16,026,549, and 6,748,699 were excluded from the net loss per common share calculation because the effect of their inclusion would be anti-dilutive.

      LONG-LIVED ASSETS

      The Company reviews long-lived assets, including fixed assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. For the years ended December 31, 2006 and 2005, the Company recognized impairment charges of $0.2 million and $2.1 million, respectively, in the consolidated statements of operations.

      FINANCIAL INSTRUMENTS

      Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities reported in the consolidated balance sheets equal or approximate their fair value due to their short term to maturity.

      PREFERRED STOCK

      SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," specifies that instruments within its scope embody obligations of the issuer and that the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a "freestanding financial instrument" as a financial instrument that (1) is entered into separately and apart from any of the entity's other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. Accordingly, the Company has classified the Vyteris Holdings Series B convertible redeemable preferred stock as liabilities in the accompanying consolidated balance sheets.

      DEBT ISSUANCE COSTS

      Debt issuance costs are amortized over the term of the related obligation using the effective interest method. Amortization of debt issuance costs is presented as interest expense in the consolidated statement of operations.

      CONCENTRATIONS OF CREDIT RISK

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company deposits its cash and cash equivalents with major financial institutions. At December 31, 2006, the Company had a cash balance in a financial institution that exceeded federal deposit insurance limits. Management believes that credit risk related to this deposit is minimal. The Company extends credit without collateral to companies that contract with it under contract research arrangements. Concentrations of credit risk in the Company's account receivables is substantially mitigated by the Company's credit evaluation process. The Company analyzes the customer's credit worthiness and current economic trends when evaluating a customer's credit risk.

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

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

unable to redesign or adapt its technology to work without such parts or find alternative suppliers or manufacturers. In such events, the Company could experience interruptions, delays, increased costs, or quality control problems.

      The Company currently has a single customer, B. Braun Medical, Inc., or B. Braun, to generate product revenue. The Company granted B. Braun the right to be its principal, worldwide sales and marketing distributor for its LidoSite product. On March 7, 2006, the Company and B. Braun amended B. Braun's right to be its exclusive worldwide sales and marketing distributor for its LidoSite product by granting back to the Company the sales and marketing distribution rights to the U.S. physician office market and the Japanese market. B. Braun did not generate a material amount of product revenues. At this time, B. Braun has not provided the Company with a purchase order for the prospective calendar quarters.

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

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity  to mitigate  volatility  in earnings  caused by  measuring  related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of the adoption of SFAS No. 159 on our financial statements and footnote disclosures.

3. RESTRUCTURING

      On January 31, 2006, the Company announced a headcount reduction of 21 employees or approximately 32% of the workforce as compared to December 31, 2005. The workforce reduction was intended to optimize the Company's resources to meet its immediate commercial opportunities. It was also reflective of the Company's inventory level of its LidoSite product. In connection with the reduction in headcount, the Company recorded approximately $0.1 million of severance related expenses in the consolidated statement of operations during the year ended December 31, 2006. There were no unpaid severance costs as of December 31, 2006.

4. INVENTORIES, NET

      Inventories consist of the following:

                                                           DECEMBER 31,
                                                  -----------------------------
                                                     2006               2005
                                                  ----------        -----------
Raw materials ................................    $  510,276        $   724,894
Work in process ..............................       203,964            508,968
Finished goods ...............................        43,500            454,445
                                                  ----------        -----------
  Inventory ..................................       757,740          1,688,307
Excess and obsolete inventory ................      (754,366)        (1,573,987)
                                                  ----------        -----------
  Inventory, net .............................    $    3,374        $   114,320
                                                  ==========        ===========

      In January 2005, the Company received approval from the United States Food and Drug Administration ("FDA") for its manufacturing facility and processes for LidoSite. All costs incurred in preparing for its commercial launch that must be approved by the FDA before commercial sales could commence, were expensed as incurred including raw materials costs, manufacturing labor and allocation of overhead. All costs to produce LidoSite indicated for commercial use incurred subsequent to the FDA's approval were capitalized as inventory.

      The Company recorded in cost of sales a $0.03 million and $0.9 million lower of cost or market adjustment at December 31, 2006 and 2005, respectively, in the consolidated statement of operations.

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      The Company assesses the valuation of its inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory and the lower of cost or market adjustment. The key factors in the Company's inventory review process are the historical rates for raw material and fabricated patch meeting its product specification acceptance criteria, contractual terms with B. Braun and anticipated demand for the LidoSite product. Based upon this analysis, the Company recorded a valuation allowance for excess and obsolete inventory in cost of sales of $0.8 million and $1.6 million for the years ended December 31, 2006 and 2005, respectively.

      In August 2006, the Company exchanged with B. Braun approximately 60,000 LidoSite patches with current expiration dates for the same amount of patches, with a longer expiration period, from the Company's finished goods inventory reducing its finished goods inventory and excess and obsolete reserve by approximately $0.2 million. In addition, inventory and related inventory reserves decreased during 2006 as the Company's scrapped expired inventory.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

                                                            DECEMBER 31,
                                                         2006           2005
                                                     -----------    -----------
Manufacturing and laboratory equipment ...........   $ 2,029,512    $ 2,025,551
Furniture and fixtures ...........................       324,669        323,112
Office equipment .................................       260,373        248,032
Leasehold improvements ...........................       330,657        330,657
Software .........................................       198,345        130,608
                                                     -----------    -----------
                                                       3,143,556      3,057,960
Less: Accumulated depreciation and amortization ..    (2,207,453)    (1,617,082)
                                                     -----------    -----------
                                                         936,103      1,440,878

Construction in progress .........................            --        192,850
                                                     -----------    -----------
                                                     $   936,103    $ 1,633,728
                                                     ===========    ===========

      Depreciation and amortization expense, included in cost and expenses in the accompanying consolidated statements of operations, was approximately $0.6 million, $0.6 million and $0.4 million for each of the years ended December 31, 2006, 2005 and 2004, respectively.

      At December 31, 2006 and 2005, equipment held under capital lease included manufacturing and laboratory equipment, software, and furniture and fixtures of approximately $0.2 million. As of December 31, 2006 and 2005, the Company has recorded $0.1 million in accumulated amortization for equipment under capital lease.

      The Company's current manufacturing line is capable of producing approximately 2 million LidoSite patches per year. The Company amended its agreement with B. Braun in March 2006 whereby, among other things, minimum purchase requirements of LidoSite patches by B. Braun are zero in 2006. As a result the Company suspended, indefinitely, its plan to complete the purchase, installation and validation of a second manufacturing line. Since this manufacturing line was custom manufactured for the Company, there is no resale value and the Company has therefore recorded approximately $0.2 million and $2.1 million in cost and expenses, including open purchase commitments of $0.4 million of accrued expenses, in the accompanying consolidated statement of operations for the year ended December 31, 2005.

6. SECURED PROMISSORY NOTES TO RELATED PARTY

      In September 2004, Spencer Trask Specialty Group, LLC ("STSG"), a related party, agreed to provide the Company (or, at its option, cause a related party to provide to the Company) with up to $5.0 million in working capital loans, as amended, in the form of 11.5% secured demand promissory notes (the "Working Capital Facility"). Pursuant to the terms of the Working Capital Facility, amounts drawn under the facility were to be repaid on or before November 15, 2005. The Working Capital Facility is secured by a lien on all of the Company's and its operating subsidiary's assets, which are subordinate to the lien on those assets held by the lenders in our 2005 Financing transaction (see Note 9). The Working Capital Facility initially expired on September 30, 2005. As of December 31, 2006 and 2005, $2.5 million was

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

outstanding under this facility. The Company recorded accrued and unpaid interest to related parties of approximately $0.1 million in accrued expenses and current portion of long term liabilities in the accompanying consolidated balance sheets as of December 31, 2006 and 2005.

      As of December 31, 2005, the Company issued 279,330 warrants to STSG to purchase shares of the Company's common stock at an exercise price of $3.58 per share. Management estimated that the warrants had a fair value of approximately $0.4 million using the Black-Scholes option-pricing model. This aggregate discount on the Working Capital Facility was amortized until September 30, 2005 and is included in interest expense to related parties in the accompanying consolidated statements of operations.

      As of September 30, 2005, the Company did not have adequate accounts receivable and inventory to collateralize amounts drawn under the Working Capital Facility. The indebtedness under the Working Capital Facility matured on November 15, 2005 under its original terms. In light of this collateral coverage deficiency and the maturity of the indebtedness under the Working Capital Facility, the Company negotiated with STSG a waiver of all applicable covenant defaults and an extension of the maturity date. STSG and the Company have agreed to the following: (a) the noteholders waived all covenant defaults resulting from inadequate collateral coverage until April 1, 2007, (b) the maturity dates under the Working Capital Facility were deferred until April 1, 2007 and (c) on a monthly basis until November 30, 2007, the Company will issue to the noteholders warrants to purchase 110,000 shares of the Company's common stock at an exercise price of $2.40 per share. Management estimated that the fair value of the 1,320,000 warrants and 165,000 warrants issued during the years ended December 31, 2006 and 2005, respectively, was approximately $0.6 million and $0.1 million, using the Black-Scholes option-pricing model with the following weighted average assumptions; 4.75% risk-free interest rate, 5.0 years expected holding period and 99.1% expected volatility. The fair value of these warrants is included in interest expense to related parties in the accompanying consolidated statements of operations. The Company is in the process of negotiating an extension of the terms of the Working Capital Facility beyond April 1, 2007. There can be no assurances that we can consummate these extensions/amendments, and further we do not know if these noteholders will asseret any remedies if we default on the payment terms of the note. These financials do not include any impact of considering these debt instruments in default.

      Upon the issuance of common stock in the November 2006 Financing and the December 2006 Financing at a purchase price below the current exercise price of the warrants, the Company applied the weighted average anti-dilution provisions contained in the Working Capital Facility warrant agreement (see Note 10).

7. ACCRUED REGISTRATION RIGHTS PENALTY

      In connection with the delayed filing of a registration statement for securities sold pursuant to a $15.1 million private placement in 2004, the Company incurred approximately $1.4 million of liquidating damages in 2005. In addition, the Company is obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. The Company has not yet paid such amount and interest continues to accrue. Interest expense, included in registration rights penalty in the accompanying consolidated statements of operations, was $0.3 million and $0.2 million for the years ended December 31, 2006 and 2005, respectively.

8. ACCRUED EXPENSES, DEFERRED REVENUE AND CURRENT PORTION OF CAPITAL LEASES

      Accrued expenses, deferred revenue and current portion of capital leases consist of the following:

                                                               DECEMBER 31,
                                                               ------------
                                                            2006         2005
                                                         ----------   ----------
Compensation, accrued bonuses and benefits payable ... $ 879,202 $ 91,525 Interest payable and accrued expenses due
  to a related party .................................      776,188       71,587
Finders' fees on 2006 private placements .............    1,103,747           --
Continuous motion patch machine costs and delivery ...      166,264      391,000
Deferred revenue, current portion ....................      124,678      127,178
Accrued insurance costs ..............................      106,301      163,403
Accrued accounting fees ..............................      109,500      150,000
Current portion of capital lease obligation ..........       29,746       33,061
Other ................................................      297,820      365,572
                                                         ----------   ----------
                                                         $3,593,446   $1,393,326
                                                         ==========   ==========

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. SENIOR SECURED CONVERTIBLE DEBENTURES ISSUED ON AUGUST 19, 2005

      The following summarizes senior secured convertible debt as of:

                                                           DECEMBER 31,
                                                           ------------
                                                      2006             2005
                                                  ------------     ------------
August 2005 senior secured convertible
  debt issuance, beginning balance [A] .......    $ 10,000,000     $ 10,000,000
December 2005 senior secured convertible
  debt issuance, beginning balance [A] .......         500,000          500,000
                                                  ------------     ------------
  Total ......................................      10,500,000       10,500,000
Principal payment and conversion to
  common stock- 3rd quarter 2006 [B] .........      (1,170,150)              --
                                                  ------------     ------------
Balance due as of October 2006 for senior
  secured convertible debt which was
  subjected to the terms of a
  modification[C] ............................       9,329,850               --
Conversion to common stock - 4th quarter
  2006 [E] ...................................        (475,000)
Principal payments - 4th quarter
  2006 [D] [E] ...............................      (7,891,143)              --
                                                  ------------     ------------
  Total principal amount of outstanding
    debt before debt discount at
    December 31, .............................         963,707       10,500,000

Unamortized debt discount [E] ................        (753,659)      (2,675,811)
                                                  ------------     ------------
Total senior secured convertible debt,
  net of discount [F] [G] ....................    $    210,048     $  7,824,189
                                                  ============     ============

      The following balances are outstanding as of:

                                                           DECEMBER 31,
                                                           ------------
                                                      2006             2005
                                                  ------------     ------------
Current portion of senior secured
  convertible debt ...........................    $    210,048     $  1,706,033
Non-current portion of senior secured
  convertible debt ...........................              --        6,118,156
                                                  ------------     ------------
Total senior secured convertible debt,
  net of discount ............................    $    210,048     $  7,824,189
                                                  ============     ============

      NOTES:

      [A] Principal payable in equal quarterly installments commencing August 31, 2006, plus quarterly interest at 8% per annum commencing August 2005 and December 2005 for the respective debt issuance, each loan interest rate was adjusted to 10% per annum as a result of certain milestones not met by the Company. Such interest was payable by an escrow account established at the time of the debt issuance and debt was guaranteed by a subsidiary of the Company. Debt was originally convertible at the option of the holder at $2.40 per share for the August 2005 debt and $1.56 per share for the December 2005 debt. The senior secured convertible debt matures in August 2008.

            In connection with the August 2005 convertible debt, the Company issued 7-year warrants exercisable to the note holders for 2,083,332 shares of common stock at an exercise price of $2.88 per share.

            In connection with the December 2005 convertible debt, the Company issued 7-year warrants to the note holders exercisable for 159,840 shares of common stock at an exercise price of $1.88 per share.

            In connection with the August 2005 and December 2005 debt, the Company determined there was a grant date relative fair value for the warrants issued (approximately $3.0 million) and a beneficial conversion feature (approximately $3.0 million), and in accordance with Emerging Issues Task Force Issue No. 98-5 and 00-27, has recorded such amounts as a reduction of the debt, (debt discount), with a corresponding increase to additional paid in capital in accordance with these pronouncements. Further, the Company has been recognizing the debt discount over the life of the debt using an effective yield method. Warrant amortization expense was $1.5 million and $0.4 million and is included in interest expense in the consolidated statements of operations for the years ended December 31, 2006 and 2005, respectively.

      [B] The Company is required to pay to each holder of the senior secured convertible debentures, in cash, on the last day of each quarter, 11.11% of the original principal amount of the senior secured convertible debentures, plus unpaid accrued interest thereon, with the first such principal payment of $1.6 million

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

            occurring on August 31, 2006. In addition, in April 2006 one of the holders converted $3,600 of debt into 1,500 shares of the Company's common stock at a conversion price of $2.40.

      [C]   As a result of the closing of the November 2006 Financings (See Note
            10), certain anti-dilution provisions in the August 2005 and December 2005 debt were triggered in the fourth quarter of 2006, whereby the conversion price of the debt, and the exercise price and the number of shares pertaining to the warrants were adjusted to reflect the purchase price agreed to with the investors in the
            November 2006 Financings. Pursuant to EITF 06-6, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments", the Company calculated a revised debt discount related to the change in the warrant value and beneficial conversion feature and evaluated the change in the debt discount resulting from the triggering of the anti-dilution agreement. As a result, the Company concluded that the revised debt discount was equal to the then outstanding debt and a debt modification had occurred. Further, in conjunction with this transaction, in December 2006, the Company settled approximately $9.0 million of outstanding debt before revised unamortized debt discount (see [D] and [E]). As a result of this modification and settlement, the Company charged the related unamortized debt discount to interest expense, which resulted in a net loss on debt extinguishment included in the consolidated statement of operations, of approximately $0.4 million.

      [D] In connection with the November 2006 Financing (see Note 10), the Company made principal payments totaling $2.6 million, to the debt holders representing 50% of the net proceeds received in such financings.

      [E] On December 11, 2006, the Company repaid $5.3 million of the principal balance of the outstanding October 2006 debt amount. In addition, one of the holders elected to convert $0.5 million of principal into 1,900,000 shares of common stock of the Company at a conversion price of $0.25, in accordance with the anti-dilution provision described in [C]. As a result of this settlement of debt, the Company accelerated the amortization of deferred offering costs relative to the amount of debt repaid. Offering costs amortization expense was approximately $1.3 million and $0.2 million and is included in interest expense in the consolidated statements of operations for the years ended December 31, 2006 and 2005, respectively.

            In connection with the settlement of debt, the holders exercised 1,170,000 of their warrants on a cashless basis for which the Company issued an aggregate of 936,000 shares of common stock, and they surrendered to the Company the remainder of their 20,429,988 warrants associated with the debt. This transaction did not result in an additional interest charge.

      [F] At December 31, 2006, the remaining outstanding balance of the October 2006 debt amount is held by Qubit Holdings LLC, or Qubit, an entity owned by certain trusts established for the benefit of the children of the Company's controlling stockholder, Kevin Kimberlin. In connection with the outstanding debt, at December 31, 2006 there are warrants exercisable for 3,601,993 shares of common stock at an exercise price of $0.25. As of December 31, 2006, the balance of the finder's warrants issued in connection with the debt was 689,336 at an exercise price of $0.25.

      [G] Does not include certain other senior secured convertible debentures described in Note 10.

      On December 11, 2006, the Company entered into a letter agreement with Qubit, the holder of the Company's senior debentures, which provides that if the Company notifies Qubit of the Company's intention to repay the outstanding balance of the senior debentures in full on or before January 15, 2007, Qubit shall be entitled to decline repayment of up to an aggregate of $0.5 million of the outstanding balance of the senior debentures which will be convertible into shares of common stock of the Company at $0.25 per share and due August 19, 2008. Upon such repayment of the remainder amount of the senior debentures, Qubit shall exercise such number of its associated warrants on a cashless basis which will result in the issuance to Qubit of 156,000 shares of common Stock and Qubit shall surrender to the Company the remainder of its 2,399,996 warrants associated with the senior debentures. Also, pursuant to the letter agreement, until January 15, 2007, Qubit will not, without the prior consent of STSG, directly or indirectly, (i) offer, sell, assign, transfer, contract or grant any option to sell, or otherwise alienate or dispose of, any part of the senior debentures, (ii) convert the senior debentures or exercise the associated warrants, (iii) enter into any swap, hedge or similar agreement or arrangement that transfers, in whole or in part, the economic risk of ownership of the senior debentures or warrants, or (iv) engage in any short selling of the common stock of the

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company. Furthermore, the scheduled principal payment of $0.5 million due to Qubit on December 11, 2006, has been extended and shall become due on January 15, 2007.

In March 2007 the Company sent an optional redemption notice to Qubit to either redeem in full the $1.0 million in principal and interest outstanding or convert the balance into shares of common stock at the current conversion price of $0.25 per share. There can be no assurances that we can consummate these extensions/amendments, and further we do not know if these noteholders will asseret any remedies if we default on the payment terms of the note. These financials do not include any impact of considering these debt instruments in default.

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

      The Company allocated the aggregate proceeds of the January 2006 Promissory Note between the warrants and the debentures based on their relative fair values in accordance with APB No. 14 and thus recorded approximately $62,000 as additional paid-in capital for the value allocated to the warrants. Management determined the fair value of the warrants utilizing the Black-Scholes option-pricing model. The Company is amortizing the fair market value of the warrants through December 2008, the date of maturity. Warrant amortization expense was approximately $0.02 million for the year ended December 31, 2006, and is included in interest expense to related parties in the consolidated statements of operations. Should the January 2006 Promissory Note be converted or paid prior to the payment terms, the amortization of the fair value allocated to the warrants will be accelerated.

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

      As an inducement to STSG to purchase the August 30, 2006 Subordinated Convertible Unsecured Promissory Note, the Company agreed to amend the prior 2006 Promissory Notes to conform the conversion provision of the notes to conversion at the option of the holder, rather than automatic conversion, in a "Qualified Financing," as defined. On December 11, 2006 STSG elected to convert $3.0 million of these notes into 4.0 million shares of common stock, at a conversion price of $0.75 per share, in connection with the December 2006 Financing ( a "Qualified Financing"). STSG has signed an agreement with the Company that the conversion price will remain at $2.40 for all notes outstanding at December 31, 2006.

      The following is a schedule of the balance of the 2006 Financings at December 31, 2006:

              LENDER                                    ISSUANCE DATE            PRINCIPAL AMOUNT     BALANCE
---------------------------------------------------------------------------------------------------------------
Spencer Trask Specialty Group, LLC                    January 31, 2006              $250,000        $  250,000
Spencer Trask Specialty Group, LLC                    February 13, 2006              500,000           500,000
Spencer Trask Specialty Group, LLC                    February 16, 2006              500,000           500,000
Spencer Trask Specialty Group, LLC                    March 21, 2006                 500,000           500,000
Spencer Trask Specialty Group, LLC                    April 4, 2006                  500,000           500,000
Spencer Trask Specialty Group, LLC                    April 18, 2006                 750,000           750,000
Spencer Trask Specialty Group, LLC                    May 5, 2006                    500,000           500,000
Spencer Trask Specialty Group, LLC                    May 23, 2006                   500,000           500,000
Spencer Trask Specialty Group, LLC                    June 8, 2006                   500,000           500,000
Spencer Trask Specialty Group, LLC                    June 26, 2006                  500,000           500,000
Spencer Trask Specialty Group, LLC                    July 7, 2006                   200,000           200,000
Spencer Trask Specialty Group, LLC                    July 18, 2006                  166,550           166,550
Less: fair value of warrants (original basis $62,267), net of amortization                             (40,919)
      Balance at December 31, 2006                                                                  ----------
                                                                                                    $5,325,631
                                                                                                    ==========

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2006 PRIVATE PLACEMENTS

      In the beginning of the fourth quarter of 2006, the Company raised $5.75 million pursuant to which the Company issued to investors a total of (i) 23,000,000 shares of common stock and (ii) 11,500,000 warrants, each of which may be exercised for two years from the date of issuance to purchase an additional share of common stock for $0.45 per share (the "November 2006 Financing"). These securities were offered in units of two shares of common stock and one warrant at a purchase price of $0.50 per unit (the "Unit"). Each warrant is callable by the Company when the bid price of the common stock trades at or above $1.00 per share for twenty consecutive trading days. These securities were issued in a private placement exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of that act. In connection with the agreement, the Company will use its best efforts to register the shares, however, no penalties are required in the event the Company does not register the shares.

      In connection with the November 2006 Financing, the Company paid finders fees to Wolverine International Holdings Ltd. ("Wolverine") and to Spencer Trask Ventures, Inc. ("STVI") a related-person of STSG, a principal stockholder of the Company, in the amount of $0.5 million and $0.1 million, respectively, representing 10% of the gross proceeds raised. In addition, the Company issued to Wolverine and STVI warrants to purchase up to 950,000 and 200,000 Units, respectively, representing 10% of the Units issued to investors. Each warrant may be exercised for two years from the date of issuance to purchase an additional share of common stock for $0.45 per share and two shares of common stock. The registration rights agreement described above also will cover the resale of the common stock and the amount of common shares underlying the warrants issued to Wolverine and STVI pursuant to their agreements with the Company. Net proceeds were $5.1 million, with finders fees and other legal costs of $0.6 million recorded as a reduction of equity as a cost of the transaction.

      Upon completion of the November 2006 Financing, the Company issued 6.1 million shares to ICA and four related finders in equal proportion as an advisory fee. These shares are a component of the cost of the transaction. In connection with the commitment to future remaining closings under the agreement, the Company issued 1 million shares to ICA and four related finders in equal proportion with restrictive endorsement. In the event ICA and its related finders are not able to close on a minimum of $15.0 million under the ICA Agreement, such shares shall be returned to the Company. At December 31, 2006, the par value of these shares has been included as a deferred offering cost, included in other assets, as these are considered contingently issued and therefore will not be recorded at their then fair value until issued.

      At the end of the fourth quarter of 2006, the Company sold an additional $5.3 million of common stock at $0.75 per share for a total of 7,053,638 million shares (the "December 2006 Financing"). In connection with the December 2006 Financing, the Company paid finders fees to Wolverine and STVI of $0.3 million each, representing 10% of the gross proceeds raised. In addition, the Company issued to Wolverine and STVI warrants to purchase up to 341,300 and 364,064 shares of the Company's common stock, respectively, representing 10% of the common stock issued to investors. Each warrant may be exercised for five years from the date of issuance to purchases share of common stock for $0.75 per share. The registration rights agreement described above also will cover the resale of the common stock and the amount of common shares underlying the warrants issued to Wolverine and STVI pursuant to their agreements with the Company. Net proceeds were $4.7 million, with finders fees and other legal costs of $0.6 million recorded as a reduction of equity as a cost of the transaction.

      In connection with the November and December 2006 Financings, the Company determined that approximately 11.2 million common shares reserved for issuance under the warrants were in excess of authorized shares on a fully diluted basis (the "excess warrants"). As a result, the Company plans to amend its certificate of incorporation in 2007 to permit the exercise of the excess warrants. Until such time that the certificate of incorporation is amended, the Company has followed the guidance of Emerging Issues Task Force Issue No. 00-19, and has classified these excess warrants of approximately $9.0 million as liabilities in the consolidated balance sheets, using a Black Scholes model, and has recorded a loss from revaluation of warrants issued in excess of authorized shares of approximately $0.8 million, in the consolidated statement of operations, representing the change in fair value of the warrants from the date of issuance to December 31, 2006. At such time that the Company completes the aforementioned amendment to its certificate of incorporation, such warrants will be reclassified from a liability to additional paid in capital at their then fair value.

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      Upon the issuance of Units at a purchase price of $0.50 in the November 2006 Financing, and issuance of common stock at a purchase price of $0.75 per share in the December 2006 Financing, warrants currently held beneficially or of record by STVI, and employees thereof which had been issued to STVI as placement agent in connection with a September 2004 private placement became convertible into 6,753,397 shares of the Company's common stock rather than 2,119,834 shares of common stock, giving effect to the weighted average anti-dilution provisions contained in those warrants. Warrants currently held beneficially or of record by STSG, in connection with the 279,330 warrants originally issued in connection with the Working Capital Facility, were amended to a total of 917,650 warrants with an exercise price of $1.09, giving effect to the weighted average anti-dilution provisions contained in those warrant. In addition, the 1,485,000 warrants issued for amendments to the Working Capital Facility were modified to a total of 3,968,724 with a weighted average exercise price of $0.90, giving effect to the weighted average anti-dilution provisions contained in those warrants. These modifications to the warrants issued to both the placement agents in the September 2004 private placement and warrants issued in connection with the Working Capital Facility were included in the original warrant agreements in order to allow the holder of the warrants to maintain their comparative values in the Company. Accordingly, there was no impact on the Company's consolidated statement of operations for the year December 31, 2006.

DECEMBER 2006 SENIOR SECURED CONVERTIBLE PROMISSORY NOTE

      On December 11, 2006, the Company issued a senior secured convertible promissory note in the principal amount of $0.5 million to Allen Capital Partners. This promissory note accrues interest at a rate of 6% per annum and is payable on or before December 10, 2008. The holder of the promissory note may elect to convert the promissory note at any time into shares of common stock of the Company at a conversion price of $0.25 per share. The promissory note is secured by the assets of the Company on a pari passu basis with the senior secured convertible debentures, and is guaranteed by the Company's wholly-owned subsidiary, Vyteris, Inc.

      In accordance with EITF 98-5 and EITF 00-27, the Company has determined that there is a beneficial conversion feature to the senior secured convertible promissory note in the amount of $475,000. This amount is being amortized over the life of the debt using the effective interest method. Warrant amortization expense was $12,050 and is included in interest expense in the consolidated statements of operations for the year ended December 31, 2006, and unamortized debt discount of $0.5 million is included in the accompanying consolidated balance sheets as of December 31, 2006.

11. RECAPITALIZATION TRANSACTION

      On March 31, 2004 Spencer Trask and a related party to the Company consummated a transaction with the Company wherein the Company issued to Spencer Trask and such related party a total of 9.6 million shares of common stock, 7.5 million shares of Vyteris Holdings Series B convertible redeemable preferred stock, and other nominal consideration in exchange for $20.3 million principal amount of convertible, secured promissory notes payable to related parties and $2.9 million of secured promissory notes payable to related parties (collectively, the "Spencer Trask Notes"), $2.6 million of accrued and unpaid interest on the Spencer Trask Notes, 3.0 million shares of Vyteris. Inc. Series B convertible redeemable preferred stock and the cancellation of warrants to purchase 852,665 shares of Vyteris, Inc. common stock with a paid-in capital value of $0.6 million (the "Recapitalization Transaction").

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

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

decreasing the number of shares represented by each outstanding share of such stock), plus an amount equal to all declared but unpaid dividends on the Vyteris Holding's Series B convertible redeemable preferred stock.

      The Company accrued cumulative dividends in arrears on Vyteris Holdings Series B convertible redeemable preferred stock by recognizing $0.6 million, $0.6 million and $0.2 million, for the three years ended December 31, 2006, 2005 and 2004, respectively, of interest expense to related parties in the accompanying consolidated statement of operations and increasing the redemption value of the Vyteris Holdings Series B convertible redeemable preferred stock.

      With respect to the distribution of assets, Vyteris Holdings Series B convertible redeemable preferred stock ranks senior to the Company's common stock. Each share of Vyteris Holdings Series B convertible redeemable preferred stock is convertible at any time, at the option of the holder, into common stock at a price per share if converted within 18 months from March 31, 2004, of $9.55; if converted within the next 18 months, $7.16; or if converted any time after March 31, 2007, $3.58. The holders of Vyteris Holdings Series B convertible redeemable preferred stock (and the holders of any other series of preferred stock with similar voting rights as the Vyteris Holdings Series B convertible redeemable preferred stock) vote together with the holders of shares of common stock as a single class in all matters to be voted on by shareholders of the Company, except that the vote or consent of the holders of a majority of the shares of Vyteris Holdings Series B convertible redeemable preferred stock is necessary to authorize or issue an equity security having any preference over or being on a parity with the Vyteris Holdings Series B convertible redeemable preferred stock with respect to dividend or liquidation preference; increase the number of authorized shares of Vyteris Holdings Series B convertible redeemable preferred stock; or amend, alter or repeal any provision of the Company's Certificate of Incorporation, Certificate of Designations or By-laws, if such action would alter, in any material respect, the rights of the Vyteris Holdings Series B convertible redeemable preferred stock. Mandatory redemption commences on March 1, 2006, the first anniversary date of the first commercial sale of LidoSite and continuing for one year thereafter, the Company is required to redeem (on a quarterly basis) an amount of Vyteris Holdings Series B convertible redeemable preferred stock equal to 5% of the gross profits derived from the sale of LidoSite. During the following years, the Company is required to redeem (on a quarterly basis) an amount of Vyteris Holdings Series B convertible redeemable preferred stock equal to 10% of the gross profits derived from the sale of LidoSite. No such redemptions have been required to date.

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

12. RELATED PARTY TRANSACTIONS

      In addition to the Secured Promissory Notes transaction described in Note 6, the August Financing described in Note 9, the 2006 Financings described in
Note 10, and the Recapitalization Transaction described in Note 11, the Company had the following related party transactions:

            o     At  December  31,  2006 and  2005,  approximately  $71,000  is included in due to related party in the accompanying consolidated balance sheets for amounts owed to Spencer Trask and Spencer Trask Ventures, Inc. for certain expenses paid on behalf of the Company.

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

            o During each of the years ended December 31, 2006 and 2005, the Company made minimum lease payments of approximately $0.2 million and $0.3 million, respectively, under a non-cancelable operating sublease with Becton, Dickinson and Company, or Becton Dickinson, for office and facility space. In addition, the Company owed Becton Dickinson approximately $0.1 million and $0.03 million at December 31, 2006 and 2005, respectively. The Company operated as a division of Becton Dickinson for over ten years. In November 2000, Becton Dickinson transferred to us certain assets in exchange for common stock, preferred stock and a royalty agreement. The Company's non-cancelable operating sublease with Becton Dickinson expired on September 30, 2006. In August 2006, the Company entered into a five year lease agreement for its principal facility which houses its FDA approved manufacturing operations.

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

            o On April 26, 2005, the Company announced the appointment of Russell O. Potts, Ph.D. to its Board of Directors. Dr. Potts has served the Company as an independent consultant in drug delivery, glucose monitoring and medical devices since April 2003. During the year ended December 31, 2006 and 2005, we have paid Dr. Potts approximately $80,000 and $10,000, respectively, for consulting services provided by Dr. Potts.

13. INCOME TAXES

      The Company has available for federal and New Jersey income tax purposes net operating loss carryforwards ("NOLs"), subject to review by the authorities, aggregating approximately $78.2 million and $61.9 million respectively. NOLs for federal purposes expire from 2020 to 2026 and New Jersey from 2009 to 2013. The difference between the deficit accumulated for financial reporting purposes and the net operating loss carryforwards for income tax purposes is primarily due to differences in accounting and tax bases of certain assets resulting from the Transaction Agreement.

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

      Except as described below, the Company has not recorded a provision for or benefit from income taxes in the accompanying consolidated financial statements due to recurring losses and the uncertainty of the future realization of its deferred tax assets. Accordingly, the Company has provided a full valuation allowance against its federal deferred tax assets. The valuation allowance for the years ended December 31, 2006, 2005 and 2004 increased by approximately $7.9 million, $10.2 million and $11.6 million, respectively.

      Significant components of the Company's deferred tax assets at December 31, 2006 and 2005 are as follows:

                                                          DECEMBER 31,
                                                          ------------
Deferred tax assets: .......................         2006              2005
                                                 ------------      ------------
  Net operating tax loss carryforwards .....     $ 30,274,000      $ 24,312,000
  Research and development tax credits .....        1,583,000         1,425,000
  Amortization of loan discount and
    accrued interest, related party ........        3,580,000         2,485,000
  Stock Warrants - Beneficial warrant
    conversion and revaluation .............        2,798,000         2,143,000
  Fixed asset depreciation .................        1,787,000         1,691,000
  Inventory reserves
                                                      301,000           989,000
  Allowance for asset impairments
                                                      930,000           852,000
  Other ....................................        1,057,000           478,000
                                                 ------------      ------------
    Total deferred tax asset ...............       42,310,000        34,375,000
  Less valuation allowance .................      (42,310,000)      (34,375,000)
                                                 ------------      ------------
    Net deferred tax asset .................     $         --      $         --
                                                 ============      ============

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      In 2006, 2005, and 2004, the Company sold approximately $5.8 million, $3.6 million and $4.2 million, respectively, of its State Net Operating Loss carryforwards under the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program"). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale in 2006, 2005, and 2004, net of commissions, were $0.5 million, $0.3 million and $0.3 million, respectively, and such amounts were recorded as a tax benefit in the accompanying consolidated statements of operations. The State of New Jersey renews the Program annually and currently limits the aggregate proceeds to $60.0 million. The Company cannot be certain if it will be able to sell any of its remaining or future New Jersey loss carryforwards or tax credits under the Program.

      A reconciliation of the statutory tax rates for the years ended December 31, 2006, 2005 and 2004 is as follows:

                                                               DECEMBER 31,
                                                               ------------
                                                         2006     2005      2004
                                                         ----     ----      ----

Statutory rate ......................................    (34)%    (34)%    (34)%

State income tax ....................................     (2)%     (7)%     (8)%
Research and development credits ....................     (1)%     (2)%     (2)%
Change in valuation allowance and other items .......     39%      42%      42%
                                                         ---      ---      ---
    Benefit for income tax ..........................     (2)%     (1)%     (2)%
                                                         ===      ===      ===

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

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

LEASES

      In August 2006, the Company entered into a five year lease agreement for its principal facility which houses its FDA approved manufacturing operations. As part of the agreement, the Company paid $0.2 million for a security deposit and issued a $0.2 million letter of credit to the landlord. STSG, a principal stockholder of and lender to the Company, deposited $0.2 million on the Company's behalf to secure this letter of credit

      At December 31, 2006, the minimum lease payments under capital lease obligations and non-cancelable operating subleases for office and facility space are as follows:

                                                          CAPITAL
                                                           LEASE       OPERATING
                                                        OBLIGATIONS    LEASE (1)
                                                        -----------   ----------
Years ended December 31,
  2007 ..............................................   $   35,538    $  568,814
  2008 ..............................................       23,692       578,767
  2009 ..............................................           --       603,144
  2010 ..............................................           --       641,858
  2011 ..............................................           --       492,223
  Thereafter ........................................           --     1,204,215
                                                        ----------    ----------
  Total minimum lease payments ......................       59,230    $4,089,021
                                                                      ==========
  Less amounts representing interest (interest
    imputed using rates from 7.4%-13.8%) ............       (7,062)
                                                        ----------
  Present value of minimum capital lease payments ...       52,168
  Less current portion of capital lease obligation ..       29,746
                                                        ----------
  Capital lease obligation, less current portion ....   $   22,422
                                                        ==========

(1)   Includes   minimum  lease  payments  of  $0.2  million  in  2006  under  a non-cancelable operating sublease with Becton Dickinson for office and facility space.

      Rent expense recorded in the accompanying consolidated statements of operations was approximately $0.5 million, $0.6 million and $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

INVESTMENT SERVICES AGREEMENTS

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

15. STOCK COMPENSATION PLANS

2005 STOCK OPTION PLANS

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

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

OUTSIDE DIRECTOR STOCK INCENTIVE PLAN

      In November 2005 the Company's Board of Directors approved the adoption of the Outside Director Stock Incentive Plan (the "Directors' Incentive Plan"). The purpose of the Directors' Incentive Plan is to attract qualified candidates to accept positions of responsibility as outside directors with the Company. The Company has reserved an aggregate of 500,000 common shares for issuance pursuant to the Directors' Incentive Plan. Under the Directors' Incentive Plan each director who is not and has not been an employee of the Company for a period of twelve months prior to appointment as a director (an "Outside Director") is entitled to receive a stock award equal to $1,500 in value for each qualified meeting, as defined in the Directors' Incentive Plan, attended. The stock award is payable in stock, or in a combination of stock and cash with the cash component capped at a maximum of 40% of the value of the stock award. In addition, each Outside Director shall receive an annual option grant to purchase 10,000 shares of the Company's common stock. As of December 31, 2006, the Company issued 70,000 option grant to purchase shares of the Company's common stock to its Board of Directors under the Directors' Incentive Plan.

      Stock option transactions for the years ended December 31, 2006, 2005 and 2004 under all plans are as follows:

                                                        NUMBER OF       EXERCISE PRICE    WEIGHTED AVERAGE
                                                          SHARES           PER SHARE       EXERCISE PRICE    INTRINSIC VALUE
                                                        ---------       --------------    ----------------   ---------------
Outstanding at January 1, 2004 ....................       188,009        $1.43 - 9.50          $4.10
Granted ...........................................       635,202         1.90 - 1.90           1.90
Exercised .........................................       (20,807)        1.43 - 1.90           1.60
Forfeited .........................................       (89,273)        1.43 - 9.50           7.00
                                                        ---------
Outstanding at December 31, 2004 ..................       713,131         1.43 - 1.90           1.90
Granted ...........................................     2,003,757         1.60 - 3.04           2.97
Exercised .........................................            --                  --             --
Forfeited .........................................      (212,855)        1.91 - 3.04           2.68
                                                        ---------
Outstanding at December 31, 2005 ..................     2,504,033         1.43 - 3.04           2.65
Granted ...........................................     2,020,000         0.28 - 1.45           1.20
Exercised .........................................            --                  --             --
Forfeited .........................................      (303,105)        1.43 - 3.04           2.81
                                                        ---------
Outstanding at December 31, 2006 ..................     4,220,928        $0.28 - 3.04          $1.97            $174,800
                                                        =========

Exercisable at December 31, 2006 ..................     2,168,462        $1.31 - 3.04          $2.52            $     --
                                                        =========

      During 2004, a total of 53,598 of the cancelled stock options were reissued with an exercise price of $1.90. In accordance with APB No. 25 and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, the reissued options are accounted for as a direct re-pricing, which requires the Company to re-measure the option value until the option is exercised, expired or

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

forfeited.  During  2004,  the  Company  re-measured  the  option  value  of the re-priced stock options and recognized compensation (income) expense of approximately ($79,000) and $18,600 in the consolidated statement of operations for the years ended December 31, 2005 and 2004, respectively. The Company did not re-price stock options in the years ended December 31, 2006 and 2005.

      The following table summarizes information about stock options outstanding and exercisable under all plans at December 31, 2006:

                                     OPTIONS OUTSTANDING AT                      OPTIONS EXERCISABLE AT
                                        DECEMBER 31, 2006                           DECEMBER 31, 2006
                        ---------------------------------------------------   ----------------------------
                                                         WEIGHTED AVERAGE
                        NUMBER OF   WEIGHTED AVERAGE  REMAINING CONTRACTUAL   NUMBER OF   WEIGHTED AVERAGE
EXERCISE PRICE           SHARES      EXERCISE PRICE        LIFE (YEARS)         SHARES      EXERCISE PRICE
--------------           ------      --------------        ------------         ------      --------------
$ 0.28..............      230,000        $ 0.28               5.1                    --         $  --
$ 1.31..............    1,750,000          1.31               4.0               200,000          1.31
$ 1.43..............        9,599          1.43               4.3                 9,599          1.43
$ 1.45..............       40,000          1.45               8.9                15,000          1.45
$ 1.60..............       52,500          1.60               8.9                17,498          1.60
$ 1.91..............      583,396          1.91               6.7               583,396          1.91
$ 2.40..............       86,000          2.40               8.6                86,000          2.40
$ 3.04..............    1,469,433          3.04               7.8             1,256,969          3.04
                        ---------                                             ---------
Total...............    4,220,928        $ 1.97               6.0             2,168,462         $2.52
                        =========                                             =========

      The following table summarizes the Company's unvested stock awards under all plans as of December 31, 2006, and changes during the twelve months ended December 31, 2006, is presented below:

                                                                WEIGHTED AVERAGE
                                                                   GRANT DATE
            UNVESTED STOCK AWARDS                    SHARES        FAIR VALUE
            ---------------------                    ------        ----------
Unvested at January 1, 2006 ..................       667,894          $2.12
Awards .......................................     2,020,000          $0.77
Forfeitures ..................................      (208,400)         $2.26
Deletions ....................................            --             --
Vestings .....................................      (427,028)         $1.35
                                                   ---------
Unvested at December 31, 2006 ................     2,052,466          $0.94
                                                   =========

      Stock options available for grant under all stock option plans covered a total of 1,180,974 shares of common stock at December 31, 2006. Stock options available for grant under the 2005 Stock Option Plan covered 750,974 shares of stock, and the Outside Director Stock Incentive Plan covered 430,000 shares of stock at December 31, 2006.

      On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, requiring it to recognize expense related to the fair value of its stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R, and therefore has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

      The fair value of stock-based awards was estimated using the Black-Scholes model, or in the case of awards with market or performance based conditions, the binomial model with the following weighted-average assumptions for stock options granted in years ended December 31, 2006, 2005 and 2004:

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                    YEARS ENDED DECEMBER 31,
                                               ---------------------------------
                                                2006         2005         2004
                                               ------       ------       ------
Expected holding period (years) .........         5.0          6.0          6.0
Risk-free interest rate .................        4.44%        3.99%        3.97%
Dividend yield ..........................           0%           0%           0%
Fair value of options granted ...........      $ 1.33       $ 2.35       $ 1.80
Expected volatility .....................        96.6%        97.0%          (1)
Forfeiture rate .........................        8.39%          --           --

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

      The following table sets forth the total stock-based compensation expense resulting from stock options in the Company's consolidated statements of operations for the year ended December 31, 2006:

            Research and development ....................   $291,953
            General and administrative ..................    642,547
                                                            --------
              Stock-based compensation expense before
                income taxes ............................    934,500
            Income tax benefit ..........................         --
                                                            --------
              Total stock-based compensation expense
                after income taxes ......................   $934,500
                                                            ========

      As of December 31, 2006, $1.6 million of total  unrecognized  compensation
cost   related  to  stock   options  is  expected  to  be   recognized   over  a
weighted-average period of 3.0 years.

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

      On December 19, 2005, the Company entered into an employment agreement with Timothy McIntyre, pursuant to which, commencing on January 1, 2006, Mr. McIntyre will serve as the President and CEO of the Company. In connection with his employment agreement, Mr. McIntyre was granted options covering up to 1,750,000 shares of Company common stock with vesting upon the achievement of several milestones. The milestones contained in this agreement consisted of both market and performance based vesting terms. As of December 31, 2006, 200,000 stock options vested under this employment agreement, for which the Company recorded $0.2 million in compensation expense in the consolidated statement of operations for the year ended December 31, 2006.

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. EMPLOYMENT BENEFIT PLAN

      During December 2000, the Company's Board of Directors adopted a 401(k) plan (the "Plan"), effective January 1, 2001 that covers substantially all employees. The Company expensed approximately $122,000, $140,000 and $115,000 in contributions to the Plan for the years ended December 31, 2006, 2005 and 2004, respectively.

17. MATERIAL AGREEMENTS

      The Company entered into a license,  development and supply agreement with
B. Braun Medical, Inc., or B. Braun, on September 20, 2002 and amendments to that agreement on March 7, 2006 and January 1, 2007 to provide a principal sales and marketing distributor for LidoSite in the hospital market. The Company refer to this agreement, as amended, as the B. Braun Agreement.

      The principal terms of the B. Braun Agreement provide for the following:

            o B. Braun will act as our principal sales and marketing distributor for LidoSite in the hospital market;

            o The Company is responsible for manufacturing and delivering LidoSite product to B. Braun;

            o Title and risk of loss transfer to B. Braun upon delivery of the LidoSite product by us. The Company has no storage obligations once the product has been delivered to B. Braun; and

            o B. Braun will be responsible for marketing, distribution and international registration, except for Japan, and will have the right to distribute the product in such manner as it shall determine.

      In September 2004, the Company entered into a license and development agreement for an infertility product with Ferring, a leading pharmaceutical company in women's health. The Company and Ferring will jointly develop the infertility product, the Company will be responsible for manufacturing the product, and Ferring will be responsible for the marketing and sales of the product. The agreement provides for Ferring and the Company to share development costs, for Ferring to fund the clinical trials and regulatory filings, for Ferring to make payments to the Company upon the Company's reaching certain milestones, for Ferring to pay a royalty on sales of this infertility product, and for the payment of a transfer price by Ferring to the Company upon shipments of the infertility product by the Company to Ferring. The current projected development timeline is that a New Drug Application for the product will be submitted to the Federal Drug Administration in 2009. The revenues to be earned by the Company from sales of this product are a function of the selling price, the gross sales made in each year by Ferring, the number of units sold, and the contract year.

      The Company is required to pay Becton Dickinson a royalty in respect of sales of each iontophoresis product stemming from intellectual property received by the Company from Becton Dickinson as part of the formation of the Company. For each such product, on a country-by-country basis, that obligation continues for the later of 10 years after the date of the first commercial sale of such product in a country and the date of the original expiration of the last-to-expire patent related to such product granted in such country. The royalty, which is to be calculated semi-annually, will be equal to the greater of 5% of all direct revenues, as defined below, or 20% of all royalty revenues, with respect to the worldwide sales on a product-by-product basis. No royalties will be earned by Becton Dickinson prior to November 10, 2005. "Direct revenues" are the gross revenues actually received by the Company from the commercial sale of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges or certain other expenses. "Royalty revenues" are the gross revenues actually received by the Company from any licensing or other fees directly relating to the licensing of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges and certain other expenses. Total accrued royalty in the consolidated balance sheet as of December 31, 2006 and 2005 was insignificant

      On December 19, 2005, the Company entered into an employment agreement with Timothy McIntyre, pursuant to which, commencing on January 1, 2006, Mr. McIntyre will serve as the President and CEO of the Company. Mr. McIntyre's employment agreement is for a term of two years, with one year automatic renewals, subject to early termination by either the Company or Mr. McIntyre. Mr. McIntyre's salary for 2006 will be $0.4 million. Mr. McIntyre is eligible for a discretionary bonus, targeted at 50% of his base salary, based on milestone achievement. Mr. McIntyre is also entitled to a signing bonus of $0.2 million, payable in four equal installments on January 1 and

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

July 1, 2006 and January 1 and July 1, 2007. Mr. McIntyre is entitled to 12 months severance if his employment is terminated by the Company without cause or by Mr. McIntyre with good reason, in each case as those terms are defined in his employment agreement. Mr. McIntyre is subject to a non-compete and non-solicitation agreement, contained in his employment agreement, running for a period of 12 months following the termination of his employment. Severance and certain portions of Mr. McIntyre's compensation have been guaranteed by Spencer Trask Specialty Group, the Company's largest stockholder, pursuant to a separate guarantee agreement between Spencer Trask Specialty Group and Mr. McIntyre.

      In connection with his employment agreement, Mr. McIntyre was granted options covering up to 1,750,000 shares of Company common stock, pursuant to the Company's 2005 Stock Option Plan, with vesting upon the achievement of milestones. As of December 31, 2006, 200,000 stock options vested under this employment agreement. The Board of Directors of the Company has approved an increase in the size of the Plan of 2,000,000 shares of Company common stock, in part to accommodate the grant to Mr. McIntyre.

18. MERGER

      At January 1, 2004, there were 759,428 shares of common stock outstanding. The following is a summary of transactions in Vyteris' common stock from January 1, to September 29, 2004 resulting in 18,952,646 shares of Vyteris common stock issued and outstanding prior to consummation of the Merger on September 29, 2004 with Vyteris Holdings:

            o issued 20,807 shares of common stock on the exercise of stock options;

            o     issued    9,637,000    shares   of   common   stock   in   the
                  Recapitalization Transaction;

            o issued 69,833 shares of common stock upon redemption of the Becton Dickinson Convertible Note;

            o     issued 279,333  shares of common stock to Becton  Dickinson in
                  exchange   for  its  333,333   shares  of  Vyteris   Series  A
                  convertible redeemable preferred stock;

            o issued 4,206,792 shares of common stock upon consummation of the September Private Placement;

            o issued 3,560,453 shares of common stock upon conversion of the December Notes; and

            o issued 419,000 shares of common stock as consideration for the Working Capital Commitment.

      The terms of the Merger called for each share of common stock to be exchanged for 0.419 shares of common stock; as a result, the holders of common stock were entitled to receive 18,952,646 shares of common stock. At the Merger date, September 29, 2004, there were 341,212 shares of Treasure Mountain Holdings, Inc. common stock outstanding.

19. Loss Per Share

      The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share for the years ended December 31, 2006, 2005 and 2004.

                                             Years Ended December 31,
                                             ------------------------
                                      2006            2005            2004
                                  ------------    ------------    ------------
Numerator:
  Net loss ....................   $(20,250,660)   $(25,260,869)   $(22,566,644)
Denominator:
  Weighted average shares .....     25,770,292      19,293,858      10,319,226
                                  ------------    ------------    ------------
Basic and diluted net
  loss per share...............   $      (0.79)   $      (1.31)   $      (2.19)
                                  ============    ============    ============

      The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period.

                                                       DECEMBER 31,
                                                       ------------
                                           2006           2005           2004
                                        ----------     ----------     ----------
Convertible preferred stock .......      1,047,500      1,047,500        785,625
Convertible debt ..................      7,990,886      4,485,847             --
Warrants ..........................     34,666,003      7,989,169      5,210,000
Options ...........................      4,220,928      2,504,033        714,277
B. Braun purchase right ...........             --             --         38,797
                                        ----------     ----------     ----------
  Total ...........................     47,925,317     16,026,549      6,748,699
                                        ==========     ==========     ==========

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     As of December 31, 2006 the following warrants were outstanding:

          NUMBER OF SHARES           EXERCISE PRICE      EXPIRATION DATE
          ----------------           --------------      ---------------
                     20,950          $    9.55               2010(1)
                  1,226,280          $    4.47               2009(1)
                     52,083          $    2.88               2013(3)
                  1,780,226          $    2.39               2009(1)
                  3,455,025          $    1.09               2009(3)
                    917,650          $    1.09               2009(3)
                  3,968,724          $ 0.77 - 2.40           2011(3)
                  3,298,372          $    0.77               2014(3)
                    705,364          $    0.75               2011(3)
                  9,500,000          $    0.45               2008(3)
                  2,000,000          $    0.45               2008(3)
                    950,000          $    0.45               2011(3)
                    200,000          $    0.45               2011(3)
                  4,291,329          $    0.25               2012(2)
                  1,900,000          $    0.25               2011(3)
                    400,000          $    0.25               2011(3)
                ----------
                34,666,003
                ----------

(1) Warrants were issued in 2004 or prior.

(2) Warrants were issued in 2005, see Note 9.

(3) Warrants were issued in 2005 and 2006, see Note 10.

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

20. Selected Quarterly Financial Data (Unaudited)

                                                                                       QUARTERS ENDED
                                                           ------------------------------------------------------------------------
                                                             DEC. 31,           SEPT. 30,            JUNE 30,           MARCH 31,
                                                               2006                2006                2006                2006
                                                           ------------        ------------        ------------        ------------
Product sales ......................................       $     11,818        $      1,761        $      8,508        $     48,072
Product development revenue ........................            703,229             571,789             562,146             406,204
Other revenue ......................................             31,170              31,169              31,144              57,100
                                                           ------------        ------------        ------------        ------------
   Total revenue ...................................            746,217             604,719             601,798             511,376

Cost of sales ......................................              6,704                  --              43,702             190,308
Research and development ...........................          2,347,390           1,998,448           1,858,379           1,876,011
General and administrative .........................          3,022,382           1,739,119           1,459,427           1,548,118
Impairment of fixed assets .........................            192,850                  --                  --                  --
Registration rights penalty ........................             65,580              65,581              64,868              64,155
                                                           ------------        ------------        ------------        ------------
    Total costs and expenses .......................          5,634,906           3,803,148           3,426,376           3,678,592

Interest income ....................................            (34,516)            (25,113)            (16,844)            (16,962)
Interest expense to related parties ................            608,478             430,612             345,832             382,963
Interest expense ...................................          1,853,399             638,960             641,121             609,132
                                                           ------------        ------------        ------------        ------------
    Interest expense, net ..........................          2,427,361           1,044,459             970,109             975,133

Loss from extinguishment of debt ...................            382,781                  --                  --                  --
Loss from revaluation of warrants issued
in excess of authorized shares .....................            837,764                  --                  --                  --
                                                           ------------        ------------        ------------        ------------
    Total other expense, net .......................          3,647,906           1,044,459             970,109             975,133

  Loss before benefit from state taxes .............         (8,536,595)         (4,242,888)         (3,794,687)         (4,142,349)
Benefit from state income taxes ....................           (465,859)                 --                  --                  --
                                                           ------------        ------------        ------------        ------------
  Net loss .........................................       $ (8,070,736)       $ (4,242,888)       $ (3,794,647)       $ (4,142,349)
                                                           ============        ============        ============        ============
Net loss per common share:
  Basic and diluted ................................       $      (0.19)       $      (0.22)       $      (0.20)       $      (0.21)
                                                           ============        ============        ============        ============

Weighted average number of shares:
  Basic and diluted ................................         45,200,327          19,295,319          19,295,152          19,293,858

                                                                                       QUARTERS ENDED
                                                           ------------------------------------------------------------------------
                                                             DEC. 31,           SEPT. 30,            JUNE 30,           MARCH 31,
                                                               2005                2005                2005                2005
                                                           ------------        ------------        ------------        ------------
Product sales ......................................       $      1,318        $        734        $     28,946        $    284,499
Product development revenue ........................            557,193             254,268             376,633             219,789
Other revenue ......................................             93,970             313,690              64,102              13,864
                                                           ------------        ------------        ------------        ------------
   Total Revenue ...................................            652,481             568,692             469,681             518,152

Cost of sales ......................................            389,586           1,239,588           1,194,478             584,050
Research and development ...........................          2,905,577           2,746,186           1,825,600           1,445,237
General and administrative .........................          1,196,163           1,546,318           1,448,316           1,529,440
Impairment of fixed assets .........................          2,134,308                  --                  --                  --
Registration rights penalty ........................             64,155             130,942             658,000             767,667
                                                           ------------        ------------        ------------        ------------
    Total costs and expenses .......................          6,689,789           5,663,034           5,126,394           4,326,394

Interest income ....................................            (26,629)            (22,739)             (5,363)            (19,818)
Interest expense to related parties ................            461,292             777,238             514,266             468,911
Interest expense ...................................            665,729           3,142,128                 411                 560
                                                           ------------        ------------        ------------        ------------
  Loss before benefit from state taxes .............         (7,137,700)         (8,990,969)         (5,166,027)         (4,257,895)
Benefit from state taxes ...........................           (291,722)                 --                  --                  --
                                                           ------------        ------------        ------------        ------------
Net loss ...........................................       $ (6,845,978)       $ (8,990,969)       $ (5,166,027)       $ (4,257,895)
                                                           ============        ============        ============        ============

Net loss per common share:
  Basic and diluted ................................       $      (0.35)       $      (0.47)       $      (0.27)       $      (0.22)
                                                           ============        ============        ============        ============

Weighted average number of shares:
  Basic and diluted ................................         19,293,858          19,293,858          19,293,858          19,293,858

                         VYTERIS HOLDINGS (NEVADA), INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

21. SUBSEQUENT EVENTS

      On February 23, 2007, the Company entered into a nonbinding written letter of intent (the "Letter of Intent"), titled the "Spencer Trask Ventures, Inc. Proposal for the Acquisition of Lehigh Valley Technologies, Inc. by Vyteris Holdings (Nevada), Inc.," with respect to the potential acquisition by the Company of privately-held Lehigh Valley Technologies, Inc., ("LVT").

      Subject to conditions contained in the Letter of Intent, including, without limitation, approval of the transaction described in the Letter of Intent (the "Transaction") by the board of directors and stockholders of the Company, the absence of an injunction or order by any governmental authority prohibiting the Transaction, due diligence, the execution and delivery of definitive agreements with respect to the Transaction (including, without limitation, an acquisition agreement and an employment agreement with LVT's chief executive officer, Jeffrey M. Moshal, an audit of LVT's 2006, 2005 and 2004 financial statements, and other customary closing conditions, the Company, through a to-be-formed wholly owned subsidiary, would acquire 100% of the capital stock of LVT, and the shareholders of LVT, in the aggregate, would receive $13.0 million in cash and $3.0 million in principal amount of 6% secured convertible notes ("Secured Notes"). LVT would be required to reduce any outstanding debt to approximately $0.7 million and have a working capital balance of no less than zero at closing. The Company would be obligated to promptly register the shares of Company common stock into which the Secured Notes would be convertible. In order to consummate the Transaction, the Company will need to obtain financing for the entire amount of the cash purchase price.

      In the first quarter of 2007, STVI sold an additional $0.4 million of common stock at $0.75 per share for a total of 494,000 shares of common stock under the December 2006 Financing (see Note 10). Net proceeds were $0.3 million, with finders fees and other legal costs of $0.04 million recorded as a reduction of equity as a cost of the transaction. Wolverine sold an additional $6.4 million of common stock at $0.75 per share for a total of 8,493,334 shares of common stock under the December 2006 Financing (see Note 10). Net proceeds were $5.7 million, with finders fees and other legal costs of $0.6 million recorded as a reduction of equity as a cost of the transaction.

      On March 12, 2007, the Company borrowed from Donald F. Farley, Chairman of the Board of Directors of the Company, $200,000 at an interest rate of 10% per annum, plus reimbursement to Mr. Farley for his closing costs. The Company repaid this loan in full on March 28, 2007.

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

      Section 404 of the Sarbanes-Oxley Act requires us to provide an assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal year 2007. We are in the process of performing the system and process documentation, evaluation and testing necessary to make its assessment. We have not completed this process or its assessment. In the process of evaluation and testing, we may identify deficiencies that will require remediation.

ITEM 8B. OTHER INFORMATION.

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      Information with respect to our executive officers and directors and with respect to Item 405 disclosure of delinquent Form 3, 4 or 5 filers will be contained in the Definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders; said information is incorporated herein by reference.

      The Company has adopted a code of ethics entitled "Code of Ethics for the Senior Financial Officers, Executive Officers and Directors of Treasure Mountain Holdings, Inc." A copy is available to any person without charge upon written request to:

      Vyteris, Inc.
      Attention: Investor Relations
      13-01 Pollitt Drive
      Fair Lawn, New Jersey 07430

ITEM 10. EXECUTIVE COMPENSATION.

      A description of the compensation of our executive officers will be contained in the Definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders; said information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      A description of the security ownership of certain beneficial owners and management will be contained in the Definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders; said information is incorporated herein by reference.

ITEM  12.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE.

      A description of certain relationships and related transactions with management will be contained in the Definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders; said information is incorporated herein by reference.

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

10.72 11.5% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on January 31, 2006 is incorporated by reference to Exhibit
         10.72 of the Registrants' Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.73 Note and Warrant Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated January 31, 2006 is incorporated by reference to Exhibit 10.73 of the Registrants' Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.74 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated January 31, 2006 is incorporated by reference to Exhibit 10.74 of the Registrants' Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.75 Warrant Agreement issued to Spencer Trask Specialty Group, LLC on January 31, 2006 is incorporated by reference to Exhibit 10.75 of the Registrants' Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.76 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on February 13, 2006 is incorporated by reference to Exhibit
         10.76 of the Registrants' Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.77 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated February 13, 2006 is incorporated by reference to Exhibit 10.77 of the Registrants' Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.78 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated February 13, 2006 is incorporated by reference to Exhibit 10.78 of the Registrants' Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.79 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on February 16, 2006 is incorporated by reference to Exhibit
         10.79 of the Registrants' Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.80 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated February 16, 2006 is incorporated by reference to Exhibit 10.80 of the Registrants' Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.81 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated February 16, 2006. 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on February 16, 2006 is incorporated by reference to Exhibit 10.81 of the Registrants' Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.82 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on March 20, 2006 is incorporated by reference to Exhibit
         10.82 of the Registrants' Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.83 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated March 20, 2006 is incorporated by reference to Exhibit 10.83 of the Registrants' Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.84 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated March 20, 2006 is incorporated by reference to Exhibit 10.84 of the Registrants' Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.85 Separation Agreement between the Registrant and Michael McGuinness, dated March 16, 2006 is incorporated by reference to Exhibit 10.85 of the Registrants' Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.86 Separation Agreement between the Registrant and Vincent DeCaprio, dated December 27, 2005 is incorporated by reference to Exhibit 10.86 of the Registrants' Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.87 Employment Agreement, Stock Option Agreement between the Registrant and Timothy McIntyre, dated January 1, 2006. Guaranty between and Spencer Trask Specialty Group, LLC and Timothy McIntyre, dated January 1, 2006 is incorporated by reference to Exhibit 10.87 of the Registrants' Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.88 Amendment to the Securities Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated March 29, 2006 is
         incorporated  by  reference  to  Exhibit  10.88  to  the   Registrant's
         Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006.

10.89 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on April 4, 2006 is incorporated by reference to Exhibit
         10.89 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006.

10.90 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated April 4, 2006 is incorporated by reference to Exhibit 10.90 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006.

10.91 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated April 4, 2006 is incorporated by reference to Exhibit 10.91 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006.

10.92 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on April 18, 2006 is incorporated by reference to Exhibit
         10.92 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006.

10.93 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated April 18, 2006 is incorporated by reference to Exhibit 10.93 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006.

10.94 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated April 18, 2006 is incorporated by reference to Exhibit 10.94 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006.

10.95 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on May 5, 2006 is incorporated by reference to Exhibit 10.95 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006.

10.96 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated May 5, 2006 is incorporated by reference to
         Exhibit 10.96 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006.

10.97 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated May 5, 2006 is incorporated by reference to
         Exhibit 10.97 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006.

10.99 Allonge, Amendment and Waiver Number Two to the Securities Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated April 27, 2006 is incorporated by reference to Exhibit 10.99 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006.

10.100 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on May 23, 2006 is incorporated by reference to Exhibit
         10.100 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006.

10.101 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated May 23, 2006 is incorporated by reference to Exhibit 10.101 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006.

10.102 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated May 23, 2006 is incorporated by reference to Exhibit 10.102 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006.

10.103 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on June 8, 2006 is incorporated by reference to Exhibit
         10.103 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006.

10.104 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated June 8, 2006 is incorporated by reference to Exhibit 10.104 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006.

10.105 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated June 8, 2006 is incorporated by reference to Exhibit 10.105 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006.

10.106 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on June 26, 2006 is incorporated by reference to Exhibit
         10.106 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006.

10.107 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated June 26, 2006 is incorporated by reference to Exhibit 10.107 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006.

10.108 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated June 26, 2006 is incorporated by reference to Exhibit 10.108 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006.

10.109 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on July 7, 2006 is incorporated by reference to Exhibit
         10.109 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.110 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated July 7, 2006 is incorporated by reference to Exhibit 10.110 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.111 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated July 7, 2006 is incorporated by reference to Exhibit 10.111 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.112 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on July 17, 2006 is incorporated by reference to Exhibit
         10.112 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.113 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated July 17, 2006 is incorporated by reference to Exhibit 10.113 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.114 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated July 17, 2006 is incorporated by reference to Exhibit 10.114 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.115 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on August 2, 2006 is incorporated by reference to Exhibit
         10.115 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.116 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated August 2, 2006 is incorporated by reference to Exhibit 10.116 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.117 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated August 2, 2006 is incorporated by reference to Exhibit 10.117 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.118 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on August 17, 2006 is incorporated by reference to Exhibit
         10.118 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.119 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated August 17, 2006 is incorporated by reference to Exhibit 10.119 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.120 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated August 17, 2006 is incorporated by reference to Exhibit 10.120 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.121 Lease Agreement between Lincoln Fair Lawn Associates and the Registrant dated August 29, 2006 is incorporated by reference to Exhibit 10.121 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.122 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on August 30, 2006 is incorporated by reference to Exhibit
         10.122 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.123 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated August 30, 2006 is incorporated by reference to Exhibit 10.123 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.124 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated August 30, 2006 is incorporated by reference to Exhibit 10.124 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.125 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on August 31, 2006 is incorporated by reference to Exhibit
         10.125 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.126 Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated August 31, 2006 is incorporated by reference to Exhibit 10.126 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.127 Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated August 31, 2006 is incorporated by reference to Exhibit 10.127 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.128 Finder's Agreement between the Registrant and International Capital Advisory Inc. dated September 13, 2006 is incorporated by reference to
         Exhibit 10.128 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.129 Advisory Consulting Agreement between the Registrant and International Capital Advisory Inc. dated September 13, 2006 is incorporated by reference to Exhibit 10.129 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.130 Spencer Trask Ventures, Inc. Proposal for the Acquisition of Lehigh Valley Technologies, Inc. by the Registrant dated February 23, 2007.

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

23.1 Consent of Independent Registered Public Accounting Firm dated March 28, 2007.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

      A description of the principal accounting fees and services will be contained in the Definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders; said information is incorporated herein by reference.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Vyteris Holdings (Nevada), Inc.

        March 30, 2007                 By: /s/ Timothy J. McIntyre
                                           -------------------------------------
                                           Timothy J. McIntyre
                                           President and Chief Executive Officer

      In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                         Title                         Date
       ---------                         -----                         ----

/s/ TIMOTHY J. MCINTYRE   President and Chief Executive Officer   March 30, 2007
-----------------------               and Director
    Timothy J. McIntyre       (Principal Executive Officer)

/s/ DONALD F. FARLEY       Chairman of the Board of Directors     March 30, 2007
--------------------
    Donald F. Farley

/s/ DAVID DIGIACINTO                    Director                  March 30, 2007
--------------------
    David DiGiacinto

/s/ GREGORY B. LAWLESS                  Director                  March 30, 2007
----------------------
    Gregory B. Lawless

/s/ RUSSELL O. POTTS                    Director                  March 30, 2007
--------------------
    Russell O. Potts

/s/ JOSEPH N. HIMY            Principal Accounting Officer        March 30, 2007
------------------
    Joseph N. Himy