Form 10QSB
period 2007-03-31
Vyteris Holdings (Nevada), Inc.
filed 2007-05-15
CIK 1139950

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2007

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Commission File Number 000-32741
                                  VYTERIS, INC.
                   (formerly Vyteris Holdings (Nevada), Inc.)
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

                                 YES [ ] NO |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                   CLASS                          OUTSTANDING AT MAY 3, 2007
-------------------------------------------       --------------------------
   Common stock, par value $.001 share                      79,250,453

================================================================================
Transitional Small Business Disclosure Format (Check one):  [ ] YES |X| NO

================================================================================

                                  VYTERIS, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I    FINANCIAL INFORMATION

 Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheets as of March 31, 2007
            (Unaudited)and December 31, 2006..............................   3

          Unaudited Condensed Consolidated Statements of Operations for
            the Three Months ended March 31, 2007 and 2006................   4

          Unaudited Condensed Consolidated Statements of Stockholders'
            Equity (Deficit)..............................................   5

          Unaudited Condensed Consolidated Statements of Cash Flows for
            the Three Months ended March 31, 2007 and 2006................   6

          Notes to Unaudited Condensed Consolidated Financial Statements..   7

 Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................  25

 Item 3.  Controls and Procedures.........................................  53

PART II   OTHER INFORMATION

 Item 1.  Legal Proceedings...............................................  54

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....  54

 Item 3.  Defaults Upon Senior Securities.................................  54

 Item 4.  Submission of Matters to a Vote of Security Holders.............  54

 Item 5.  Other Information...............................................  54

 Item 6.  Exhibits........................................................  55

Signature  ...............................................................  56


        Vyteris, Inc.(R) is our trademark. LidoSite(R) is a registered trademark which we use under license from B. Braun Medical, Inc., or B. Braun, the trademark's owner. All other trademarks, servicemarks or trade names referred to in this Quarterly Report on Form 10-QSB are the property of their respective owners.


ITEM 1. FINANCIAL STATEMENTS

                                                       VYTERIS, INC.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                              MARCH 31,       DECEMBER 31,
                                                                                               2007              2006
                                                                                           ------------      ------------
ASSETS                                                                                     (Unaudited)
Current assets:
    Cash and cash equivalents........................................................      $  6,218,553      $  2,171,706
    Accounts receivable, net.........................................................           475,573            88,731
    Inventory, net...................................................................           126,356             3,374
    Prepaid expenses and other current assets........................................           226,566           311,684
    Restricted cash..................................................................            11,690            90,994
                                                                                           ------------      ------------
      Total current assets...........................................................         7,058,738         2,666,489

Restricted cash, less current portion................................................           330,755           300,000
Property and equipment, net..........................................................           884,480           936,103
Deferred offering costs, net.........................................................                 -            82,676
Other assets.........................................................................           273,376           273,376
                                                                                           ------------      ------------
TOTAL ASSETS.........................................................................       $8,547,349         $4,258,644
                                                                                            ===========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Secured demand promissory notes due to a related party...........................        $2,850,000        $2,500,000
    Senior secured convertible debentures, net.......................................                 -           210,048
    Warrant liability................................................................        19,656,973         8,993,368
    Accounts payable.................................................................         2,610,079         2,996,048
    Accrued registration rights penalty..............................................         1,945,103         1,880,948
    Accrued expenses, deferred revenue and current portion of capital leases.........         3,715,635         3,593,446
                                                                                           ------------      ------------
      Total current liabilities......................................................        30,777,790        20,173,858

Senior secured convertible promissory note, net......................................            68,644            12,050
Subordinated convertible notes due to a related party, net ..........................         5,330,968         5,325,631
Deferred revenue, less current portion...............................................           418,668           442,962
Capital lease obligation, less current portion.......................................            14,272            22,422

Preferred stock, 50,000,000 shares authorized, on March 31, 2007 and
      December 31, 2006:
    Series B convertible,  mandatorily  redeemable  preferred stock;  7,500,000 shares issued and  outstanding  on March 31, 2007 and December  31,  2006;  liquidation preference  $9,000,000  and  $8,850,000 at March 31, 2007 and December 31, 2006,
      respectively...................................................................         9,000,000         8,850,000
                                                                                           ------------      ------------
       Total liabilities.............................................................        45,610,342        34,826,923
                                                                                           ------------      ------------

Stockholders' equity (deficit):
    Common  stock,  par  value  $.001  per  share;   100,000,000   shares  authorized,
      77,935,453  and  63,284,956  shares  issued and  outstanding  at March 31,  2007
      and December 31, 2006, respectively............................................            77,935            63,285
    Additional paid-in capital.......................................................        74,202,008        70,922,366
    Retained earnings (accumulated deficit)..........................................      (111,342,936)    (101,553,930)
                                                                                           ------------      ------------
Total stockholders' equity (deficit).................................................       (37,062,993)     (30,568,279)
                                                                                           ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT).................................      $  8,547,349      $  4,258,644
                                                                                           ============      ============


             The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VYTERIS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                              -----------------------------
                                                  2007             2006
                                              ------------     ------------
     Revenues:
       Product sales .....................    $        856     $     48,072
       Product development ...............         925,150          406,204
       Other revenue .....................          24,295           57,100
                                              ------------     ------------
        Total revenues ...................         950,301          511,376
                                              ------------     ------------

    Cost and expenses:
      Cost of sales ......................               -          190,308
      Research and development ...........       2,135,103        1,876,011
      General and administrative .........       1,847,815        1,548,118
      Registration rights penalty ........          64,155           64,155
                                              ------------     ------------
        Total cost and expenses ..........       4,047,073        3,678,592
                                              ------------     ------------
    Loss from operations .................      (3,096,772)      (3,167,216)
                                              ------------     ------------
    Interest (income) expense:
       Interest expense to related parties         504,668          382,963
       Interest expense ..................         927,177          609,132
       Interest income ...................         (23,782)         (16,962)
                                              ------------     ------------
        Interest expense, net ............       1,408,063          975,133
                                              ------------     ------------
       Revaluation of warrant liability ..       5,284,171                -
                                              ------------     ------------
          Total other expense, net .......       6,692,234          975,133
                                              ------------     ------------
       Net loss ..........................    $ (9,789,006)    $ (4,142,349)
                                              ============     ============
    Net loss per common share:
          Basic and diluted ..............    $      (0.15)    $      (0.21)
                                              ============     ============
    Weighted average number of common
         shares:
       Basic and diluted .................      65,314,342       19,293,858


   The accompanying notes are an integral part of these condensed consolidated financial statements.



                                                            VYTERIS, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                             (UNAUDITED)


                                                                                                     RETAINED
                                                                                    ADDITIONAL        EARNINGS          TOTAL
                                                          COMMON STOCK               PAID-IN        (ACCUMULATED     STOCKHOLDERS'
                                                          ------------
                                                     SHARES           AMOUNT         CAPITAL          DEFICIT)     EQUITY (DEFICIT)
                                                     ------           ------         -------          --------     ----------------
Balance at December 31, 2006 ..................      63,284,956      $   63,285    $ 70,922,366    $(101,553,930)   $ (30,568,279)
 Stock-based compensation expense .............               -               -         264,500                -          264,500
 Issuance of common stock for capital raised ..      10,795,668          10,795       8,085,870                -        8,096,665
 Disbursements related to issuance costs of
  common stock ................................               -               -        (885,446)               -         (885,446)
 Issuance of warrants associated with working
  capital facility ............................               -               -         234,300                -          234,300
Issuance of common stock pursuant to conversion
  of senior secured convertible debentures ....       3,854,829           3,855         959,852                -          963,707
Reclassification of warrant value to a
    liability due to insufficient authorized
    shares ....................................               -               -      (5,379,434)               -       (5,379,434)
  Net loss ....................................               -               -               -       (9,789,006)      (9,789,006)
                                                    -----------------------------------------------------------------------------
 Balance at March 31, 2007.....................      77,935,453   $      77,935   $  74,202,008    $(111,342,936)   $ (37,062,993)
                                                    =============================================================================



                  The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                     VYTERIS, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)
                                                                                            THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                        ----------------------------
                                                                                            2007             2006
                                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................................................   $ (9,789,006)   $ (4,142,349)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ....................................................         92,791         200,096
   Stock based compensation charges .................................................        264,500         191,133
   Amortization of senior secured convertible debentures discount ...................        753,659         254,133
   Amortization of debt issuance costs ..............................................         11,405         118,528
   Accrued registration rights penalty ..............................................         64,155          64,155
   Loss on disposal of fixed assets .................................................              -           7,287
   Loss from revaluation of warrants issued in excess of authorized shares ..........      5,284,171               -
   Interest charges for warrants issued for working capital facility extension ......        234,300         202,400
   Other ............................................................................         77,678          28,039
Change in operating assets and liabilities:
   Accounts receivable ..............................................................       (386,842)       (172,097)
   Inventory ........................................................................       (122,982)        100,397
   Prepaid expenses and other assets ................................................         85,118         212,012
   Accounts payable .................................................................       (385,969)        207,556
   Accrued expenses and other liabilities ...........................................        (29,898)         21,633
   Interest payable to related parties ..............................................        368,226         170,972
                                                                                        ------------    ------------
Net cash (used in) operating activities .............................................     (3,478,694)     (2,536,105)
                                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash ..........................................................         48,549         210,000

Purchase of equipment ...............................................................        (41,168)         (2,227)
                                                                                        ------------    ------------
Net cash provided by investing activities ...........................................          7,381         207,773
                                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placements of common stock and warrants ...................      7,281,489               -
Proceeds from issuance of unsecured promissory notes to related parties .............              -         250,000
Proceeds from issuance of promissory note to related party ..........................              -       1,500,000
Proceeds from issuance of secured bridge note to related party ......................        200,000               -
Repayment of secured bridge note to related party ...................................       (200,000)              -
Proceeds from issuance of secured promissory note to related party ..................        350,000               -
Repayment of capital lease obligations and other ....................................       (113,329)         (8,881)
                                                                                        ------------    ------------
Net cash provided by financing activities ...........................................      7,518,160       1,741,119
                                                                                        ------------    ------------

Net increase (decrease) in cash and cash equivalents ................................      4,046,847        (587,213)
Cash and cash equivalents at beginning of the period ................................      2,171,706         826,177
                                                                                        ------------    ------------
Cash and cash equivalents at end of the period ......................................   $  6,218,553    $    238,964
                                                                                        ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Issuance  of  warrants  in  connection  with  issuance  of  subordinated  convertible
   unsecured promissory note ........................................................   $          -    $     62,267
Interest paid .......................................................................         28,122         215,725
Conversion of senior secured convertible debentures into common stock ...............        963,707               -
Increase in  reclassification  of warrant  value to a liability  due to  insufficient
   authorized shares ................................................................     13,535,038               -
Issuance of warrants  in  connection  with  issuance of secured  promissory  notes to
   related parties ..................................................................        234,300         202,400
Fair value of warrants issued to placement agents ...................................      1,045,487               -


           The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                          6

                                  VYTERIS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      ORGANIZATION AND BASIS OF PRESENTATION

        BUSINESS

        Vyteris, Inc. (formerly Vyteris Holdings (Nevada), Inc.) has developed and produced the first electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to administer certain therapeutics either directly to the skin or into the bloodstream. In January 2005, Vyteris, Inc. received approval from the United States Food and Drug Administration ("FDA") for its manufacturing facility and processes for LidoSite. Vyteris, Inc. holds over 60 U.S. patents relating to the delivery of drugs across the skin using a mild electric current and operates in one business segment. The terms "Vyteris" and the "Company" refer to each of Vyteris, Inc., its subsidiary, Vyteris, Inc. (incorporated in the State of New Jersey) and the combined company.


        BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the three month period ending March 31, 2007, the Company financed its operations with a $0.4 million loan in the form of a senior secured promissory note from Spencer Trask Specialty Group, LLP, or STSG (see Note 6). In addition, in the first quarter of 2007 the Company raised a total of $8.1 million pursuant to stock purchase agreements for the sale of shares of common stock at $0.75 per share (see Note 11). Net proceeds from these financings have not provided sufficient funds for the Company's current operations. Subsequent financings have been and will be required to fund the Company's operations. No assurance can be given that the Company will be successful in arranging the further financing needed to continue the execution of its business plan, which includes the development of new products. Failure to obtain such financing will require management to substantially curtail operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue in business as a going concern.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. The condensed consolidated balance sheet as of March 31, 2007 has been derived from those audited consolidated financial statements. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

        Intercompany balances and transactions have been eliminated in consolidation.

                                  VYTERIS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

2.      SIGNIFICANT ACCOUNTING POLICIES

        ACCOUNTING POLICIES

        There have been no significant changes in the Company's accounting policies (as detailed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006). The following significant accounting policies are included herein.

        RESTRICTED CASH

        As of December 31, 2006, the Company had $0.4 million of restricted cash, consisting of $0.1 million deposited in a cash collateral account to secure the payment of interest on the senior secured convertible debentures issued on August 19, 2005 and the optional debentures, and $0.3 million that guarantees issued letters of credit. As of March 31, 2007, the Company has $0.3 million of restricted cash, consisting of $0.01 million deposited in a cash collateral account to secure the payment of interest on the senior secured convertible debentures issued on August 19, 2005 and the optional debentures, and $0.3 million that guarantees issued letters of credit.

        STOCK OPTIONS

        On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our condensed consolidated statements of operations.

        The Company adopted SFAS No. 123R using the modified prospective method as of January 1, 2006. The Company's condensed consolidated financial statements as of and for the three month periods ended March 31, 2007 and 2006 reflect the impact of adopting SFAS No. 123R.

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

        The Company currently has a single customer, B. Braun Medical, Inc., or
B. Braun, to generate product revenue. The Company initially granted B. Braun the right to be its principal, worldwide sales and marketing distributor for its LidoSite product. On March 7, 2006 and on January 1, 2007 the Company and B. Braun

                                  VYTERIS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

amended B. Braun's right to be its exclusive worldwide sales and marketing distributor for its LidoSite product by granting back to the Company the sales and marketing distribution rights to the U.S. physician office market and the Japanese market. At this time, B. Braun has not provided the Company with a purchase order for the prospective calendar quarters, and minimal product revenue was generated during the first quarter of 2007.

        The LidoSite product consists of a patch that adheres to the skin and contains the medication and a small reusable battery-powered, wearable electronic dose controller that connects to the patch. The controller that has been developed for LidoSite is a simple, single-pulse device initiated by the push of a button, which turns on the electric current for a ten-minute interval as it delivers the drug. Sophisticated control circuitry senses the skin's electrical resistance and limits the amount of current that is delivered to a safe, comfortable level, thereby automatically adapting to a wide range of skin types and characteristics. The controller is designed to provide up to 99 applications of the LidoSite product. Certain defects relating to the operation of the controller have been remedied by the Company; however, there have been insufficient sales of the product to determine, on a widespread basis, if the remedies are effective, or if further changes will be needed to render the controllers fully effective.

        RECENTLY ISSUED ACCOUNTING STANDARDS

        In July 2006, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), effective for fiscal years beginning after December 15, 2006. FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately. A tax benefit will be recognized only if it meets a "more-likely-than-not" recognition threshold. For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. Tax positions that previously failed to meet this "more-likely-than-not" recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. The adoption of FIN 48 did not have a significant impact on the Company's financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities."("SFAS No. 159") permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

3.      RESTRUCTURING

        On January 31, 2006, the Company announced a headcount reduction of 21 employees or approximately 32% of the workforce as compared to December 31, 2005. The workforce reduction was intended to optimize the Company's resources to meet its immediate commercial opportunities. It was also reflective of the Company's inventory level of its LidoSite product. In connection with the reduction in headcount, the Company recorded approximately $0.1 million of severance related expenses in the condensed consolidated statement of operations during the three month period ended March 31, 2006. There were no unpaid severance costs as of December 31, 2006.

                                  VYTERIS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


4.      INVENTORIES, NET

        Inventories consist of the following:

                                            MARCH 31,      DECEMBER 31,
                                              2007            2006
                                            ---------      ---------
                                           (Unaudited)

           Raw materials ..............     $ 567,977      $ 510,276
           Work in process ............       203,385        203,964
           Finished goods .............             -         43,500
                                            ---------      ---------
              Inventory ...............       771,362        757,740
          Excess and obsolete inventory      (645,006)      (754,366)
                                            ---------      ---------
                   Inventory, net .....     $ 126,356      $   3,374
                                            =========      =========

        Inventories are stated at the lower of cost (first-in, first-out method) or market. The lower of cost or market adjustment included above amounted to $0.3 million and $0.4 million, at March 31, 2007 and December 31, 2006, respectively.

        The Company assesses the valuation of its inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory and the lower of cost or market adjustment. The key factors in the Company's inventory review process are the historical rates for raw material and fabricated patch meeting its product specification acceptance criteria, contractual terms with third parties and anticipated demand for the LidoSite product.

        In August 2006, the Company exchanged with B. Braun approximately 60,000 LidoSite patches with current expiration dates for the same amount of patches, with a longer expiration period, from the Company's finished goods inventory reducing its finished goods inventory and excess and obsolete reserve by approximately $0.2 million. In addition, inventory and related inventory reserves decreased during the three months ended March 31, 2007 and 2006 as the Company scrapped expired inventory.

5.      PROPERTY AND EQUIPMENT, NET

        Property and equipment, net consist of the following:

                                                                        MARCH 31,     DECEMBER 31,
                                                                         2007            2006
                                                                      -----------    -----------
                                                                      (Unaudited)

        Manufacturing and laboratory equipment......................  $ 2,040,126    $ 2,029,512
        Furniture and fixtures .....................................      324,669        324,669
        Office equipment ...........................................      290,926        260,373
        Leasehold improvements .....................................      330,657        330,657
        Software ...................................................      198,345        198,345
                                                                      -----------    -----------
                                                                        3,184,723      3,143,556
        Less: Accumulated depreciation and amortization.............   (2,300,243)    (2,207,453)
                                                                      -----------    -----------
                                                                      $   884,480    $   936,103
                                                                      ===========    ===========


        Depreciation and amortization expense, included in cost and expenses in the accompanying condensed consolidated statements of operations, was approximately $0.1 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively.

                                  VYTERIS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

6.      SECURED DEMAND PROMISSORY NOTES

        In September 2004, Spencer Trask Specialty Group, LLC ("STSG"), a related party, agreed to provide the Company (or, at its option, cause a related party to provide to the Company) with up to $5.0 million in working capital loans, as amended, in the form of 11.5% secured demand promissory notes (the "Working Capital Facility"). Pursuant to the terms of the Working Capital Facility, amounts drawn under the facility were to be repaid on or before November 15, 2005. The Working Capital Facility is secured by a lien on all of the Company's and its operating subsidiary's assets, which is subordinate to the lien on those assets held by the lenders in the December 2006 senior secured convertible promissory note (see Note 10). The Working Capital Facility initially expired on September 30, 2005.

        On February 23, 2007, STSG loaned to the Company $0.4 million in aggregate principal amount in the form of a senior secured promissory note subject to the terms of the Working Capital Facility. In connection with the loan, on a monthly basis the Company will issue to the noteholders warrants to purchase 49,280 shares of the Company's common stock at an exercise price of $0.75 per share. Management estimated that the fair value of the 98,560 warrants issued during the three months ended March 31, 2007 was approximately $0.1 million, using the Black-Scholes option-pricing model with the following weighted average assumptions; 4.75% risk-free interest rate, 5.0 years expected holding period and 99.1% expected volatility. The fair value of these warrants is included in interest expense to related parties in the accompanying condensed consolidated statements of operations.

        As of March 31, 2007 and December 31, 2006, respectively, $2.9 million and $2.5 million was outstanding under the Working Capital Facility. The Company recorded accrued and unpaid interest to related parties of approximately $0.1 million in accrued expenses in the accompanying condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006.

        As of September 30, 2005, the Company did not have adequate accounts receivable and inventory to collateralize amounts drawn under the Working Capital Facility. The indebtedness under the Working Capital Facility matured on November 15, 2005 under its original terms. In light of this collateral coverage deficiency and the maturity of the indebtedness under the Working Capital Facility, the Company negotiated with STSG a waiver of all applicable covenant defaults and an extension of the maturity date. STSG and the Company have agreed to the following: (a) the noteholders waived all covenant defaults resulting from inadequate collateral coverage until June 1, 2007, (b) the maturity dates under the Working Capital Facility were deferred until June 1, 2007 and (c) on a monthly basis until November 30, 2007, the Company will issue to the noteholders warrants to purchase 110,000 shares of the Company's common stock at an exercise price of $2.40 per share. Management estimated that the fair value of the 330,000 warrants issued during each of the three months ended March 31, 2007 and 2006, respectively, was approximately $0.2 million, using the Black-Scholes option-pricing model with the following weighted average assumptions; 4.75% risk-free interest rate, 5.0 years expected holding period and 99.1% expected volatility. The fair value of these warrants is included in interest expense to related parties in the accompanying condensed consolidated statements of operations.Pursuant to an Allonge, Amendment and Waiver No. 6 ("Allonge") dated May 14, 2007, STSG has extended the termination date of the Working Capital Facility to June 1, 2007. Pursuant to the Allonge, the lenders shall have the option to convert the outstanding principal amount of the Working Capital Facility into Company common stock at a price of $1.25 per share.

        Upon the issuance of common stock in the November 2006 Financing , the December 2006 Financing and the 2007 Financings at a purchase price below the current exercise price of the warrants, the Company applied the weighted average anti-dilution provisions contained in the Working Capital Facility warrant agreement (see Note 10 and Note 11).

                                  VYTERIS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

7.      ACCRUED REGISTRATION RIGHTS PENALTY

        In connection with the delayed filing of a registration statement for securities sold pursuant to a $15.1 million private placement in 2004, the Company incurred approximately $1.4 million of liquidated damages in 2005. In addition, the Company is obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. The Company has not yet paid such amount and interest continues to accrue. Interest expense, included in registration rights penalty in the accompanying condensed consolidated statements of operations, was approximately $0.06 million for each of the three months periods ended March 31, 2007 and 2006.

8.      ACCRUED EXPENSES, DEFERRED REVENUE AND CURRENT PORTION OF CAPITAL LEASES

        Accrued expenses, deferred revenue and current portion of capital leases consist of the following:

                                                                       MARCH 31,    DECEMBER 31,
                                                                          2007         2006
                                                                       ----------   ----------
                                                                      (Unaudited)
        Compensation, accrued bonuses and benefits payable .........   $  876,245   $  879,202
        Interest payable and accrued expenses due to a related party      922,826      776,188
        Finders' fees on private placements ........................    1,135,276    1,103,747
        Continuous motion patch machine costs and delivery .........      166,264      166,264
        Deferred revenue, current portion ..........................      124,678      124,678
        Insurance ..................................................          -        106,301
        Accounting fees ............................................       86,200      109,500
        Current portion of capital lease obligation ................       30,867       29,746
        Other ......................................................      373,279      297,820
                                                                       ----------   ----------
                                                                       $3,715,635   $3,593,446
                                                                       ==========   ==========

9.      SENIOR SECURED CONVERTIBLE DEBENTURES ISSUED ON AUGUST 19, 2005

        Senior secured convertible debt consist of the following:
debt as of:

                                                                          MARCH 31,   DECEMBER 31,
                                                                            2007          2006
                                                                          ---------    ---------
                                                                         (Unaudited)
        Total principal amount of outstanding debt before debt discount           -    $ 963,707
        Unamortized debt discount .....................................           -     (753,659)
                                                                          ---------    ---------
        Total senior secured convertible debt, net of discount ........   $       -    $ 210,048
                                                                          =========    =========

        At December 31, 2006, the remaining outstanding balance of the senior secured convertible debt was held by Qubit Holdings LLC, or Qubit, an entity owned by certain trusts established for the benefit of the children of the Company's controlling stockholder, Kevin Kimberlin.

        At March 31, 2007, Qubit elected to convert the entire remaining principal balance into 3,854,829 shares of the Company's common stock at a conversion price of $0.25 per share. As a result of this conversion of debt, the Company accelerated the amortization of deferred offering costs relative to the amount of debt converted. Offering costs of $0.1 million related to the conversion of debt to common stock were recorded as a reduction of paid in capital as of March 31, 2007. Offering costs amortization expense was approximately $0.01 million as of March 31, 2007 and $0.1 million as of March 31, 2006 and is included in interest expense in the condensed consolidated statements of operations.

                                  VYTERIS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

        In addition, as a result of this conversion, the Company charged the related $0.6 million of unamortized debt discount to interest expense, included in the condensed consolidated statement of operations for the three months ended March 31, 2007. Warrant amortization expense totaled $0.8 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively, and is included in interest expense in the condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006, respectively.

        In connection with the issuance of the senior secured convertible debt in 2005, the Company issued Qubit warrants to purchase 3,601,993 shares of the Company's common stock with an exercise price of $0.25 per share, which fair value has been amortized over the term of the debt. These warrants are outstanding as of March 31, 2007.

        As a result of the closing of the November 2006 Financings (See Note
10), certain anti-dilution provisions in the debt were triggered in the fourth quarter of 2006, whereby the conversion price of the debt, and the exercise price and the number of shares pertaining to the warrants were adjusted to reflect the purchase price agreed to with the investors in the November 2006 Financings. Pursuant to EITF 06-6, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments", the Company calculated a revised debt discount related to the change in the warrant value and beneficial conversion feature and evaluated the change in the debt discount resulting from the triggering of the anti-dilution agreement. As a result, the Company concluded that the revised debt discount was equal to the then outstanding debt and a debt modification had occurred. As of March 31, 2007, all of the outstanding debt and related debt discount have been settled and there is no outstanding balance.

10.     2006 DEBT FINANCINGS

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

        The Company allocated the aggregate proceeds of the January 2006 Promissory Note between the warrants and the debentures based on their relative fair values in accordance with APB No. 14 and thus recorded approximately $62,000 as additional paid-in capital for the value allocated to the warrants. Management determined the fair value of the warrants utilizing the Black-Scholes option-pricing model. The Company is amortizing the fair market value of the warrants through December 2008, the date of maturity. Warrant amortization expense was approximately $0.005 million for the three months ended March 31, 2007 and 2006, respectively, and is included in interest expense to related parties in the condensed consolidated statements of operations. Should the January 2006 Promissory Note be converted or paid prior to the payment terms, the amortization of the fair value allocated to the warrants will be accelerated.

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

                                  VYTERIS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

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

        The following is a schedule of the balance of the 2006 Financings at March 31, 2007:

                   LENDER                       ISSUANCE DATE        PRINCIPAL AMOUNT       BALANCE
---------------------------------------------------------------------------------------------------------
Spencer Trask Specialty Group, LLC            January 31, 2006           $250,000          $ 250,000
Spencer Trask Specialty Group, LLC            February 13, 2006           500,000            500,000
Spencer Trask Specialty Group, LLC            February 16, 2006           500,000            500,000
Spencer Trask Specialty Group, LLC            March 21, 2006              500,000            500,000
Spencer Trask Specialty Group, LLC            April 4, 2006               500,000            500,000
Spencer Trask Specialty Group, LLC            April 18, 2006              750,000            750,000
Spencer Trask Specialty Group, LLC            May 5, 2006                 500,000            500,000
Spencer Trask Specialty Group, LLC            May 23, 2006                500,000            500,000
Spencer Trask Specialty Group, LLC            June 8, 2006                500,000            500,000
Spencer Trask Specialty Group, LLC            June 26, 2006               500,000            500,000
Spencer Trask Specialty Group, LLC            July 7, 2006                200,000            200,000
Spencer Trask Specialty Group, LLC            July 18, 2006               166,550            166,550
Less: fair value of warrants (original basis $62,267), net of amortization                  (35,582)
                                                                                         -----------
       Balance at March 31, 2007                                                         $ 5,330,968
                                                                                         ===========

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

        In accordance with EITF 98-5 and EITF 00-27, the Company has determined that there is a beneficial conversion feature to the senior secured convertible promissory note in the amount of $0.5 million. This amount is being amortized over the life of the debt using the effective interest method. Warrant amortization expense was $0.1 million and is included in interest expense in the condensed consolidated statements of operations for the three months ended March 31, 2007, and unamortized debt discount of $0.4 million is included in the accompanying condensed consolidated balance sheets as of March 31, 2007.

                                  VYTERIS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

11.     PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS

        2006 PRIVATE PLACEMENTS

        In the fourth quarter of 2006, the Company raised $5.75 million pursuant to which the Company issued to investors a total of (i) 23,000,000 shares of common stock and (ii) 11,500,000 warrants, each of which may be exercised for two years from the date of issuance to purchase an additional share of common stock for $0.45 per share (the "November 2006 Financing"). These securities were offered in units of two shares of common stock and one warrant at a purchase price of $0.50 per unit (the "Unit"). Each warrant is callable by the Company when the bid price of the common stock trades at or above $1.00 per share for twenty consecutive trading days. These securities were issued in a private placement exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of that act. In connection with the agreement, the Company will use its best efforts to register the shares, however, no penalties are required in the event the Company does not register the shares.

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

        Upon completion of the November 2006 Financing, the Company issued 7.1 million shares to ICA and four related finders in equal proportion as an advisory fee. These shares are a component of the cost of the transaction. As of March 31, 2007, ICA has assisted the Company in raising a total of $19.1 million in funding.

        At the end of the fourth quarter of 2006, the Company sold an additional $5.3 million of common stock at $0.75 per share for a total of 7,053,638 million shares (the "December 2006 Financing"), and with the November 2006 Financing, the "2006 Financings." In connection with the December 2006 Financing, the Company paid finders fees to Wolverine and STVI of $0.3 million each, representing 10% of the gross proceeds raised. In addition, the Company issued to Wolverine and STVI warrants to purchase up to 341,300 and 364,064 shares of the Company's common stock, respectively, representing 10% of the common stock issued to investors. Each warrant may be exercised for five years from the date of issuance to purchases share of common stock for $0.75 per share. The registration rights agreement described above also will cover the resale of the common stock and the amount of common shares underlying the warrants issued to Wolverine and STVI pursuant to their agreements with the Company. Net proceeds were $4.7 million, with finders fees and other legal costs of $0.6 million recorded as a reduction of equity as a cost of the transaction.

        2007 PRIVATE PLACEMENTS

        In the first quarter of 2007, the Company raised a total of $8.1 million pursuant to which the Company issued to investors a total of 10,795,668 shares of common stock at $0.75 per share (the "2007 Financings"). In connection with the 2007 Financing, the Company paid finders fees to Wolverine and to STVI

                                  VYTERIS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

in the amount of $0.8 million and $0.04 million, respectively, representing 10% of the gross proceeds raised. In addition, the Company issued to Wolverine and STVI warrants to purchase up to 1,030,167 and 49,400 shares of the Company's common stock, respectively, representing 10% of the common stock issued to investors. Each warrant may be exercised for five years from the date of issuance to purchases share of common stock for $0.75 per share. The transaction calls for filing of a registration statement to cover the resale of the common stock and the amount of common shares underlying the warrants issued to Wolverine and STVI pursuant to their agreements with the Company. Net proceeds were $7.3 million, with finders fees and other legal costs of $0.8 million recorded as a reduction of equity as a cost of the transaction.

        Upon the issuance of Units at a purchase price of $0.50 in the November 2006 Financing, and issuance of common stock at a purchase price of $0.75 per share in the December 2006 Financing and the 2007 Financings, warrants currently held beneficially or of record by STVI, and employees thereof which had been issued to STVI as placement agent in connection with a September 2004 private placement became convertible into 6,871,429 shares of the Company's common stock rather than 2,119,834 shares of common stock, giving effect to the weighted average anti-dilution provisions contained in those warrants. Warrants currently held beneficially or of record by STSG, in connection with the 279,330 warrants originally issued in connection with the Working Capital Facility, were amended to a total of 946,710 warrants with an exercise price of $1.09, giving effect to the weighted average anti-dilution provisions contained in those warrant. In addition, the 1,815,000 warrants issued for amendments to the Working Capital Facility were modified to a total of 4,347,359 with a weighted average exercise price of $0.90, giving effect to the weighted average anti-dilution provisions contained in those warrants. These modifications to the warrants issued to both the placement agents in the September 2004 private placement and warrants issued in connection with the Working Capital Facility were included in the original warrant agreements in order to allow the holder of the warrants to maintain their comparative values in the Company. Accordingly, there was no impact on the Company's condensed consolidated statement of operations for the three months ended March 31, 2007.

12.     WARRANT LIABILITY

        In connection with the November 2006 Financing, the December 2006 Financings and the 2007 Financings (see Note 11), the Company determined that approximately 24.1 million common shares reserved for issuance under the warrants were in excess of authorized shares on a fully diluted basis (the "excess warrants"). As a result, the Company plans to amend its certificate of incorporation in the second quarter of 2007 to permit the exercise of the excess warrants. Until such time that the certificate of incorporation is amended, the Company has followed the guidance of Emerging Issues Task Force Issue No. 00-19, and has classified these excess warrants with a fair value at March 31, 2007 of approximately $19.7 million as liabilities in the condensed consolidated balance sheets, using a Black Scholes model, and has recorded a loss from revaluation of warrants issued in excess of authorized shares of approximately $5.3 million at March 31, 2007 in the condensed consolidated statement of operations, representing the change in fair value of the warrants from the date of issuance to March 31, 2007. At such time that the Company completes the aforementioned amendment to its certificate of incorporation, such warrants will be reclassified from a liability to additional paid in capital at their then fair value.

13.     RECAPITALIZATION TRANSACTION

        On March 31, 2004, STSG and a related party to the Company consummated a transaction with the Company wherein the Company issued to STSG and such related party a total of 9.6 million shares of common stock, 7.5 million shares of Vyteris Holdings Series B convertible redeemable preferred stock, and other nominal consideration in exchange for $20.3 million principal amount of convertible, secured promissory notes payable to related parties and $2.9 million of secured promissory notes payable to related parties (collectively, the "Spencer Trask Notes"), $2.6 million of accrued and unpaid interest on the Spencer Trask Notes, 3.0 million shares of Vyteris. Inc. Series B convertible redeemable preferred stock and the cancellation

                                  VYTERIS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

of warrants to purchase 852,665 shares of Vyteris, Inc. common stock with a paid-in capital value of $0.6 million (the "Recapitalization Transaction").

        Each holder of Vyteris's Series B convertible redeemable preferred stock is entitled to receive dividends when, and if declared by the Board of Directors as long as any shares of the Vyteris, Inc. Series A preferred stock remained outstanding. Effective upon cancellation of all outstanding shares of the Vyteris, Inc. Series A convertible redeemable preferred stock on September 29, 2004, the holders of the Vyteris's Series B convertible redeemable preferred stock are entitled to receive, ratably, an annual cash dividend of 8% of the then applicable redemption price, as defined, out of funds legally available, payable quarterly. Subject to the prior rights of the Vyteris, Inc. Series A convertible redeemable preferred stock, the dividends on the Vyteris's Series B convertible redeemable preferred stock were cumulative, whether or not earned or declared and were to be paid quarterly in arrears. In the event of liquidation, holders of Vyteris's Series B convertible redeemable preferred stock are entitled to receive a liquidation preference of $1.00 per share (adjusted for stock splits or combinations of such stock, recapitalizations, or other similar transactions that have the effect of increasing or decreasing the number of shares represented by each outstanding share of such stock), plus an amount equal to all declared but unpaid dividends on the Vyteris 's Series B convertible redeemable preferred stock.

        The Company accrued cumulative dividends in arrears on Vyteris's Series B convertible redeemable preferred stock by recognizing $0.2 million, for each of the three months ended March 31, 2007 and 2006, respectively, of interest expense to related parties in the accompanying condensed consolidated statement of operations and increasing the redemption value of the Vyteris's Series B convertible redeemable preferred stock.

        With respect to the distribution of assets, Vyteris's Series B convertible redeemable preferred stock ranks senior to the Company's common stock. Each share of Vyteris's Series B convertible redeemable preferred stock is convertible at any time, at the option of the holder, into common stock at a price per share if converted within 18 months from March 31, 2004, of $9.55; if converted within the next 18 months, $7.16; or if converted any time after March 31, 2007, $3.58. The holders of Vyteris's Series B convertible redeemable preferred stock (and the holders of any other series of preferred stock with similar voting rights as the Vyteris's Series B convertible redeemable preferred stock) vote together with the holders of shares of common stock as a single class in all matters to be voted on by shareholders of the Company, except that the vote or consent of the holders of a majority of the shares of Vyteris's Series B convertible redeemable preferred stock is necessary to authorize or issue an equity security having any preference over or being on a parity with the Vyteris's Series B convertible redeemable preferred stock with respect to dividend or liquidation preference; increase the number of authorized shares of Vyteris's Series B convertible redeemable preferred stock; or amend, alter or repeal any provision of the Company's Certificate of Incorporation, Certificate of Designations or By-laws, if such action would alter, in any material respect, the rights of the Vyteris's Series B convertible redeemable preferred stock. Mandatory redemption commences on March 1, 2006, the first anniversary date of the first commercial sale of LidoSite and continuing for one year thereafter, the Company is required to redeem (on a quarterly basis) an amount of Vyteris's Series B convertible redeemable preferred stock equal to 5% of the gross profits derived from the sale of LidoSite. During the following years, the Company is required to redeem (on a quarterly basis) an amount of Vyteris's Series B convertible redeemable preferred stock equal to 10% of the gross profits derived from the sale of LidoSite. No such redemptions have been required to date.

        Since these transactions were between the Company and its majority shareholder, the transactions were treated as capital transactions and no gain or loss has been reflected in the accompanying condensed consolidated financial statements.

                                  VYTERIS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

14.     RELATED PARTY TRANSACTIONS


        In addition to the secured demand promissory notes described in Note 6, the 2005 Financing in Note 9, the 2006 Debt Financings described in Note 10, and the Private Placements described in Note 11, the Company had the following related party transactions:

        o At March 31, 2007 and December 31, 2006, approximately $61,000 is included in accrued expenses and current portion of long term liabilities in the accompanying condensed consolidated balance sheets for amounts owed to STSG and STVI for certain expenses paid on behalf of the Company.

        o During December 2001, $10,000 of STSG's funds was deposited in the Company's bank account in error by the Company's bank. Therefore, at March 31, 2007 and December 31, 2006, $10,000 is included in accrued expenses in the accompanying condensed consolidated balance sheets.

        o On April 26, 2005, the Company announced the appointment of Russell O. Potts, Ph.D. to its Board of Directors. Dr. Potts has served the Company as a consultant in drug delivery, glucose monitoring and medical devices since April 2003. The Company paid Dr. Potts approximately $19,000 and $32,000 for consulting services in the three months ended March 31, 2007 and 2006, respectively.

        o On March 12, 2007, the Company borrowed from Donald F. Farley, Chairman of the Board of Directors of the Company, $200,000 at an interest rate of 10% per annum, plus reimbursement to Mr. Farley for his closing costs. The Company repaid this loan plus accrued interest in full on March 28, 2007.

        The Company is required to pay Becton Dickinson a royalty in respect of sales of each iontophoresis product stemming from intellectual property received by the Company from Becton Dickinson as part of the formation of the Company. For each such product, on a country-by-country basis, that obligation continues for the later of 10 years after the date of the first commercial sale of such product in a country and the date of the original expiration of the last-to-expire patent related to such product granted in such country. The royalty, which is to be calculated semiannually, will be equal to the greater of 5% of all direct revenues, as defined below, or 20% of all royalty revenues, with respect to the worldwide sales on a product-by-product basis. No royalties may be earned by Becton Dickinson prior to November 10, 2005. "Direct revenues" are the gross revenues actually received by the Company from the commercial sale of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges or certain other expenses. "Royalty revenues" are the gross revenues actually received by the Company from any licensing or other fees directly relating to the licensing of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges and certain other expenses. Total accrued royalty in the condensed consolidated balance sheet as of March 31, 2007 was insignificant.

15.     STOCK-BASED COMPENSATION

        2005 STOCK OPTION PLANS

        In March 2001, the Board of Directors and stockholders of Vyteris, Inc. approved the adoption of the Vyteris, Inc. Stock Option Plan (the "Vyteris, Inc. Stock Option Plan"). In April 2005 the Board of Directors and stockholders of the Company approved the 2005 Stock Option Plan (the "2005 Stock Option Plan"). Under the 2005 Stock Option Plan, incentive stock options and non-qualified stock options to purchase shares of the Company's common stock may be granted to directors, officers, employees and consultants. At adoption a total of 2,901,902 shares of the Company's common stock were available for issuance pursuant to the 2005 Stock Option Plan. Pursuant to the Merger Agreement, the Company was required to grant and did grant stock options covering 1,578,336 shares of common stock to former holders of Vyteris, Inc. stock options issued under the Vyteris, Inc. Stock Option Plan. In December 2005, the 2005 Stock

                                  VYTERIS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

Option Plan was amended to increase the number of shares available for issuance by 2,000,000 for a total of 4,901,902 shares available for issuance pursuant to the 2005 Stock Option Plan.

        Options granted under the 2005 Stock Option Plan vest as determined by the Compensation Committee of the Board of Directors (the "Compensation Committee") and terminate after the earliest of the following events: expiration of the option as provided in the option agreement, termination of the employee, or ten years from the date of grant (five years from the date of grant for incentive options granted to an employee who owns more than 10% of the total combined voting power of all classes of the Company stock at the date of grant). Granted stock options are immediately exercisable into restricted shares of common stock, which vest in accordance with the original terms of the related options. If an optionee's status as an employee or consultant changes due to termination, the Company has the right, but not the obligation, to purchase from the optionee all unvested shares at the original option exercise price. In general, the vesting period is 33% per annum over a three-year period.

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

        OUTSIDE DIRECTOR STOCK INCENTIVE PLAN

        In November 2005 the Company's Board of Directors approved the adoption of the Outside Director Stock Incentive Plan (the "Directors' Incentive Plan"). The purpose of the Directors' Incentive Plan is to attract qualified candidates to accept positions of responsibility as outside directors with the Company. The Company has reserved an aggregate of 500,000 common shares for issuance pursuant to the Directors' Incentive Plan. Under the Directors' Incentive Plan each director who is not and has not been an employee of the Company for a period of twelve months prior to appointment as a director (an "Outside Director") is entitled to receive a stock award equal to $1,500 in value for each qualified meeting, as defined in the Directors' Incentive Plan, attended. The stock award is payable in stock, or in a combination of stock and cash with the cash component capped at a maximum of 40% of the value of the stock award. In addition, each Outside Director shall receive an annual option grant to purchase 10,000 shares of the Company's common stock. As of March 31, 2007, the Company issued 70,000 options to purchase shares of the Company's common stock to its Board of Directors under the Directors' Incentive Plan.

                                  VYTERIS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


         Stock option activity for the three month period ended March 31, 2007:

                                                                       EXERCISE PRICE    WEIGHTED
                                                       NUMBER OF            PER           AVERAGE         INTRINSIC
                                                        SHARES             SHARE       EXERCISE PRICE       VALUE
                                                      ---------        -------------   --------------     ---------
        Outstanding at January 1, 2007..............  4,220,928        $0.28 - $3.04      $ 1.97
        Granted.....................................    360,000         0.75 -  0.75        0.75
        Exercised ..................................          -                    -           -
        Cancelled...................................   (248,563)        0.28 -  3.04        1.08
                                                      ---------
        Outstanding at March 31, 2007...............  4,332,365        $0.28 - $3.04     $  1.92          $181,350
                                                      =========

        Exercisable at March 31, 2007...............  2,201,233        $0.28 - $3.04     $  2.48          $ 30,750
                                                      =========


        The following table summarizes information about stock options outstanding and exercisable under all plans at March 31, 2007:

                                     OPTIONS OUTSTANDING AT                       OPTIONS EXERCISABLE AT
                                          MARCH 31, 2007                             MARCH 31, 2007
                         ----------------------------------------------         -------------------------
                                      WEIGHTED           WEIGHTED AVERAGE
       EXERCISE         NUMBER OF     AVERAGE         REMAINING CONTRACTUAL    NUMBER OF     WEIGHTED AVERAGE
        PRICE            SHARES     EXERCISE PRICE         LIFE (YEARS)         SHARES        EXERCISE PRICE
     --------------      ------     --------------         ------------         ------        --------------
     $ 0.28........       67,500       $ 0.28                  6.4               37,500          $ 0.28
     $ 0.75........      360,000         0.75                  9.9                    -               -
     $ 1.31........    1,750,000         1.31                  3.8              200,000            1.31
     $ 1.43........        9,599         1.43                  4.0                9,599            1.43
     $ 1.45........       40,000         1.45                  8.7               15,000            1.45
     $ 1.60........       27,500         1.60                  8.6               17,498            1.60
     $ 1.91........      582,000         1.91                  6.5              582,000            1.91
     $ 2.40........       86,000         2.40                  8.4               86,000            2.40
     $ 3.04........    1,409,766         3.04                  7.7            1,253,636            3.04
                       ---------                                              ---------
     Total.........    4,332,365       $ 1.92                  6.1            2,201,233          $ 2.48
                       =========                                              =========

        The following table summarizes the Company's unvested stock awards under all plans as of March 31, 2007, and changes during the three months ended March 31, 2007, is presented below:

                                                        WEIGHTED AVERAGE GRANT
             UNVESTED STOCK AWARDS          SHARES        DATE FAIR VALUE
                                    ------------------------------------------
        Unvested at January 1, 2007       2,052,466           $   0.94
        Awards ....................         360,000           $   0.75
        Forfeitures ...............        (243,834)          $   0.83
        Deletions .................               -                  -
        Vestings ..................         (37,500)          $   0.21
                                          ---------           ---------
        Unvested at March 31, 2007        2,131,132           $   0.96
                                          =========           =========

                                  VYTERIS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

        Stock options available for grant under all stock option plans covered a total of 1,069,537 shares of common stock at March 31, 2007. Stock options available for grant under the 2005 Stock Option Plan covered 639,537 shares of stock, and the Outside Director Stock Incentive Plan covered 430,000 shares of stock at March 31, 2007.

        The following table sets forth the total stock-based compensation expense resulting from stock options in the Company's condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006:

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                              2007          2006
                                                                           ---------     ---------
        Research and development.........................................  $  98,494     $  71,890
        General and administrative.......................................    166,006       119,243
                                                                           ---------     ---------
            Stock-based compensation expense before income taxes.........    264,500       191,133
        Income tax benefit ..............................................          -             -
                                                                           ---------     ---------
            Total stock-based compensation expense after income taxes....  $ 264,500     $ 191,133
                                                                           =========     =========

        The fair value of stock-based awards was estimated using the black scholes model, or in the case of awards with market or performance based conditions, the binomial model with the following weighted-average assumptions for stock options granted in the three months ended March 31, 2007 and 2006:

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                             ------------------
                                                               2007      2006
                                                             -------    -------
        Weighted-average:
            Expected holding period (years) ..............       2.0       5.0
            Risk-free interest rate ......................     4.83%     4.35%
            Dividend yield ...............................        0%        0%
            Volatility ...................................     72.6%     97.0%
            Fair value at grant date......................     $0.86    $ 0.84

        Forfeiture rate...................................     12.95%     5.2%

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

        On December 19, 2005, the Company entered into an employment agreement with Timothy McIntyre, pursuant to which, commencing on January 1, 2006, Mr. McIntyre will serve as the President and CEO of the Company. In connection with his employment agreement, Mr. McIntyre was granted options covering up to 1,750,000 shares of Company common stock with vesting upon the achievement of several milestones. The milestones contained in this agreement consisted of both market and performance based vesting terms. As of December 31, 2006, 200,000 stock options vested under this employment agreement for which the Company recorded $0.2 million in compensation expense in the consolidated statement of operations for the year ended December 31, 2006. As of March 31, 2007, no additional stock options have vested under this agreement.

        As of March 31, 2007, $1.8 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.6 years.

                                  VYTERIS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

16.     COMMITMENTS AND CONTINGENCIES

        From time to time, we are involved in other lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents, that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

17.     MATERIAL AGREEMENTS

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

        At March 31, 2007, the minimum lease payments under the non-cancelable operating subleases for office and facility space are as follows:

                                                                OPERATING
                                                                  LEASE
                                                              ------------
         Years ended December 31,
         2007...........................................      $    431,587
         2008...........................................           578,767
         2009...........................................           603,144
         2010...........................................           641,858
         2011...........................................           576,238
         Thereafter.....................................         1,120,200
                                                              ------------
              Total minimum lease payments..............      $  3,951,794
                                                              ============

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

        In addition, on September 13, 2006, the Company entered into an advisory consulting agreement with ICA pursuant to which ICA will provide advice to the Company with respect to investor relations, financing and other strategic decisions. Pursuant to the advisory consulting agreement, the Company has agreed to pay to ICA an advisory fee of $12,500 per month from September 1, 2006, until August 1, 2007, and $15,000 per month from September 1, 2007, until August 1, 2009. Furthermore, the Company has issued to ICA (or its affiliates) 7,100,000 shares of its common stock, valued at $0.25 per share which approximates the quoted market value at such date, since ICA assisted the Company in raising $15.0 million in funding. As of March 31, 2007, ICA has assisted the Company in raising a total of $15.0 million in funding.

                                  VYTERIS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


18.     LOSS PER SHARE

        The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share for the three months ended March 31, 2007 and 2006.

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                -------------------------------
                                                     2007              2006
                                                -------------    --------------
         Numerator:
             Net loss.......................... $  (9,789,006)   $  (4,142,349)
         Denominator:
             Weighted average shares...........    65,314,342       19,293,858
                                                -------------    --------------
         Basic and diluted net loss per share.. $       (0.15)   $        (0.21)
                                                =============    ==============

        The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period.

                                                               AS OF
                                                             MARCH 31,
                                                    ----------------------------
                                                       2007              2006
                                                    ----------        ----------
         Convertible preferred stock............     1,047,500         1,047,500
         Convertible debt.......................     4,136,063         5,215,013
         Warrants...............................    36,736,523         8,371,252
         Options................................     4,332,365         4,099,751
                                                    ----------        ----------
         Total..................................    46,252,451        18,733,516
                                                    ==========        ==========

As of March 31, 2007, the following warrants were outstanding:

                  Number of Shares       Exercise Price        Expiration Date
                  ----------------       --------------        ---------------
                          20,950             $ 9.55                2010(1)
                       1,226,280             $ 4.47                2009(1)
                          52,083             $ 2.88                2013(3)
                       1,780,226             $ 2.39                2009(1)
                       3,564,450             $ 1.09                2009(3)
                         946,710             $ 1.09                2009(3)
                       4,347,359          $ 0.77 - 2.40            2011(3)
                       3,306,979             $ 0.77                2014(3)
                       1,784,930             $ 0.75                2011(3)
                          98,560             $ 0.75                2012(4)
                       9,500,000             $ 0.45                2008(3)
                       2,000,000             $ 0.45                2008(3)
                         950,000             $ 0.45                2011(3)
                         200,000             $ 0.45                2011(3)
                       4,657,996             $ 0.25                2012(2)
                       1,900,000             $ 0.25                2011(3)
                         400,000             $ 0.25                2011(3)
                      ----------
                      36,736,523
                      ----------

                  (1)  These warrants were issued in 2004.
                  (2)  These warrants were issued in 2005, see Note 9.
                  (3)  These warrants were issued in 2005 and 2006, see Note 10.
                  (4)  These warrants were issued in 2007, see Note 11.

                                  VYTERIS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

19.     POTENTIAL ACQUISITION

        On February 23, 2007, we entered into a nonbinding written letter of intent (the "Letter of Intent"), titled the "Spencer Trask Ventures, Inc. Proposal for the Acquisition of Lehigh Valley Technologies, Inc. by Vyteris, Inc.," with respect to the potential acquisition by us of privately-held Lehigh Valley Technologies, Inc., ("LVT").

        Subject to conditions contained in the Letter of Intent, including, without limitation, approval of the transaction described in the Letter of Intent (the "Transaction") by our Board of Directors and stockholders, the absence of an injunction or order by any governmental authority prohibiting the Transaction, due diligence, the execution and delivery of definitive agreements with respect to the Transaction (including, without limitation, an acquisition agreement and an employment agreement with LVT's chief executive officer, Jeffrey M. Moshal, an audit of LVT's 2006, 2005 and 2004 financial statements, and other customary closing conditions, the Company, through a to-be-formed wholly owned subsidiary, would acquire 100% of the capital stock of LVT, and the shareholders of LVT, in the aggregate, would receive $13.0 million in cash and $3.0 million in principal amount of 6% secured convertible notes ("Secured Notes"). LVT would be required to reduce any outstanding debt to approximately $0.7 million and have a working capital balance of no less than zero at closing. The Company would be obligated to promptly register the shares of our common stock into which the Secured Notes would be convertible. In order to consummate the Transaction, we will need to obtain financing for the entire amount of the cash purchase price.

        The Company is currently proceeding with due diligence and audit of LVT's financial statements in order to make a determination as to whether to proceed with a Transaction.

20.     SUBSEQUENT EVENT

        On May 1, 2007, the Company held its Special Meeting of Shareholders, as set forth in its Definitive Schedule 14A, filed with the Securities and Exchange Commission on March 30, 2007, and mailed to shareholders on or about March 30, 2007. At the Special Meeting, shareholders approved the following:

        1. A proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of the Company's common stock, par value $0.001 per share, from 100,000,000 shares to 200,000,000 shares; and

        2. A proposal to amend the Company's Articles of Incorporation to change the name of the Company from Vyteris Holdings (Nevada), Inc. to Vyteris, Inc.

        On May 2, 2007, the Company accordingly filed an amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada which amended the Articles of Incorporation effecting the amendments set forth in the two approved proposals.

        Pursuant to an Allonge, Amendment and Waiver No. 6 ("Allonge") dated May 14, 2007, STSG has extended the termination date of the Working Capital Facility to June 1, 2007. Pursuant to the Allonge, the lenders shall have the option to convert the outstanding principal amount of the Working Capital Facility into Company common stock at a price of $1.25 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE OTHER FINANCIAL INFORMATION AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING THOSE DISCUSSED IN "RISK FACTORS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB.

OVERVIEW

        Vyteris, Inc. (formerly Vyteris Holdings (Nevada), Inc..) has developed and produced the first electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to administer certain therapeutics either directly to the skin or into the bloodstream. In January 2005, the Company received approval from the United States Food and Drug Administration ("FDA") for its manufacturing facility and processes for LidoSite. The Company holds over 60 U.S. patents relating to the delivery of drugs across the skin using a mild electric current. The terms "Company," "Vyteris," "us," "we" or "our" refer to each of Vyteris, Inc., its subsidiary, also named Vyteris, Inc. (incorporated in the State of New Jersey) and the combined company.

        LIQUIDITY

        On March 31, 2007 our cash position was $6.2 million and we had negative working capital of $23.7 million. During 2006 we received proceeds of $8.4 million from the issuance of unsecured promissory notes to STSG, we received $9.8 million from the issuance of common stock and warrants in private placements and we received net proceeds of $0.5 million from the issuance of senior secured debentures in December 2006. These increases were partially offset by a total of $9.1 million in principal payments to holders of our senior secured convertible debentures during 2006. In the first quarter of 2007, the Company raised a total of $8.1 million pursuant to which the Company issued to investors a total of 10,795,668 shares of common stock at $0.75 per share (the "2007 Financings"). Net proceeds were $7.3 million, with finders fees and other legal costs of $0.8 million recorded as a reduction of equity as a cost of the transaction. We also borrowed $0.4 million from STSG in the first quarter pursuant to a senior secured promissory note.

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

        BUSINESS MODEL

        Our commercialization strategy is to focus on near-term and future market opportunities utilizing FDA-approved and marketed drugs with our proprietary delivery technology, using our own brands and by partnering with major pharmaceutical companies on other opportunities. By pursuing this strategy, our plan is to develop and commercialize new products that can reach market faster than the traditional development of new chemical entities, so as to have a higher probability of commercial success. During the first quarter of 2007, we focused our resources on implementation of our business model and had no manufacturing or sales activity. We plan to continue these efforts through the second quarter and recommence sales and marketing activities in the third quarter of 2007.

        Each market opportunity and potential product will be evaluated on our projection of speed to market and size of return to us and our partners, in particular looking for high value market sectors where major FDA-approved drugs will soon be coming off patent. We have identified four key areas of market opportunity we intend to pursue:

        o       Needle stick pain,

        o       Migraine pain,

        o       NSAIDs, and

        o       Fertility hormones.

        Our focus on these four core market areas represents our belief in their near-term commercialization and revenue-generating opportunity.

        NEEDLE STICK PAIN

        The first key area targeted with our active transdermal drug delivery technology is needle stick pain. On May 6, 2004, we received approval from the FDA to commercially launch our first product, LidoSite in the United States LidoSite is a topical delivery system indicated for use on normal intact skin to provide local anesthesia prior to needle stick procedures such as venipunctures (blood draws), injections and intravenous therapies as well as superficial dermatological procedures. Our LidoSite product uses our smart patch technology to achieve rapid, deep local anesthesia prior to needle-stick procedures.

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

        We plan to generate near-term growth by marketing LidoSite to the physician office, hospitals, and commercial diagnostic laboratory markets. An estimated 550 million blood samples are drawn each year in the U.S., from which an estimated 20-25 percent of patients may be needle pain sensitive or needle phobic, making them ideal candidates for LidoSite.

        In addition, we entered into a license, development and supply agreement with B. Braun Medical, Inc., or B. Braun, on September 20, 2002 and amendments to that agreement on March 7, 2006, and January 1, 2007 relating to the marketing and distribution of LidoSite in the hospital market. We refer to this agreement, as amended, as the B. Braun Agreement.

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

        In addition to the B. Braun Agreement for distribution in hospitals, we are is seeking further distribution agreements with third parties for the physician office and commercial diagnostic laboratory markets. Once we establish LidoSite for use in the physician office, hospitals, and commercial diagnostic laboratory markets, we intend to qualify LidoSite for use in the home, for numbing the skin for the many intramuscular, intravenous and subcutaneous self administered injectables, such as the tumor necrosis factor, ("TNF") injections for rheumatoid arthritis.

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

        INFERTILITY PRODUCT

        Lastly, we have partnered with Ferring Pharmaceuticals, Inc., or Ferring, for the development of an innovative product to treat infertility. The product under development mimics the body's natural rhythms, a characteristic important in the delivery of therapeutics for the treatment of infertility. To be effective, medication must be delivered in multiple daily doses for up to 21 days during a woman's 28-day cycle. Many patients currently need to undergo multiple injection-based protocols for ovulation induction. The product being co-developed by Vyteris and Ferring makes it possible to administer the peptide without needles, and is being designed to deliver multiple transdermal pulses automatically, around the clock, in a painless, convenient and cost-effective manner.

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

        o Ferring is responsible for the conduct of, and cost of, clinical trials. Clinical trials include experimental testing of the product on humans in a clinical environment according to FDA guidelines to demonstrate safety and efficacy and ultimately gain FDA approval. This includes all activities associated with design of the experimental trials, selecting the test centers, personnel costs associated with carrying out the trials, acquisition and analysis of data from the trials, and presentation or publication of the data in a format suitable for submission to the FDA; and

        o Ferring is obligated to pay up to $9.0 million on the occurrence of certain events during the term of the agreements. Through March 31, 2007, Ferring has made $0.5 million of such milestone payments to us.

        On June 2, 2005, Ferring submitted an investigational new drug ("IND") application to the FDA in preparation for the initiation of clinical trials on a new transdermal product to treat female infertility. Clearance from the FDA was received on July 2, 2005 and Ferring initiated clinical studies on July 18, 2005. Upon Ferring's submission of the IND to the FDA, we received a $0.3 million milestone payment from Ferring, which revenue recognition was deferred and will be recognized over the life of the development and marketing agreement. During the quarters ended March 31, 2007 and March 31, 2006, we recognized revenue of $0.9 million and $0.4 million, respectively, from the Ferring agreement.

CRITICAL ACCOUNTING POLICIES

        Our discussion and analysis of our financial position and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2006. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported revenues and expenses during the period.

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

        DEFERRED REVENUE. Vyteris uses revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force, EITF, Issue No. 00-21 Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where the Company has an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized into license fees in the statement of operations over the term of the performance obligation.

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

        RECENTLY ISSUED ACCOUNTING STANDARDS

        In July 2006, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), effective for fiscal years beginning after December 15, 2006. FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately. A tax benefit will be recognized only if it meets a "more-likely-than-not" recognition threshold. For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. Tax positions that previously failed to meet this "more-likely-than-not" recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. The adoption of FIN 48 did not have a significant impact on our financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact of the adoption of SFAS No. 159 on our financial statements and footnote disclosures.

CONSOLIDATED RESULTS OF OPERATIONS

        The following table sets forth the percentage increases or (decreases) in certain line items on our condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006.

                                                         THREE MONTHS ENDED
                                                           MARCH 31, 2007
                                                               VERSUS
                                                           MARCH 31, 2006
                                                           --------------
      Revenues.......................................            85.8%
      Cost of sales..................................         (100.0)%
      Research and development expense...............            13.8%
      General and administrative expense.............            19.4%
      Registration rights penalty....................               0%
      Interest expense, net..........................            44.4%
      Net loss.......................................           136.3%

COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2007 AND 2006

        REVENUES

        Revenues were $0.9 million for the three months ended March 31, 2007, compared to $0.5 million for the comparable period in 2006, an increase of 85.8% or $0.4 million. Our revenues for the three-month period ended March 31, 2007 were primarily derived from reimbursement of product development costs. Revenues in the comparable period in the prior year were principally comprised of $0.4 million under the development and marketing agreement with Ferring and $0.1 million in research feasibility studies and product and demonstration unit sales to B. Braun.

        Revenues from the development and marketing agreement with Ferring were $0.9 million for the first three months in 2007, compared to $0.4 million for the comparable period in 2006, an increase of 86.4% or $0.5 million. This increase is primarily attributable to additional research and development resources dedicated to this agreement during the first quarter of 2007 and is approximately $0.5 million in excess of the $0.4 million billed in the first quarter. Due to the accelerated pace of development costs during the first quarter of 2007, it is possible that by the third or fourth quarter of 2007, we could incur 100% of the development costs without any revenue.

        We had minimal product sales under the B. Braun Agreement during the three months ended March 31, 2006 and none for the three months ended March 31, 2007. At this time, B.Braun has not provided the quarterly purchase orders or the related rolling forecast for the prospective calendar quarters. As of March 31, 2007, B. Braun had approximately 70,000 LidoSite patches in inventory, all of which will be expire May 2007. We expect minimal product sales revenues, if any, for the coming quarter from product sales under the B. Braun Agreement.

        COST OF SALES

        There was no cost of sales for the three months ended March 31, 2007, compared to $0.2 million for the comparable period in 2006. During the three-month period ended March 31, 2006, cost of sales consisted of an increase in our valuation allowance for excess and obsolete inventory. The key factors in our inventory review process are the contractual terms with B. Braun, the anticipated demand for the product and the historical rates for raw materials and fabricated patch product meeting specification acceptance criteria. We did not manufacture our

LidoSite product during the three-month periods ended March 31, 2007 and 2006 as we had enough products in inventory to satisfy anticipated demand through the second quarter of 2007.

        RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses were $2.1 million for the three months ended March 31, 2007, compared to $1.9 million for the comparable period in 2006, an increase of 13.8% or $0.3 million. Research and development expenses primarily consist of product development activities in connection with the development and marketing agreement with Ferring. Research and development expenses in the three-month period ended March 31, 2006 include expenses incurred for a research feasibility study for a pharmaceutical company and additional resources required with the temporary suspension of the manufacturing process. Research and development expenses for the three months ended March 31, 2007, also include a non-cash charge of $0.1 million relating to the adoption of SFAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense.

        GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses totaled $1.8 million for the three months ended March 31, 2007, compared to $1.5 million for the comparable period in 2006, an increase of 19.4% or $0.3 million. We have increased spending on general and administrative activities in the first quarter of 2007 to make our products market ready in order to get ready for arrangements with large pharmaceutical companies that will sell directly to office-based physicians, especially rheumatologists, orthopedic surgeons, pediatricians, dermatologists, and internal medicine practitioners. The reductions in general and administrative costs associated with headcount reductions announced on January 31, 2006 of 21 employees or approximately 32% of the workforce was offset by the non-cash charge of $0.1 million relating to the adoption of SFAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense.

        REGISTRATION RIGHTS PENALTY

        The registration rights penalty for failure to register common stock issued totaled $0.1 million for each of the three months ended March 31, 2007 and 2006. In connection with our private placement transactions in September 2004, we filed a registration statement with the SEC relating to the resale of shares of our common stock. Since the SEC did not declare that registration statement effective by February 25, 2005, we are obligated to pay a registration rights penalty to certain stockholders. The registration statement was declared effective on May 12, 2005, resulting in a cumulative obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition and ability to remain in business. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. Accordingly, we have accrued interest expense of approximately $0.1 million on the total liquidated damages for the three-month period ended March 31, 2007 and 2006 in the condensed consolidated statements of operations.

        INTEREST (INCOME) EXPENSE, NET

        Interest (income) expense, net, was $1.4 million in the three-month period ended March 31, 2007, compared to $1.0 million in the comparable period in the prior year, an increase of 44.4%, or $0.4 million. This increase is principally attributable to the increase of third party interest expense and interest expense to related parties. Third party interest expense totaled $1.0 million in the three-month period ended March 31, 2007 as compared to $0.6 million for the comparable period in 2006. Interest expense to related parties totaled $0.5 million in the three-month period ended March 31, 2007 as compared to $0.4 million for the comparable period in 2006. Interest income, included in interest expense, net, was $0.02 million in both of the three month periods ended March 31, 2007 and 2006.

        During three-month periods ended March 31, 2007 and 2006, interest expense consisted of the following:

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     -------------------------
                                                                        2007           2006
                                                                     ----------     ----------
     Non-cash interest expense:
     Amortization of warrants issued with debt .................     $  758,996     $  259,740
     Offering costs amortization ...............................         11,405        118,528
     Warrants issued for Working Capital Facility extension ....        234,300        202,400
     Beneficial conversion feature .............................         56,594              -
                                                                     ----------     ----------
     Total non-cash interest expense ...........................      1,061,295        580,398

     Coupon and other interest .................................        220,550        261,697
     Interest on Series B convertible redeemable preferred stock        150,000        150,000
                                                                     ----------     ----------
        Total interest expense .................................     $1,431,845     $  992,095
                                                                     ==========     ==========

REVALUATION OF WARRANT LIABILITY

        In connection with the November 2006 Financing, the December 2006 Financings and the 2007 Financings, we determined that approximately 24.1 million common shares reserved for issuance under the warrants were in excess of authorized shares on a fully diluted basis (the "excess warrants"). As a result, we amended our certificate of incorporation on May 2, 2007 to increase the amount of authorized shares of common stock to 200,000,000 shares to permit the exercise of the excess warrants. Until such time that the certificate of incorporation was amended, we followed the guidance of Emerging Issues Task Force Issue No. 00-19, and have classified these excess warrants of approximately $19.7 million as liabilities in the condensed consolidated balance sheets, using a Black Scholes model, and have recorded a loss from revaluation of warrants issued in excess of authorized shares of approximately $5.3 million at March 31, 2007 in the condensed consolidated statement of operations, representing the change in fair value of the warrants from the date of issuance to March 31, 2007. At the time that the Company completed the aforementioned amendment to its certificate of incorporation, such warrants were reclassified from a liability to additional paid in capital at their then fair value.

LIQUIDITY AND CAPITAL RESOURCES

        The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern; however, at our current and planned rate of spending, we believe that our cash and cash equivalents of $6.2 million, as of March 31, 2007 are not sufficient to allow us to continue operations after July 31, 2007 without immediate additional funding. No assurance can be given that we will be successful in arranging additional financing needed to continue the execution of our business plan, which includes the development of new products. Failure to obtain immediate financing may require management to further substantially curtail operations, which may result in a material adverse effect on our financial position and results of operations. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern.

        On March 31, 2007 our cash position was $6.2 million and we had negative working capital of $23.7 million. In the first quarter of 2007, the Company raised a total of $8.1 million pursuant to which the Company issued to investors a total of 10,795,668 shares of common stock at $0.75 per share (the "2007 Financings"). Net proceeds were $7.3 million, with finders fees and other legal costs of $0.8 million recorded as a reduction of equity as a cost of the transaction. The Company also borrowed $0.4 million from STSG in the first quarter pursuant to a senior secured promissory note.

        CASH FLOWS FROM OPERATING ACTIVITIES

        For the three-month period ended March 31, 2007, we used $3.5 million of cash in operating activities, as compared to $2.5 million of net cash used in operating activities in the comparable period in the prior year, an increase of $1.0 million, or 37.2%. The principal factors in the increase are cash flow utilized to satisfy accounts payable in the first three months of 2007 and the increase in accrued interest payable to related parties during the first three months of 2007 from the same period in 2006, as well as a net decrease in accounts receivable.

        During the three-month period ended March 31, 2007, we had a net loss of $9.8 million partially offset by approximately $6.8 million of non-cash items and a $0.5 million decrease in operating assets and liabilities resulting in net cash used in operating activities of $3.5 million. During the three-month period ended March 31, 2006, we had a net loss of $4.1 million partially offset by approximately $1.1 million of non-cash items and a $0.5 million decrease in operating assets and liabilities resulting in net cash used in operating activities of $2.5 million.

        Until we can develop and maintain consistent sales, we shall continue to utilize more cash in operating activities than is generated, especially after marketing, manufacturing and sales activities recommence. Therefore, until there are significant sales to cover operating costs, we will be dependent upon cash flows from financing activities to fund our operations.

        CASH FLOWS FROM INVESTING ACTIVITIES

        For the three-month period ended March 31, 2007, net cash provided by in investing activities was $0.01 million, as compared to $0.2 million of net cash in investing activities in the comparable period in the prior year, a decrease of $0.2 million or 96.4%. During the three-month period ended March 31, 2007, we released $0.05 million of restricted cash in interest payments as opposed to $0.2 million during the first three months in 2006. In the first three months of 2007, we also purchased $0.04 million in equipment as opposed to minimal purchases during the same period in 2006.

        CASH FLOWS FROM FINANCING ACTIVITIES

        For the three-month period ended March 31, 2007, net cash provided by financing activities was $7.5 million, as compared to $1.7 million of net cash in financing activities in the comparable period in the prior year, an increase of $5.8 million, or 331.8%. During three-month period ended March 31, 2007 we raised $7.3 million in net proceeds from private placements of common stock and warrants and borrowed $0.4 million from a related party by issuance of a secured promissory note, which were partially offset by a repayment of capital lease obligations and other activities in the amount of $0.1 million. For the three-month period ended March 31, 2006, we received $0.3 million from the issuance of unsecured promissory notes to a related party and $1.5 million from the issuance of a promissory note to a related party.

        Until the Company is able to generate sufficient revenues through sales of its products, it will be largely dependent upon financing activities to cover its operating costs. The marked increase in cash flows for the first quarter of 2007 over the first quarter of 2006 is largely due to purchase of raw materials in anticipation of recommencement of manufacturing and sales and marketing efforts in 2007, which will need to be covered by cash flows from financing activities until there are sufficient revenues from sales to cover cash flow needs from operating activities. Until there is a sufficient amount of sales and marketing activity to accurately gauge market demand for our products and to accurately track costs of sales, it is not possible to predict when, if at all, revenues from product sales will be sufficient to cover operating and other costs.

FINANCING HISTORY 2007 AND 2006

        WORKING CAPITAL FACILITY

        On February 23, 2007, STSG loaned to the Company $0.4 million in aggregate principal amount in the form of a senior secured promissory note subject to the terms of its Working Capital Facility with STSG, which was originally put into place in September 2004. In connection with the loan, on a monthly basis the Company will issue to the noteholders warrants to purchase 49,280 shares of the Company's common stock at an exercise price of $0.75 per share. As of March 31, 2007 and 2006, respectively, $2.9 million and $2.5 million were outstanding under this facility. Pursuant to an Allonge, Amendment and Waiver No. 6 ("Allonge") dated May 14, 2007, STSG has extended the termination date of the Working Capital Facility to June 1, 2007. Pursuant to the Allonge, the lenders shall have the option to convert the outstanding principal amount of the Working Capital Facility into Company common stock at a price of $1.25 per share.

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

        2006 PRIVATE PLACEMENTS

        In the fourth quarter of 2006, we raised gross proceeds of $5.75 million pursuant to the sale to investors of a total of (i) 23,000,000 shares of common stock and (ii) 11,500,000 warrants, each of which may be exercised for two years from the date of issuance to purchase one share of common stock for $0.45 per share (the "November 2006 Financing"). These securities were offered in units of two shares of common stock and one warrant at a purchase price of $0.50 per unit (the "Unit"). The warrants are callable by us when the bid price of the common stock trades at or above $1.00 per share for twenty consecutive trading days. These securities were issued in a private placement exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of that act. In connection with the agreement, we will use our best efforts to register the shares sold and the shares underlying the warrants with the SEC, however, no penalties are required in the event we do not register the shares. Net proceeds were $5.1 million, with finders fees and other legal costs $0.6 million recorded as a reduction of equity as a cost of the transaction.

        At the end of the fourth quarter of 2006, we sold an additional $5.3 million of common stock at $0.75 per share for a total of 7,053,638 million shares (the "December 2006 Financing"). Net proceeds were $4.7 million, with finders fees and other legal costs of $0.6 million recorded as a reduction of equity as a cost of the transaction.

        In connection with the November 2006 Financing, the Company paid finders fees to Wolverine International Holdings Ltd ("Wolverine") and to Spencer Trask Ventures, Inc. ("STVI") a related-person of STSG, a principal stockholder of Vyteris, in the amount of $0.5 million and $0.1 million, respectively, representing 10% of the gross proceeds raised. In addition, we issued to Wolverine and STVI warrants to purchase up to 950,000 and 200,000 Units, respectively, representing 10% of the Units issued to investors. Each warrant may be exercised for two years from the date of issuance to purchase an additional share of common stock for $0.45 per share and two shares of common stock. The registration rights agreement described above also will cover the resale of the common stock and the amount of common shares underlying the warrants issued to Wolverine and STVI pursuant to their agreements with us.

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

        2007 PRIVATE PLACEMENT

        In the first quarter of 2007, the Company raised a total of $8.1 million pursuant to which the Company issued to investors a total of 10,795,668 shares of common stock at $0.75 per share (the "2007 Financings"). In connection with the 2007 Financings, the Company paid finders fees to Wolverine and to STVI, in the amount of $0.8 million and $37,000, respectively, representing 10% of the gross proceeds raised. In addition, the Company issued to Wolverine and STVI warrants to purchase up to 1,030,167 and 49,400 shares of the Company's common stock, respectively, representing 10% of the common stock issued to investors. Each warrant may be exercised for five years from the date of issuance to purchases share of common stock for $0.75 per share. The transaction calls for filing of a registration statement to cover the resale of the common stock and the amount of common shares underlying the warrants issued to Wolverine and STVI pursuant to their agreements with the Company. Net proceeds were $7.3 million, with finders fees and other legal costs of $0.8 million recorded as a reduction of equity as a cost of the transaction.

CASH POSITION

        As of March 31, 2007, we had a cash balance of $6.2 million and negative working capital of $23.7 million as compared with a cash balance of $2.2 million and negative working capital of $18.0 million at December 31, 2006.

        During 2006, we financed our operations through three financings: two note financings of $0.3 million and $8.1 million, and $9.8 million in net proceeds from private placement of our Common Stock. During the quarter ended March 31, 2007, we financed our operations through two financings: $7.3 million net proceeds of private placement of our Common Stock and $0.4 through the issuance of a promissory note to a related party. No assurance can be given that we will be successful in arranging the further immediate financing needed to continue the execution of our business plan, which includes the development of new products. Failure to obtain such immediate financing will require management to substantially curtail operations, which will result in a material adverse effect on our financial position and results of operations.

        On September 13, 2006, we entered into a finders' agreement with ICA, subsequently assigned to Wolverine, pursuant to which Wolverine agreed to help us locate investors outside of the United States. Pursuant to the finders' agreement, we will pay to Wolverine a cash fee equal to 10% percent of the gross proceeds raised by Wolverine. In addition, we will issue to Wolverine warrants to purchase up to 10% percent of the number of units of common stock and warrants sold in connection with the efforts of Wolverine. The exercise price of each warrant issued will be equal to the purchase price paid by the investors in the particular private offering for which the warrant is being issued to Wolverine as compensation. As of December 31, 2006, we raised $9.8 million in net proceeds and as of March 31, 2007, we raised an additional $7.3 million in net proceeds from these private placement transactions as a result of these arrangements.

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

        We expect to devote substantial resources to scale-up the manufacturing process for our LidoSite product, to expand our manufacturing capacity for LidoSite and to continue the development of our infertility product. Our funding requirements will depend on numerous factors, including the following:

        o       manufacturing costs of LidoSite;

        o       LidoSite sales which commenced in the first quarter of 2006;

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

ACCRUED REGISTRATION RIGHTS

        In connection with the September 2004 Private Placement and the December 2004 Notes, we filed a registration statement with the SEC relating to the resale of shares of our common stock. Since that registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continues, an amount equal to 2% of such purchase price, until we have cured the delay, with an overall cap on such registration rights penalty, or liquidated damages, of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. We have not yet paid such amount and interest continues to accrue. Interest expense, included in registration rights penalty in the accompanying condensed consolidated statements of operations, was approximately $0.1 million for the three months periods ended March 31, 2007 and 2006. As of March 31, 2007, we accrued approximately $1.9 million for this penalty.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

        Our contractual obligations and commitments include obligations associated with capital and operating leases, manufacturing equipment, and employee agreements as set forth in the table below:

                                                          PAYMENTS DUE BY PERIOD AS OF MARCH 31, 2007
                                                          -------------------------------------------
                                                               LESS THAN                                       MORE THAN 5
                                                  TOTAL          1 YEAR         1-3 YEARS       3-5 YEARS         YEARS
                                               -----------     -----------     -----------     -----------     ----------
           Operating lease obligations ...     $ 3,951,794     $   431,587     $ 1,181,911     $ 1,218,096     $1,120,200
           Continuous motion patch machine         166,264         166,264             -                 -              -
           Capital lease obligations .....          45,138          30,867          14,271               -              -
           Debt obligations ..............       8,691,550       2,850,000       5,841,550               -              -
           Advisory consulting agreement .         602,500         122,500         360,000         120,000              -
                                               -----------     -----------     -----------     -----------     ----------
           Total .........................     $13,457,246     $ 3,601,218     $ 7,397,732     $ 1,338,096      $1120,200
                                               ===========     ===========     ===========     ===========     ==========

        Effective as of September 28, 2004, upon cancellation of all outstanding shares of the Vyteris Series A convertible preferred stock, the holders of Vyteris Holdings Series B convertible redeemable preferred stock were entitled to receive an annual cash dividend of 8% of the then applicable redemption price, as defined, out of funds legally available, payable quarterly. The dividends with respect to Vyteris Holdings Series B convertible redeemable preferred stock are cumulative, whether or not earned or declared and shall be paid quarterly in arrears. We expect to accrue dividends of $.02 million per year until redemption begins. Interest accrued was $0.2 million for the three-month periods ended March 31, 2007 and 2006.

        We are required to pay Becton Dickinson a royalty in respect of sales of each iontophoresis product stemming from intellectual property received by us from Becton Dickinson as part of our formation. For each such product, on a country-by-country basis, that obligation continues for the later of 10 years after the date of the first commercial sale of such product in a country and the date of the original expiration of the last-to-expire patent related to such product granted in such country. The royalty, which is to be calculated semi-annually, will be equal to the greater of 5% of all direct revenues, as defined below, or 20% of all royalty revenues, with respect to the worldwide sales on a product-by-product basis. No royalties will be earned by Becton Dickinson prior to November 10, 2005. "Direct revenues" are the gross revenues actually received by us from the commercial sale of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges or certain other expenses. "Royalty revenues" are the gross revenues actually received by us from any licensing or other fees directly relating to the licensing of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges and certain other expenses. Total accrued royalty in the condensed consolidated balance as of March 31, 2007 was insignificant.

        Commencing on March 1, 2006 and continuing for one year thereafter, Vyteris will be required to redeem on a quarterly basis an amount of Vyteris Series B convertible redeemable preferred stock equal to 5% of the gross profits derived from the sale of LidoSite. During the following years, we will be required to redeem (on a quarterly basis) an amount of Vyteris \ Series B convertible redeemable preferred stock equal to 10% of the gross profits derived from the sale of LidoSite. The redemption price of the Vyteris Series B convertible redeemable preferred stock is $1.00 per share (adjusted for splits, etc.) plus any accrued but unpaid dividends.

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

RISKS RELATED TO OUR BUSINESS

WE ARE EXPERIENCING A SEVERE, CONTINUING CASH SHORTAGE AND WITHOUT SUFFICIENT FINANCING WE MAY BE REQUIRED TO CEASE OPERATIONS.

        As of March 31, 2007, our cash and cash equivalents amounted to $6.2 million. Without any substantial revenues, we have been dependent upon borrowings, which have taken the form of borrowings and equity financings to remain in business. As of March 31, 2007, our current liabilities exceeded our current assets by approximately $23.7 million. If we do not continue to raise capital until we generate sufficient sums of revenue to cover this working capital deficit, we will be required to discontinue or substantially modify our business. These factors raise substantial doubt about our ability to continue as a going concern.

WE HAVE NEVER BEEN PROFITABLE, WE MAY NEVER BE PROFITABLE, AND, IF WE BECOME PROFITABLE, WE MAY BE UNABLE TO SUSTAIN PROFITABILITY.

        From November 2000 through March 31, 2007, we incurred net losses in excess of $111.3 million, as we had been engaged primarily in clinical testing and development activities. We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur significant losses for the foreseeable future and to finance our operations through sales of securities and incurrence of indebtedness.

WE ARE SUBJECT TO RESTRICTIVE COVENANTS WHICH ARE NOT LIKELY TO BE WAIVED BY THE HOLDERS OF VARIOUS FINANCING INSTRUMENTS TO WHICH THE COMPANY IS A PARTY.

        When we have issued various financing instruments, we were required to agree to several restrictive covenants, including, among others, restrictions on our ability to sell to, merge with, or purchase, another business, incur additional debt, grant liens on our assets, or buyback or redeem stock, without the consent of those lenders. The holders such instruments have advised us that they have no intention of granting us waivers with respect to any of those covenants. Several of those covenants have made, and may make, it more difficult for us to obtain additional financing through the issuance of debt securities.

AN AGREEMENT THAT PROVIDED US WITH OUR PRINCIPAL SOURCE OF REVENUES IS SUBJECT TO TERMINATION ON SHORT NOTICE.

        Our agreement with Ferring Pharmaceuticals, Inc., under which we are developing a drug delivery product for female infertility, enables Ferring to terminate our relationship on short notice. This agreement was our principal source of revenues during 2006 and during the first quarter of 2007. Any reduction in our revenues will produce further need for capital infusions, which may not be available to us.

WE PLAN TO MAKE CAPITAL EXPENDITURES THAT MAY RESULT IN EXCESS MANUFACTURING CAPACITY.

        We intend to take delivery of equipment which has been manufactured to our specifications and is currently on the premises of the manufacturer in Europe. However, the demand for our LidoSite product currently is not sufficient to make efficient use of this equipment. When we take delivery of this equipment (anticipated to be in mid-2007), it will be necessary for us to incur substantial additional expenses to install the equipment and qualify the production space under FDA regulations and we may have excess manufacturing capacity, and we will not be able to begin to predict when we will be able to, if at all, utilize this capacity until there has been a sufficient prospective history of sales to gauge demand for the products.

THE COMPANY HAS ADOPTED A NEW BUSINESS STRATEGY, WHICH INVOLVES A RECOMMENCEMENT OF ITS MANUFACTURING AND SALES AND MARKETING ACTIVITIES, WHICH IT MAY NOT BE ABLE TO ACCOMPLISH.

        Recently we announced the adoption of a new business strategy, and we will require significant additional financing to accomplish that strategy, which financing may not be available on acceptable terms, or at all. In the interim, the Company's manufacturing and sales activities have been in hiatus. Further, our new plan requires that we be ready to resume manufacturing products in the second quarter of 2007, with sales to recommence in the third quarter of 2007. We will need to rapidly and substantially ramp up our manufacturing capability, relationships with critical vendors, obtain additional regulatory approvals (including FDA approval of packaging and labeling changes), hire additional technical employees, and improve its know-how and processes, all of which may not be possible in those time frames or at all. Also, there are difficulties inherent in any substantial ramp up process, such as management of increased infrastructure and streamlining manufacturing processes, which may further hinder our ability to recommence manufacturing and sales and marketing in a timely manner.

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

        Our new strategy is designed to address problems that we have experienced. The new strategy, even if successful, provides no assurance that we will be able to attain profitability in the near term or medium term or ever. Accordingly, we expect that we will require additional capital in order to be able to reach profitable operations, although we cannot assure you that we will ever be profitable. Given the difficulties that we have experienced in the past, we cannot assure you that we will be successful in our capital raising efforts. If we are unable to raise sufficient additional capital on acceptable terms in a timely fashion, we will be forced to restrict new product development and may be unable to continue our business operations. If we raise capital in the future and it involves equity, such a financing will almost certainly involve substantial dilution of outstanding equity. Any subsequent offerings may also require the creation or issuance of a class or series of stock that by its terms ranks senior to the common stock with respect to rights relating to dividends, voting and/or liquidation. It will be necessary for us to seek additional capital almost immediately.

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

        Our limited operating history as an independent drug delivery business makes predicting our future growth and operating results difficult. Vyteris, Inc., our subsidiary incorporated in New Jersey, now a subsidiary of Vyteris, Inc. (incorporated in Nevada), was incorporated in Delaware in 2000, although a substantial portion of its business was developed by Becton Dickinson from prior to 1990 until 2000.

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

        o       effectively manage our operations;

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

        To date, we have not generated material revenues from sales of our first drug delivery product, LidoSite, and in fact generated no revenue whatsoever from LidoSite sales during the first quarter of 2007, our most recent reporting period. As is common in our industry, we have spent many years and substantial sums of money in developing LidoSite. To develop that product to the point where we are able to commence commercial sales, it has been necessary for us to prove our concepts, develop patent positions, engage in substantial clinical trials, develop appropriate manufacturing processes, obtain necessary regulatory approvals and establish a marketing and distribution agreement with B. Braun. Our initial product sales demonstrated that we needed to perform corrective work on the controller component of our LidoSite product. With all of this work effort and the attendant capital and operating expenditures, we still have not tested the market in a manner that can assure us or our investors that we will derive material revenues from LidoSite. If we are unable to derive material revenues from the sale of our LidoSite product, our liquidity will be materially and adversely impacted, we will require additional capital and we may find it more difficult to attract marketing partners for subsequent products that we may develop.

WE CANNOT BE CERTAIN OF THE PACE AT WHICH B. BRAUN WILL DELIVER OUR LIDOSITE PRODUCT TO THE HOSPITAL MARKET AND WHETHER SIGNIFICANT SALES WILL RESULT.

        Upon our test launch, a small sample of initial customers for LidoSite found, in certain instances, that the controllers in our LidoSite product did not perform. B. Braun has implemented a national hospital sales effort with our redesigned controllers and during the first quarter of 2007, there were no sales, and we do not know if significant sales will result.

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

        We previously filed a registration statement with the SEC relating to the resale of 12,960,174 shares of our Common Stock. Since the registration statement was not declared effective by the SEC by February 25, 2005, we were obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by that registration statement, and for each month, or portion of a month, in which such delay continued, an amount equal to 2% of such purchase price, until we cured the delay, with an overall cap on such liquidated damages of 10% of the aggregate purchase price paid by such stockholders for such shares. That registration statement was initially declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which, if made in cash, would have materially adversely affected our financial condition. Interest accrues after May 19, 2005 on the amount of liquidated damages at the rate of 18% per annum. At March 31, 2007, accrued and unpaid interest on the liquidated damages amounted to approximately $0.1 million and our total liability for unpaid liquidated damages plus unpaid interest thereon was approximately $1.9 million While we plan to offer to pay this liability in shares of our Common Stock rather than cash, the holders of the rights to such payments have no obligation to accept such offer and we cannot assure you that any or all of such holders will accept our offer. We may be subject to additional penalties should the use of that prospectus or other registration statements we have filed become suspended in the future.

OUR COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002 (THE "SARBANES OXLEY ACT") AND SEC RULES CONCERNING INTERNAL CONTROLS IS TIME-CONSUMING, DIFFICULT AND COSTLY FOR US.

        It is time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We currently have a qualified employee in the position of principal financial officer but have yet to appoint him as Chief Financial Officer and obtain a long term contract with him. Thus, we may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain. If we are deemed to be an "accelerated filer" pursuant to the general rules and regulations promulgated under the Securities Exchange Act of 1934, the accelerated filing requirements will divert significant time, resources, and money from the day-to-day operations of the Company.

OUR LARGEST STOCKHOLDER MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

        Kevin Kimberlin, through his majority ownership of STSG (a related party to Spencer Trask Ventures, Inc.) and related parties, is our largest stockholder. As of March 31, 2007, Mr. Kimberlin and related parties beneficially own more than 35% of our voting stock. Accordingly, Mr. Kimberlin has substantial control over us and has substantial power to elect directors and to generally approve all actions requiring the approval of the holders of our voting stock, including adopting amendments to our articles of incorporation and bylaws and approving mergers, certain acquisitions or sales of all or substantially all of our assets, which could delay or prevent someone from acquiring or merging with us or limit the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

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

OUR COMMON STOCK IS CONSIDERED A "PENNY STOCK" AND MAY BE DIFFICULT TO SELL.

        Our common stock is considered to be a "penny stock" since it meets one or more of the definitions in Rule 3a51-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or
(iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis. Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

        Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

STANDARDS FOR COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 ARE UNCERTAIN, AND IF WE FAIL TO COMPLY IN A TIMELY MANNER, OUR BUSINESS COULD BE HARMED AND OUR STOCK PRICE COULD DECLINE.

        Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of the assessment by our independent registered public accountants. This requirement for management's assessment of our internal control over financial reporting will first apply to our annual report for fiscal 2007 and the requirement for our auditor's attestation will first apply to our annual report for fiscal 2008. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of the assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted. We expect to incur additional accounting related expenses associated with compliance with Section 404.

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

        We sold a total of 23,000,000 shares of common stock and 11,500,000 warrants in private placements on October 5, 2006 and November 8, 2006. In addition we sold a total of 7,053,638 shares of common stock in private placements in December 2006. We also sold a total of 10,795,668 shares of common stock in private placements in the first quarter of 2007, as well as issuing warrants convertible into approximately 1.1 million shares of common stock in connection therewith. We are also obligated to register these shares for sale.

        As of March 31, 2007, we had stock options to purchase 4,332,365 shares of our common stock outstanding, of which options to purchase 2,131,132 shares were exercisable. Also outstanding as of the same date were warrants exercisable for 36,736,523 shares of common stock. Exercise of any outstanding stock options or warrants could harm the market price of our common stock.

ITEM 3. CONTROLS AND PROCEDURES

        (a) Our Chief Executive Officer (CEO) and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon the evaluation, concluded that the disclosure controls and procedures are effective in ensuring all required information relating to Vyteris is included in this quarterly report.

        We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        (b) Changes in internal controls. During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        In the first quarter of 2007, the Company raised a total of $8.1 million pursuant to which the Company issued to investors a total of 10,795,668 shares of common stock at $0.75 per share (the "2007 Financings"). In connection with the 2007 Financing, the Company paid finders fees to Wolverine International Holdings Ltd. ("Wolverine") and to Spencer Trask Ventures, Inc. ("STVI") a related-person of STSG, a principal stockholder of the Company, in the amount of $0.8 million and $0.04 million, respectively, representing 10% of the gross proceeds raised. In addition, the Company issued to Wolverine and STVI warrants to purchase up to 1,030,167 and 49,400 shares of the Company's common stock, respectively, representing 10% of the common stock issued to investors. Each warrant may be exercised for five years from the date of issuance to purchases share of common stock for $0.75 per share. The transaction calls for filing of a registration statement to cover the resale of the common stock and the amount of common shares underlying the warrants issued to Wolverine and STVI pursuant to their agreements with the Company. Net proceeds were $7.3 million, with finders fees and other legal costs of $0.8 million recorded as a reduction of equity as a cost of the transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE.

 ITEM 5. OTHER INFORMATION

     NONE.

ITEM 6. EXHIBITS -
  ITEM 6(A)                   EXHIBITS
  ---------                   --------

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

Date: May 15, 2007                           Vyteris, Inc.

                                             /s/ Timothy J. McIntyre
                                             -----------------------------------
                                             Timothy J. McIntyre
                                             Chief Executive Officer

                                  EXHIBIT INDEX
                                  -------------


        ITEM    DESCRIPTION
        ----    -----------

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