Form 10QSB
period 2007-06-30
Vyteris Holdings (Nevada), Inc.
filed 2007-08-14
CIK 1139950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
________________________

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

YES ☒  NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐       NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

CLASS	OUTSTANDING AT AUGUST 5, 2007
Common stock, par value $.001 share	88,800,397

Transitional Small Business Disclosure Format (Check one):   ☐  Yes    ☒  No

VYTERIS, INC.

FORM 10-QSB

Vyteris® and LidoSite® are our trademarks. All other trademarks, servicemarks or trade names referred to in this Quarterly Report on Form 10-QSB are the property of their respective owners.

ITEM 1. FINANCIAL STATEMENTS

VYTERIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2007	2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,035,131	$2,171,706
Accounts receivable, net	884,127	88,731
Inventory, net	473,950	3,374
Prepaid expenses and other current assets	259,288	311,684
Restricted cash	32,184	90,994
Total current assets	2,684,680	2,666,489

Restricted cash, less current portion	300,000	300,000
Property and equipment, net	861,624	936,103
Deferred offering costs, net	-	82,676
Other assets	273,376	273,376
TOTAL ASSETS	$4,119,680	$4,258,644

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Secured demand promissory notes due to a related party	$2,850,000	$2,500,000
Senior secured convertible debentures, net	-	210,048
Warrant liability	-	8,993,368
Accounts payable	2,748,833	2,996,048
Accrued registration rights penalty	2,009,971	1,880,948
Accrued expenses, deferred revenue and current portion of capital leases	2,722,534	3,593,446
Total current liabilities	10,331,338	20,173,858

Senior secured convertible promissory note, net	126,090	12,050
Subordinated convertible notes due to a related party, net	5,336,306	5,325,631
Deferred revenue, less current portion	380,623	442,962
Capital lease obligation, less current portion	5,815	22,422

Preferred stock, 50,000,000 shares authorized, on June 30, 2007 and December 31, 2006:
Series B convertible, mandatorily redeemable preferred stock; 7,500,000 shares issued and outstanding on June 30, 2007 and December 31, 2006; liquidation preference $9,150,000 and $8,850,000 at June 30, 2007 and December 31, 2006, respectively	9,150,000	8,850,000
Total liabilities	25,330,172	34,826,923

Stockholders’ equity (deficit):
Common stock, par value $.001 per share; 200,000,000 shares authorized, 79,613,731 and 63,284,956 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	79,614	63,285
Additional paid-in capital	102,277,857	70,922,366
Accumulated deficit	(123,567,963)	(101,553,930)
Total stockholders’ equity (deficit)	(21,210,492)	(30,568,279)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,119,680	$4,258,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Product sales	$1,577	$8,508	$2,433	$56,580
Product development	778,258	562,146	1,703,408	968,350
Other revenue	38,044	31,144	62,339	88,244
Total revenues	817,879	601,798	1,768,180	1,113,174

Cost and expenses:
Cost of sales	1,000	43,702	1,000	234,010
Research and development	2,090,954	1,858,379	4,226,057	3,734,390
General and administrative	4,491,822	1,459,427	6,339,637	3,007,545
Registration rights penalty	64,867	64,868	129,022	129,023
Total cost and expenses	6,648,643	3,426,376	10,695,716	7,104,968
Loss from operations	(5,830,764)	(2,824,578)	(8,927,536)	(5,991,794)

Interest (income) expense:
Interest income	(46,596)	(16,884)	(70,378)	(33,846)
Interest expense to related parties	855,051	345,832	1,359,720	724,541
Interest expense	528,571	641,121	1,455,747	1,254,507
Interest expense, net	1,337,026	970,069	2,745,089	1,945, 202

Revaluation of warrant liability	5,057,237	-	10,341,408	-
Total other expenses, net	6,394,263	970,069	13,086,497	1,945,202

Net loss	$(12,225,027)	$(3,794,647)	$(22,014,033)	$(7,936,996)

Net loss per common share:
Basic and diluted	$(0.15)	$(0.20)	$(0.30)	$(0.41)

Weighted average number of common shares:
Basic and diluted	79,190,152	19,295,152	72,333,639	19,294,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2006	63,284,956	$63,285	$70,922,366	$(101,553,930)	$(30,568,279)
Stock-based compensation expense	-	-	1,470,699	-	1,470,699
Exercise of stock options	230,155	230	439,366	-	439,596
Issuance of restricted shares under outside director compensation plan	77,680	78	57,522	-	57,600
Issuance of common stock for capital raised	12,110,667	12,111	9,070,784	-	9,082,895
Disbursements related to issuance costs of common stock raise and warrants	-	-	(1,034,365)	-	(1,034,365)
Issuance of warrants associated with working capital facility	-	-	736,287	-	736,287
Issuance of common stock pursuant to conversion of senior secured convertible debentures	3,854,829	3,855	959,852	-	963,707
Transfer of warrant liability to equity upon approval of sufficient authorized shares	-	-	19,334,776	-	19,334,776

Cashless exercise of warrants	55,444	55	(55)	-	-

Issuance of warrants to advisor	-	-	320,625	-	320,625

Net loss for the six months ended June 30, 2007	-	-	-	(22,014,033)	(22,014,033)
Balance at June 30, 2007	79,613,731	$79,614	$102,277,857	$(123,567,963)	$(21,210,492)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,014,033)	$(7,936,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	182,123	375,228
Stock based compensation charges	1,470,699	385,297
Amortization of senior secured convertible debentures discount	753,659	508,268
Amortization of offering costs on senior secured convertible debentures	125,716	239,169
Amortization of unsecured convertible debentures discount	-	10,674
Accrued registration rights penalty	129,023	129,023
Loss from revaluation of warrants issued in excess of authorized shares	10,341,408	-
Loss on disposal of fixed assets	-	1,480
Inventory reserves	-	108,684
Warrants issued for working capital facility	736,287	304,700
Deferred rent	24,516	35,096
Issuance of warrants to advisor	320,625	-
Deferred revenue	(62,339)	(55,529)
Other	93,869	-
Change in operating assets and liabilities:
Accounts receivable	(795,396)	(115,228)
Inventory	(470,576)	(351)
Prepaid expenses and other assets	52,396	222,584
Accounts payable	(247,215)	(365,813)
Accrued expenses and other liabilities	(1,094,172)	56,376
Interest payable to related parties	660,277	409,167
Net cash used in operating activities	(9,793,133)	(5,688,171)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash	58,810	560,175
Purchase of equipment	(107,644)	(7,187)
Net cash (used in) provided by investing activities	(48,834)	552,988

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placements of common stock and warrants	8,036,420	-
Proceeds from issuance of unsecured promissory notes to related parties	-	250,000
Proceeds from the exercise of stock options	439,596	-
Proceeds from issuance of promissory note to related party	-	4,750,000
Proceeds from issuance of secured bridge note to related party	200,000	-
Repayment of secured bridge note to related party	(200,000)	-
Proceeds from issuance of secured promissory note to related party	350,000	-
Repayment of capital lease obligations and other	(120,624)	(17,488)
Net cash provided by financing activities	8,705,392	4,982,512

Net decrease in cash and cash equivalents	(1,136,575)	(152,671)
Cash and cash equivalents at beginning of the period	2,171,706	826,177
Cash and cash equivalents at end of the period	$1,035,131	$673,506

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	106,057	507,034
Issuance of warrants in connection with issuance of subordinated convertible unsecured promissory note	-	62,267
Conversion of senior secured convertible debentures into common stock	963,707	-
Reclassification of warrant value from a liability due to equity	19,334,776	-
Fair value of warrants issued to placement agents in connection with equity offering	1,145,487	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Organization and Basis of Presentation

Business

Vyteris, Inc. (formerly Vyteris Holdings (Nevada), Inc., (the terms “Vyteris” and the “Company” refer to each of Vyteris, Inc., its subsidiary, Vyteris, Inc. (incorporated in the State of New Jersey) and the combined company), has developed and produced the first FDA - approved electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to administer certain therapeutics either directly to the skin or into the bloodstream. In January 2005, Vyteris, Inc. received approval from the United States Food and Drug Administration (“FDA”) for its manufacturing facility and processes for LidoSite. Vyteris, Inc. holds over 60 U.S. patents relating to the delivery of drugs across the skin using a mild electric current and operates in one business segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the six month period ending June 30, 2007, the Company financed its operations with a $0.4 million loan in the form of a senior secured promissory note from Spencer Trask Specialty Group, LLC, or STSG (see Note 5), issued in the first quarter. In addition, in the first six months of 2007, the Company raised a total of $9.1 million, with net proceeds of $8.0 million, pursuant to stock purchase agreements for the sale of shares of common stock at $0.75 per share (see Note 10). Net proceeds from these financings have not provided sufficient funds for the Company’s current operations. Subsequent financings have been and will be required to fund the Company’s operations. No assurance can be given that the Company will be successful in arranging the further financing needed to continue the execution of its business plan, which includes the development of new products. Failure to obtain such financing will require management to substantially curtail operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue in business as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. The condensed consolidated balance sheet as of June 30, 2007 has been derived from those audited consolidated financial statements. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Intercompany balances and transactions have been eliminated in consolidation.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  Significant Accounting Policies

Accounting policies

There have been no significant changes in the Company’s accounting policies (as detailed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006). The following significant accounting policies are included herein.

Restricted cash

As of December 31, 2006, the Company had $0.4 million of restricted cash, consisting of $0.1 million deposited in a cash collateral account to secure the payment of interest on the senior secured convertible debentures issued on August 19, 2005 and the optional debentures, and $0.3 million that guarantees issued letters of credit. As of June 30, 2007, the Company has $0.3 million of restricted cash, that guarantees issued letters of credit.

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

As of June 30, 2007, the Company had a single customer, B. Braun Medical, Inc., or B. Braun, to generate product revenue. The Company initially granted B. Braun the right to be its principal, worldwide sales and marketing distributor for its LidoSite product. On March 7, 2006 and on January 1, 2007 the Company and B. Braun amended B. Braun’s right to be its exclusive worldwide sales and marketing distributor for its LidoSite product by granting back to the Company the sales and marketing distribution rights to the U.S. physician office market and the Japanese market. At this time, B. Braun has not provided the Company with a purchase order for the prospective calendar quarters, and minimal product revenue was generated during the first two quarters of 2007.

On June 5, 2007, the Company entered into a sales and marketing agreement with Laboratory Corporation of America (“LabCorp”) to launch its LidoSite product in the physicians’ office market. The launch is consuming substantial Company resources, and if the product launch is not successful this could cause substantial, potentially unrecoverable losses. It is not yet possible to gauge market response to the product or to determine at what price the product can be sold, so even if there are substantial sales, there is no assurance that the Company will make a profit or cover its costs with regard to the initial introductory phase of the product launch.

The LidoSite product consists of a patch that adheres to the skin and contains the medication and a small reusable battery-powered, wearable electronic dose controller that connects to the patch. The controller that has been developed for LidoSite is a simple, single-pulse device initiated by the push of a button, which turns on the electric current for a ten-minute interval as it delivers the drug. Sophisticated control circuitry senses the skin’s electrical resistance and limits the amount of current that is delivered to a safe, comfortable level, thereby automatically adapting to a wide range of skin types and characteristics. The controller is designed to provide up to 99 applications of the LidoSite product. Certain defects relating to the operation of the controller have been remedied by the Company; however, there have been insufficient sales of the product to determine, on a widespread basis, if the remedies are effective, or if further changes will be needed to render the controllers fully effective.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Income Taxes

In February 2007, the SEC staff clarified its views related to changes in the classification of interest and penalties for periods prior to the adoption of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Financial Accounting Standards Board (“FASB”) Statement No. 109” (“FIN 48”). Specifically, the SEC staff believes that if a registrant changes how it classifies interest and penalties upon adoption of FIN 48, it should not reclassify amounts in prior periods. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation was adopted by the Company effective January 1, 2007. The adoption of this interpretation did not have a material impact on the Company’s financial statements.

Recently issued accounting standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.  Inventories, net

Inventories consist of the following:
	June 30, 2007	December 31, 2006
	(Unaudited)

Raw materials	$781,776	$510,276
Work in process	165,742	203,964
Finished goods	-	43,500
Inventory	947,518	757,740
Excess and obsolete inventory	(473,568)	(754,366)
Inventory, net	$473,950	$3,374

Inventories are stated at the lower of cost (first-in, first-out method) or market.

The Company assesses the valuation of its inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory and the lower of cost or market adjustment. The key factors in the Company’s inventory review process are the historical rates for raw material and fabricated patch meeting its product specification acceptance criteria, contractual terms with third parties and anticipated demand for the LidoSite product.

In August 2006, the Company exchanged with B. Braun approximately 60,000 LidoSite patches with current expiration dates for the same amount of patches, with a longer expiration period, from the Company’s finished goods inventory reducing its finished goods inventory and excess and obsolete reserve by approximately $0.3 million. In addition, inventory and related inventory reserves decreased during the three and six months ended June 30, 2007 and 2006, as the Company scrapped expired inventory.

4.  Property and Equipment, net

Property and equipment, net consist of the following:

	June 30, 2007	December 31, 2006
	(Unaudited)

Manufacturing and laboratory equipment	$2,054,582	$2,029,512
Furniture and fixtures	326,671	324,669
Office equipment	303,784	260,373
Leasehold improvements	367,818	330,657
Software	198,345	198,345
	3,251,200	3,143,556
Less: Accumulated depreciation and amortization	(2,389,576)	(2,207,453)
Property and equipment, net	$861,624	$936,103

Depreciation and amortization expense, included in cost and expenses in the accompanying condensed consolidated statements of operations, was approximately $0.1 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively, and $0.2 million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively .

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  Secured Demand Promissory Notes

In September 2004, Spencer Trask Specialty Group, LLC ("STSG"), a related party,  agreed to provide the Company (or, at its option, cause a related party to provide to the Company) with up to $5.0 million in working capital loans, as amended, in the form of 11.5% secured demand promissory notes (the “Working Capital Facility”). Pursuant to the terms of the Working Capital Facility, amounts drawn under the facility were to be repaid on or before November 15, 2005. The Working Capital Facility is secured by a lien on all of the Company’s and its operating subsidiary’s assets which is subordinate to the lien on those assets held by the lenders in the December 2006 senior secured convertible promissory note (see Note 9).

As of September 30, 2005, the Company did not have adequate accounts receivable and inventory to collateralize amounts drawn under the Working Capital Facility. Through several amendments, STSG and the Company agreed to the following: (a) the noteholders waived all covenant defaults resulting from inadequate collateral coverage until June 1, 2007, (b) the maturity dates under the Working Capital Facility were deferred until June 1, 2007 (which has been extended pending formal agreement, which is expected shortly), (c) on a monthly basis until November 30, 2007, the Company will issue to the noteholders warrants to purchase 110,000 shares of the Company's common stock at an exercise price of $2.40 per share, and (d) the lenders shall have the option to convert the outstanding principal amount of the Working Capital Facility into Company common stock at a price of $1.25 per share. Management estimated that the fair value of the 220,000 warrants issued during the three months ended June 30, 2007 was $0.3 million and the 330,000 warrants issued during the three months ended June 30, 2006 was $0.1 million using the Black-Scholes option-pricing model. As the Company is currently renegotiating with STSG, no warrant issuances have been made thereunder since May 2007. The estimated fair value of the 550,000 warrants issued in the six months ended June 30, 3007 was $0.5 million and the fair value and 660,000 warrants issued during each of the three months June 30, 2006 was $0.3 million using the Black-Scholes option-pricing model with the following weighted average assumptions; 4.71% risk-free interest rate, 5.0 years expected holding period and 99.1% expected volatility. The fair value of these warrants is included in interest expense to related parties in the accompanying condensed consolidated statements of operations. The Company has estimated an interest expense for June 2007 of approximately $0.02 million based upon expected renegotiated terms.

 Upon the issuance of common stock in the November 2006 Financing, the December 2006 Financing and the 2007 Financings at a purchase price below the current exercise price of the warrants, the Company applied the weighted average anti-dilution provisions contained in the Working Capital Facility warrant agreement (see Note 9 and Note 10).

On February 23, 2007, STSG loaned to the Company $0.4 million in aggregate principal amount in the form of a senior secured promissory note subject to the terms of the Working Capital Facility. In connection with the loan, on a monthly basis the Company will issue to the noteholders warrants to purchase 49,280 shares of the Company’s common stock at an exercise price of $0.75 per share. Management estimated that the fair value of the 96,560 and 197,120 warrants issued during the three and six month periods ended June 30, 2007 was approximately $0.172 million and $0.234 million, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions; 4.75% risk-free interest rate, 5.0 years expected holding period and 99.1% expected volatility. The fair value of these warrants is included in interest expense to related parties in the accompanying condensed consolidated statements of operations.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2007 and December 31, 2006, respectively, $2.9 million and $2.5 million was outstanding under the Working Capital Facility. The Company recorded accrued and unpaid interest to related parties of approximately $0.1 million in accrued expenses in the accompanying condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006.

6.  Accrued Registration Rights Penalty

In connection with the delayed filing of a registration statement for securities sold pursuant to a $15.1 million private placement in 2004, the Company incurred approximately $1.4 million of liquidated damages in 2005. In addition, the Company is obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. The Company has not yet paid such amount and interest continues to accrue. Interest expense, included in registration rights penalty in the accompanying condensed consolidated statements of operations, was approximately $0.06 million for each of the three month periods ended June 30, 2007 and 2006, and $0.13 million for each of the six month periods ended June 30, 2007 and 2006.

7.  Accrued Expenses, Deferred Revenue and Current Portion of Capital Leases

Accrued expenses, deferred revenue and current portion of capital leases consist of the following:

	June 30,	December 31,
	2007	2006
	(Unaudited)
Compensation, accrued bonuses and benefits payable	$348,201	$879,202
Interest payable and accrued expenses due to a related party	1,120,551	776,188
Finders’ fees on private placements	31,872	1,103,747
Continuous motion patch machine costs and delivery	166,264	166,264
Deferred revenue, current portion	124,678	124,678
Insurance	72,112	106,301
Legal and consulting	303,744	36,053
Accounting fees	79,000	109,500
Current portion of capital lease obligation	32,030	29,746
Other	444,082	261,767
	$2,722,534	$3,593,446

8.  Senior Secured Convertible Debentures issued on August 19, 2005

Senior secured convertible debt consists of the following:

	June 30, 2007	December 31, 2006
	(Unaudited)
Total principal amount of outstanding debt before debt discount	$-	$963,707
Unamortized debt discount	-	(753,659)
Total senior secured convertible debt, net of discount	$-	$210,048

At December 31, 2006, the outstanding balance of the senior secured convertible debt was held by Qubit Holdings LLC, or Qubit, an entity owned by certain trusts established for the benefit of the children of the Company’s controlling stockholder, Kevin Kimberlin.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At March 31, 2007, Qubit elected to convert the entire remaining principal balance into 3,854,829 shares of the Company’s common stock at a conversion price of $0.25 per share. As a result of this conversion of debt, the Company accelerated the amortization of deferred offering costs relative to the amount of debt converted. Offering costs of $0.1 million related to the conversion of debt to common stock were recorded as a reduction of paid in capital as of June 30, 2007. Offering costs amortization expense was approximately $0.1 million and $0.2 million for the three and six-month periods ended June 30, 2006, respectively, and is included in interest expense in the condensed consolidated statements of operations.

In addition, as a result of this conversion, the Company charged the related $0.6 million of unamortized debt discount to interest expense, included in the condensed consolidated statement of operations for the three months ended March 31, 2007. Debt discount amortization expense totaled $0.8 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively, and is included in interest expense in the condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006, respectively. There was no amortization expense recorded in the three month period ended June 30, 2007.

In connection with the issuance of the senior secured convertible debt in 2005, the Company issued Qubit warrants to purchase 3,601,993 shares of the Company’s common stock with an exercise price of $0.25 per share, which fair value was being amortized over the term of the debt with the remaining unamortized amount expensed at the date of conversion. These warrants are outstanding as of June 30, 2007.

As a result of the closing of the November 2006 Financings (See Note 9), certain anti-dilution provisions in the debt were triggered in the fourth quarter of 2006, whereby the conversion price of the debt, and the exercise price and the number of shares pertaining to the warrants were adjusted to reflect the purchase price agreed to with the investors in the November 2006 Financings. Pursuant to EITF 06-6, “Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments”, the Company calculated a revised debt discount related to the change in the warrant value and beneficial conversion feature and evaluated the change in the debt discount resulting from the triggering of the anti-dilution agreement. As a result, the Company concluded that the revised debt discount was equal to the then outstanding debt and a debt modification had occurred. As of June 30, 2007, all of the outstanding debt and related debt discount have been settled and there is no outstanding balance.

9.  2006 Debt Financings

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

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company allocated the aggregate proceeds of the January 2006 Promissory Note between the warrants and the debentures based on their relative fair values in accordance with APB No. 14 and thus recorded approximately $62,000 as additional paid-in capital for the value allocated to the warrants. Management determined the fair value of the warrants utilizing the black scholes option-pricing model. The Company is amortizing the fair market value of the warrants through December 2008, the date of maturity. Warrant amortization expense was approximately $5,300 and $10,700 for the three and six-month periods ended June 30, 2007 and 2006, respectively, and is included in interest expense to related parties in the condensed consolidated statements of operations. Should the January 2006 Promissory Note be converted or paid prior to the payment terms, the amortization of the fair value allocated to the warrants will be accelerated.

2006 Promissory Notes

In 2006, STSG provided the Company with a total of $8.1 million in loans in the form of Subordinated Convertible Unsecured Promissory Notes (the “2006 Promissory Notes”). The 2006 Promissory Notes: (i) mature on December 1, 2008; (ii) bear interest at a rate equal to 10% per annum payable in cash on a semi-annual basis; (iii) are convertible into shares of common stock at a conversion price of $2.40 per share; (iv) are convertible into the Company’s next private financing of equity or debt securities and (v) have piggy-back registration rights. As an inducement to STSG to make these loans the Company entered into a letter agreement with STSG pursuant to which the Company agreed to use its best efforts to take all necessary and appropriate action to amend its articles of incorporation to reduce the conversion price of its series B convertible preferred stock (of which STSG is the principal holder) from $7.16 per share to $1.00 under certain conditions and is currently at $3.58 per share. This reduction has not yet taken place.

As an inducement to STSG to purchase the August 30, 2006 subordinated convertible unsecured promissory note, the Company agreed to amend the prior 2006 Promissory Notes to conform the conversion provision of the notes to conversion at the option of the holder, rather than automatic conversion, in a "Qualified Financing," as defined. On December 11, 2006, STSG elected to convert $3.0 million of these notes into 4.0 million shares of common stock, at a conversion price of $0.75 per share, in connection with the December 2006 Financing (a “Qualified Financing”). STSG has signed an agreement with the Company that the conversion price will remain at $2.40 for all notes outstanding at December 31, 2006.

The following is a schedule of the balance of the 2006 Financings at June 30, 2007:

Lender	Issuance Date	Principal Amount	Balance
Spencer Trask Specialty Group, LLC	January 31, 2006	$250,000	$250,000
Spencer Trask Specialty Group, LLC	February 13, 2006	500,000	500,000
Spencer Trask Specialty Group, LLC	February 16, 2006	500,000	500,000
Spencer Trask Specialty Group, LLC	March 21, 2006	500,000	500,000
Spencer Trask Specialty Group, LLC	April 4, 2006	500,000	500,000
Spencer Trask Specialty Group, LLC	April 18, 2006	750,000	750,000
Spencer Trask Specialty Group, LLC	May 5, 2006	500,000	500,000
Spencer Trask Specialty Group, LLC	May 23, 2006	500,000	500,000
Spencer Trask Specialty Group, LLC	June 8, 2006	500,000	500,000
Spencer Trask Specialty Group, LLC	June 26, 2006	500,000	500,000
Spencer Trask Specialty Group, LLC	July 7, 2006	200,000	200,000
Spencer Trask Specialty Group, LLC	July 18, 2006	166,550	166,550
Less: fair value of warrants (original basis $62,267), net of amortization			(30,244)
Balance at June 30, 2007			$5,336,306

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

December 2006 Senior Secured Convertible Promissory Note

On December 11, 2006, the Company issued a senior secured convertible promissory note in the principal amount of $0.5 million to Allen Capital Partners. This promissory note accrues interest at a rate of 6% per annum and is payable on or before December 10, 2008. The holder of the promissory note may elect to convert the promissory note at any time into shares of common stock of the Company at a conversion price of $0.25 per share. The promissory note is secured by the assets of the Company.

In accordance with EITF 98-5 and EITF 00-27, the Company has determined that there is a beneficial conversion feature to the senior secured convertible promissory note in the amount of $0.5 million. This amount is being amortized over the life of the debt using the effective interest method. Warrant amortization expense for the three and six months ended June 30, 2007 was $0.1 million and is included in interest expense in the condensed consolidated statements of operations, and unamortized debt discount of $0.3 million is included in the accompanying condensed consolidated balance sheets as of June 30, 2007.

10.  Private Placements of Common Stock and Warrants

2006 Private Placements

In the fourth quarter of 2006, the Company raised $5.75 million pursuant to which the Company issued to investors a total of (i) 23,000,000 shares of common stock and (ii) 11,500,000 warrants, each of which may be exercised for two years from the date of issuance to purchase an additional share of common stock for $0.45 per share (the “November 2006 Financing”). These securities were offered in units of two shares of common stock and one warrant at a purchase price of $0.50 per unit (the “Unit”). Each warrant is callable by the Company when the bid price of the common stock trades at or above $1.00 per share for twenty consecutive trading days. These securities were issued in a private placement exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of that act. In connection with the agreement, the Company will use its best efforts to register the shares, however, no penalties are required in the event the Company does not register the shares.

In connection with the November 2006 Financing, the Company paid finders fees to Wolverine International Holdings Ltd. (“Wolverine”) and to Spencer Trask Ventures, Inc. (“STVI”) a related-person of STSG, a principal stockholder of the Company, in the amount of $0.5 million and $0.1 million, respectively, representing 10% of the gross proceeds raised. In addition, the Company issued to Wolverine and STVI warrants to purchase up to 950,000 and 200,000 Units, respectively, representing 10% of the Units issued to investors. Each warrant may be exercised for two years from the date of issuance to purchase an additional share of common stock for $0.45 per share and two shares of common stock. The registration rights agreement described above also will cover the resale of the common stock and the amount of common shares underlying the warrants issued to Wolverine and STVI pursuant to their agreements with the Company. Net proceeds were $5.1 million, with finders fees and other legal costs of $0.6 million recorded as a reduction of equity as a cost of the transaction.

Upon completion of the November 2006 Financing, the Company issued 7.1 million shares to International Capital Advisory, Inc. (“ICA”) and four related finders in equal proportion as an advisory fee. These shares are a component of the cost of the transaction. As of June 30, 2007, ICA has assisted the Company in raising a total of $19.1 million in funding.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At the end of the fourth quarter of 2006, the Company sold an additional $5.3 million of common stock at $0.75 per share for a total of 7,053,638 million shares (the "December 2006 Financing", and with the November 2006 Financing, the “2006 Financings”). In connection with the December 2006 Financing, the Company paid finders fees to Wolverine and STVI of $0.3 million each, representing 10% of the gross proceeds raised. In addition, the Company issued to Wolverine and STVI warrants to purchase up to 341,300 and 364,064 shares of the Company's common stock, respectively, representing 10% of the common stock issued to investors. Each warrant may be exercised for five years from the date of issuance to purchases share of common stock for $0.75 per share. The registration rights agreement described above also will cover the resale of the common stock and the amount of common shares underlying the warrants issued to Wolverine and STVI pursuant to their agreements with the Company. Net proceeds were $4.7 million, with finders fees and other legal costs of $0.6 million recorded as a reduction of equity as a cost of the transaction.

2007 Private Placements

In 2007, the Company raised a total of $9.1 million pursuant to which the Company issued to investors a total of 12,110,667 shares of common stock at $0.75 per share (the “2007 Financings”). In connection with the 2007 Financing, the Company paid finders fees to Wolverine and to STVI, in the amount of $0.9 million and $0.04 million, respectively, representing 10% of the gross proceeds raised. In addition, the Company issued to Wolverine and STVI warrants to purchase up to 1,161,664 and 49,400 shares of the Company's common stock, respectively, representing 10% of the common stock issued to investors. Each warrant may be exercised for five years from the date of issuance to purchases share of common stock for $0.75 per share. The transaction calls for filing of a registration statement to cover the resale of the common stock and the amount of common shares underlying the warrants issued to Wolverine and STVI pursuant to their agreements with the Company. Net proceeds were $8.0 million, with finders fees and other legal costs of $1.0 million recorded as a reduction of equity as a cost of the transaction.

Upon the issuance of Units at a purchase price of $0.50 in the November 2006 Financing, and issuance of common stock at a purchase price of $0.75 per share in the December 2006 Financing and the 2007 Financings, warrants currently held beneficially or of record by STVI, and employees thereof which had been issued to STVI as placement agent in connection with a September 2004 private placement became convertible into 6,871,429 shares of the Company’s common stock rather than 2,119,834 shares of common stock, giving effect to the weighted average anti-dilution provisions contained in those warrants. Warrants currently held beneficially or of record by STSG, in connection with the 279,330 warrants originally issued in connection with the Working Capital Facility, were amended to a total of 946,710 warrants with an exercise price of $1.09, giving effect to the weighted average anti-dilution provisions contained in those warrant. In addition, the 1,815,000 warrants issued for amendments to the Working Capital Facility were modified to a total of 4,347,359 with a weighted average exercise price of $0.90, giving effect to the weighted average anti-dilution provisions contained in those warrants. These modifications to the warrants issued to both the placement agents in the September 2004 private placement and warrants issued in connection with the Working Capital Facility were included in the original warrant agreements in order to allow the holder of the warrants to maintain their comparative values in the Company. Accordingly, there was no impact on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2007.

11. Warrant Liability

In connection with the 2006 Financings and the 2007 Financings (see Note 10), the Company determined that approximately 25.8 million common shares reserved for issuance under the warrants were in excess of authorized shares on a fully diluted basis (the “excess warrants”). Until such time that the certificate of incorporation was amended, the Company had classified these excess warrants as liabilities in the condensed

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

consolidated balance sheets, at fair value as calculated using a Black Scholes model, and recorded a corresponding loss from changes in the fair value of warrants issued in excess of authorized shares in the condensed consolidated statement of operations. For the three and six months ended June 30, 2007, a revaluation of warrant liability of $5.1 million and $10.3 million, respectively, was recorded in the accompanying condensed consolidated statements of operations. On May 2, 2007, shareholders approved the amendment to the Company’s articles of incorporation (and the Company so filed its amendment to its articles of incorporation) to increase its authorized shares to 200,000,000 and reclassified the warrant liability to additional paid in capital at its then fair value, or $26.6 million.

12.  Preferred Stock - Series B

Each holder of Vyteris’s Series B convertible redeemable preferred stock is entitled to receive dividends when, and if declared by the Board of Directors as long as any shares of the Vyteris, Inc. Series A preferred stock remained outstanding. Effective upon cancellation of all outstanding shares of the Vyteris, Inc. Series A convertible redeemable preferred stock on September 29, 2004, the holders of the Vyteris’s Series B convertible redeemable preferred stock are entitled to receive, ratably, an annual cash dividend of 8% of the then applicable redemption price, as defined, out of funds legally available, payable quarterly. Subject to the prior rights of the Vyteris, Inc. Series A convertible redeemable preferred stock, the dividends on the Vyteris’s Series B convertible redeemable preferred stock were cumulative, whether or not earned or declared and were to be paid quarterly in arrears. In the event of liquidation, holders of Vyteris’s Series B convertible redeemable preferred stock are entitled to receive a liquidation preference of $1.00 per share (adjusted for stock splits or combinations of such stock, recapitalizations, or other similar transactions that have the effect of increasing or decreasing the number of shares represented by each outstanding share of such stock), plus an amount equal to all declared but unpaid dividends on the Vyteris ’s Series B convertible redeemable preferred stock.

The Company accrued cumulative dividends in arrears on Vyteris’s Series B convertible redeemable preferred stock by recognizing $0.2 million, for each of the three months ended June 30, 2007 and 2006, respectively, and $0.3 million for each of the six months ended June 30, 2007 and 2006, respectively, of interest expense to related parties in the accompanying condensed consolidated statement of operations and increasing the redemption value of the Vyteris’s Series B convertible redeemable preferred stock.

With respect to the distribution of assets, Vyteris’s Series B convertible redeemable preferred stock ranks senior to the Company’s common stock. Each share of Vyteris’s Series B convertible redeemable preferred stock is convertible at any time, at the option of the holder, into common stock at a price per share if converted any time after March 31, 2007 at $3.58 (which is currently subject to renegotiation to $1.50 per share). The holders of Vyteris’s Series B convertible redeemable preferred stock (and the holders of any other series of preferred stock with similar voting rights as the Vyteris’s Series B convertible redeemable preferred stock) vote together with the holders of shares of common stock as a single class in all matters to be voted on by shareholders of the Company, except that the vote or consent of the holders of a majority of the shares of Vyteris’s Series B convertible redeemable preferred stock is necessary to authorize or issue an equity security having any preference over or being on a parity with the Vyteris’s Series B convertible redeemable preferred stock with respect to dividend or liquidation preference; increase the number of authorized shares of Vyteris’s Series B convertible redeemable preferred stock; or amend, alter or repeal any provision of the Company’s Certificate of Incorporation, Certificate of Designations or By-laws, if such action would alter, in any material respect, the rights of the Vyteris’s Series B convertible redeemable preferred stock. Mandatory redemption commences on March 1, 2006, the first anniversary date of the first commercial sale of LidoSite and continuing for one year thereafter, the Company is required to redeem (on a quarterly basis) an amount of Vyteris’ Series B convertible redeemable preferred stock equal to 5% of the gross profits derived from the sale of LidoSite. During the following years, the Company is required to redeem (on a quarterly basis) an amount of Vyteris’s Series B convertible redeemable preferred stock equal to 10% of the gross profits derived from the sale of LidoSite. No such redemptions have been required to date.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.  Related Party Transactions

In addition to the secured demand promissory notes described in Note 5, interest payable and accrued expenses due to a related party in Note 7, to related the 2006 Debt Financings described in Note 9, the private placements of common stock and warrants described in Note 10, and the lease agreement in Note 16, the Company had the following related party transactions:

•
At June 30, 2007 and December 31, 2006, approximately $61,000 is included in accrued expenses and current portion of long term liabilities in the accompanying condensed consolidated balance sheets for amounts owed to STSG and STVI for certain expenses paid on behalf of the Company.

•
During December 2001, $10,000 of STSG’s funds was deposited in the Company’s bank account in error by the Company’s bank. Therefore, at June 30, 2007 and December 31, 2006, $10,000 is included in accrued expenses in the accompanying condensed consolidated balance sheets.

•
On April 26, 2005, the Company announced the appointment of Russell O. Potts, Ph.D. to its Board of Directors. Dr. Potts has served the Company as a consultant in drug delivery, glucose monitoring and medical devices since April 2003. The Company paid Dr. Potts approximately $46,000 and $50,000 for consulting services and out of pocket expenses in the six months ended June 30, 2007 and 2006, respectively.

•
On March 12, 2007, the Company borrowed from Donald F. Farley, Chairman of the Board of Directors of the Company, $200,000 at an interest rate of 10% per annum, plus reimbursement to Mr. Farley for his closing costs. The Company repaid this loan plus accrued interest in full on March 28, 2007.

14. Stock-Based Compensation

2005 Stock Option Plans

In March 2001, the Board of Directors and stockholders of Vyteris, Inc. approved the adoption of the Vyteris, Inc. Stock Option Plan (the “Vyteris, Inc. Stock Option Plan”). In April 2005 the Board of Directors and stockholders of the Company approved the 2005 Stock Option Plan (the “2005 Stock Option Plan”). Under the 2005 Stock Option Plan, incentive stock options and non-qualified stock options to purchase shares of the Company’s common stock may be granted to directors, officers, employees and consultants. At adoption a total of 2,901,902 shares of the Company’s common stock were available for issuance pursuant to the 2005 Stock Option Plan. In December 2005, the 2005 Stock Option Plan was amended to increase the number of shares available for issuance by 2,000,000 for a total of 4,901,902 shares available for issuance pursuant to the 2005 Stock Option Plan. On May 31, 2007, the Board of Directors of Vyteris voted unanimously to increase the number of shares of Company stock available for issuance under the Plan from 4,901,902 to 14,901,902.

Options granted under the 2005 Stock Option Plan vest as determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”) and terminate after the earliest of the following events: expiration of the option as provided in the option agreement, termination of the employee, or ten years from the date of grant (five years from the date of grant for incentive options granted to an employee who owns more than 10% of the total combined voting power of all classes of the Company stock at the date of grant). Granted stock options are immediately exercisable into restricted shares of common stock, which vest in accordance with the original terms of the related options. If an optionee’s status as an employee or consultant changes due to termination, the Company has the right, but not the obligation, to purchase from the optionee all unvested shares at the original option exercise price. Prior to the adoption of SFAS No. 123R, the vesting period of a stock options was 33% per annum over a three-year period.  Subsequent to the adoption of SFAS No. 123R, the vesting period of stock options are either performance based or contain vesting periods of two years or less.  The Company recognizes compensation expense ratably over the requisite service period.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The option price of each share of common stock shall be determined by the Compensation Committee, provided that with respect to incentive stock options, the option price per share shall in all cases be equal to or greater than 100% of the fair value of a share of common stock on the date of the grant, except an incentive option granted under the 2005 Stock Option Plan to a shareholder that at any time an option is granted owns more than 10% of the total combined voting power of all classes of the Company stock, shall have an exercise price of not less than 110% of the fair value of a share of common stock on the date of grant. No participant may be granted incentive stock options, which would result in shares with an aggregate fair value of more than $100,000 first becoming exercisable in one calendar year

Outside Director Stock Incentive Plan Option Plan Amendment

In November 2005, the Company’s Board of Directors approved the adoption of the Outside Director Stock Incentive Plan (the “Directors’ Incentive Plan”). The purpose of the Directors’ Incentive Plan is to attract qualified candidates to accept positions of responsibility as outside directors with the Company. The Company has reserved an aggregate of 500,000 common shares for issuance pursuant to the Directors’ Incentive Plan. Under the Directors’ Incentive Plan each director who is not and has not been an employee of the Company for a period of twelve months prior to appointment as a director (an “Outside Director”) is entitled to receive a stock award equal to $1,500 in value for each qualified meeting, as defined in the Directors’ Incentive Plan, attended. The stock award is payable in stock, or in a combination of stock and cash with the cash component capped at a maximum of 40% of the value of the stock award. In addition, each Outside Director shall receive an annual option grant to purchase 10,000 shares of the Company’s common stock. As of June 30, 2007, the Company issued 150,000 options to purchase shares of the Company’s common stock and 77,680 restricted common stock to its Board of Directors under the Directors’ Incentive Plan.

Stock option activity for all plans for the six month period ended June 30, 2007:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price	Intrinsic Value
Outstanding at January 1, 2007	4,220,928	$0.28 - $3.04	$1.97
Granted	5,270,000	0.75 - 2.76	2.56
Exercised	(230,155)	2.37 - 3.00	2.59
Cancelled	(1,132,954)	0.28 - 3.04	2.56
Outstanding at June 30, 2007	8,127,819	0.28 - 3.04	2.27	$3,008,115

Exercisable at June 30, 2007	1,592,249	0.28 - 3.04	$1.96	$1,048,363

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about stock options outstanding and exercisable under all plans at June 30, 2007:

	Options Outstanding at June 30, 2007			Options Exercisable at June 30, 2007
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares	Weighted Average Exercise Price
$ 0.28	67,500	$0.28	6.1	45,000	$0.28
$ 0.75	360,000	0.75	9.6	120,000	0.75
$ 1.24	105,000	1.24	9.8	-	1.24
$ 1.31	1,750,000	1.31	3.5	500,000	1.31
$ 1.43	9,599	1.43	3.8	9,599	1.43
$ 1.45	40,000	1.45	8.4	15,000	1.45
$ 1.60	27,500	1.60	8.4	17,498	1.60
$ 1.91	351,845	1.91	5.7	351,845	1.91
$ 2.72	4,450,000	2.72	9.9	-	2.72
$ 2.75	120,000	2.75	9.9	-	2.75
$ 2.76	235,000	2.76	9.2	-	2.76
$ 3.04	611,375	3.04	6.9	533,307	3.04
Total	8,127,819	$2.27	8.1	1,592,249	$1.96

The following table summarizes the Company’s unvested stock options under all plans as of June 30, 2007, and changes during the six months ended June 30, 2007, is presented below:

Unvested Stock Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2007	2,052,466	$0.94
Awards	5,270,000	$2.69
Forfeitures	(243,834)	$0.83
Vestings	(543,062)	$1.42
Unvested at June 30, 2007	6,535,570	$2.32

Stock options available for grant under all stock option plans are 11,973,908 shares of common stock at June 30, 2007. Stock options available for grant under the 2005 Stock Option Plan are 11,543,908 shares of stock, and the Outside Director Stock Incentive Plan covered 430,000 shares of stock at June 30, 2007.

The following table sets forth the total stock-based compensation expense resulting from stock options in the Company’s condensed consolidated statements of operations for the three and six month periods ended June 30, 2007 and 2006:
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Research and development	$107,081	$73,320	$205,575	$145,210
General and administrative	1,099,118	120,844	1,265,124	240,087
Stock-based compensation expense before income taxes	1,206,199	194,164	1,470,699	385,297
Income tax benefit	-	-	-	-
Total stock-based compensation expense after income taxes	$1,206,199	$194,164	$1,470,699	$385,297

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of stock-based awards was estimated using the black scholes model, or in the case of awards with market or performance based conditions, the binomial model with the following weighted-average assumptions for stock options granted in the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted-average:
Expected holding period (years)	9.6	5.1	9.1	5.0
Risk-free interest rate	4.90%	5.16%	4.90%	4.50%
Dividend yield	0%	0%	0%	0%
Volatility	98.6%	92.8%	96.8%	96.2%
Fair value at grant date	$2.43	$0.22	$2.32	$1.24

Forfeiture rate	13.2%	6.5%	12.9%	5.5%

The Company’s computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The key factors in the Company’s determination of expected volatility are historical and market-based implied volatility, comparable companies with longer stock trading periods than the Company and industry benchmarks. Due to the Company’s limited trading history and trading volumes, it used the volatility calculated at the time of the Merger from September 2004 through May 2006, as the utilization of an average volatility would likely have been significantly lower.

On December 19, 2005, the Company entered into an employment agreement with Timothy McIntyre, pursuant to which, commencing on January 1, 2006, Mr. McIntyre began serving as the President and CEO of the Company. In connection with his employment agreement, Mr. McIntyre was granted options covering up to 1,750,000 shares of Company common stock with vesting upon the achievement of several milestones. The milestones contained in this agreement consisted of both market and performance based vesting terms. As of December 31, 2006, 200,000 stock options vested under this employment agreement for which the Company recorded $0.2 million in compensation expense in the consolidated statement of operations for the year ended December 31, 2006. In connection with an amendment to Mr. McIntyre's employment agreement on May 31, 2007, the Board approved a grant of stock options to Mr. McIntyre covering an additional 4,450,000 shares of Company common stock, pursuant to the Company's 2005 Stock Option Plan, with vesting upon the achievement of milestones, none of which have vested as of June 30, 2007. The Board also revised the milestones in Mr. McIntyre's previous stock option grant agreement in connection with the amendment to his employment agreement.

As of June 30, 2007, $1.8 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.6 years.

15.  Commitments and Contingencies

From time to time, we are involved in other lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents, that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16. Material Agreements

Lease agreement

In August 2006, the Company entered into a five year lease agreement for its principal facility which houses its FDA approved manufacturing operations. As part of the agreement, the Company paid $0.2 million for a security deposit and issued a $0.2 million letter of credit to the landlord. STSG, a principal stockholder of and lender to the Company, deposited $0.2 million on the Company’s behalf to secure this letter of credit.

At June 30, 2007, the minimum lease payments under the non-cancelable operating subleases for office and facility space are as follows:
Operating Lease
Period ended June 30,
2007	$578,676
2008	586,039
2009	620,198
2010	656,298
2011	248,089
Thereafter	1,120,291
Total minimum lease payments	$3,809,591

Rent expense recorded in the accompanying condensed consolidated statements of operations was approximately $0.1 million for the three months ended June 30, 2007 and 2006 and $0.3 million and $0.2 million for the six months ended June 30, 2007 and 2006 respectively.

Investment Services Agreements

On September 13, 2006, the Company entered into a finders’ agreement with International Capital Advisory Inc., a Canadian corporation (“ICA”), pursuant to which ICA agreed to help the Company locate investors outside of the United States. Pursuant to the finders’ agreement, the Company will pay to ICA a cash fee equal to 10% percent of the gross proceeds raised by ICA. In addition, the Company will issue to ICA warrants to purchase up to 10% percent of the number of units of common stock and warrants sold in connection with the efforts of ICA. The exercise price of each warrant issued will be equal to the purchase price paid by the investors in the particular private offering for which the warrant is being issued to ICA as compensation.

In addition, on September 13, 2006, the Company entered into an advisory consulting agreement with ICA pursuant to which ICA will provide advice to the Company with respect to investor relations, financing and other strategic decisions. Pursuant to the advisory consulting agreement, the Company has agreed to pay to ICA an advisory fee of $12,500 per month from September 1, 2006, until August 1, 2007, and $15,000 per month from September 1, 2007, until August 1, 2009. Furthermore, the Company has issued to ICA (or its affiliates) 7,100,000 shares of its common stock, valued at $0.25 per share which approximates the quoted market value at such date, since ICA assisted the Company in raising $15.0 million in funding. As of June 30, 2007, ICA has assisted the Company in raising a total of $19.1 million in funding.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Employment Agreement

On May 31, 2007, the Board of Directors of the Company approved an amendment to the Company's employment agreement with Timothy McIntyre, the President and Chief Executive Officer of the Company. Mr. McIntyre's base salary, effective June 1, 2007, was increased to $0.4 million on an annualized basis, and will further increase to $0.035 million (on an annualized basis) commencing April 1, 2008. Mr. McIntyre received a one-time bonus of $0.025 million on June 1, 2007; and will receive a one-time bonus of $0.075 million upon renewal on April 1, 2008.

In addition to the remaining $0.037 million of his initial signing bonus, which is payable on July 1, 2007, Mr. McIntyre is eligible for a discretionary bonus at the end of 2007, targeted at 25% of his original base salary, based on the achievement of milestones established by the Board. Mr. McIntyre is also entitled to an additional bonus, targeted at 25% of his base salary, based on the achievement of Company revenue milestones. The severance, non-compete and non-solicitation provisions of Mr. McIntyre's employment agreement were not modified.

Consulting and Sales Promotion Agreement with Caswood Group, Inc.

Effective as of May 11, 2007, the Company entered into an agreement with Caswood Group, Inc. for Caswood to provide marketing and promoting of the Company’s pharmaceutical products to designated physicians and other health care accounts in the United States. The Agreement carries an initial term of six months.

The total compensation (exclusive of additional costs and fees which will be separately billed) for the initial term of the Agreement is set to not exceed $2.1 million and is broken down as follows:

(i) an estimated amount of $1.0 million for 12 field representatives, with $0.3 million being due upon execution of an initial letter of intent and four $0.2 million installments due on July 15, 2007, August 15, 2007, September 15, 2007 and October 15, 2007;

(ii) an estimated amount of $0.3 million for four full time district managers, with $0.1 million being due upon execution of an initial letter of intent and four $0.1 million payments due on July 15, 2007, August 15, 2007, September 15, 2007 and October 15, 2007; and

(iii) an estimated amount of $0.4 million for five in service specialists, with $0.1 million being due upon execution of an initial letter of intent and four $0.1 million payments due on July 15, 2007, August 15, 2007, September 15, 2007 and October 15, 2007.

Other

On June 8, 2007, in consideration for Roswell Capital’s grant of an extension on an option to obtain financing granted to the Company and for a break up fee, if funding was not consummated by June 30, 2007, the Company agreed to pay Roswell Capital Partners a fee of $0.1 million and to grant Roswell a warrant to purchase up to 112,500 shares of the Company’s common stock, at an exercise price of $1.25 per share, with a warrant term of 5 years. Management estimated that the fair value of the 112,500 warrants issued was approximately $0.3 million, using the Black-Scholes option-pricing model with the following weighted average assumptions; 5.06% risk-free interest rate, 5.0 years expected holding period and 99.1% expected volatility. The fair value of these warrants is included in interest expense to third parties in the accompanying condensed consolidated statements of operations.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

17.  Loss Per Share

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(12,225,027)	$(3,794,647)	$(22,014,033)	$(7,936,996)
Denominator:
Weighted average shares	79,190,152	19,295,152	72,333,639	19,294,486
Basic and diluted net loss per share	$(0.15)	$(0.20)	$(0.30)	$(0.41)

The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period.

	As of June 30,
	2007	2006
Convertible preferred stock	2,095,000	1,047,500
Convertible debt	6,416,063	6,567,680
Warrants	36,157,472	8,788,542
Options	8,127,819	4,282,395
Total	52,796,354	20,686,117

As of June 30, 2007, the following warrants were outstanding:

Number of shares	Exercise Price	Expiration Date
20,950	$ 9.55	2010(1)
1,138,990	$ 4.47	2009(1)
52,083	$ 2.88	2013(3)
1,780,226	$ 2.39	2009(1)
3,565,316	$ 1.09	2009(3)
946,926	$ 1.09	2009(3)
4,567,893	$ 0.77 - 2.40	2011(3)
3,307,045	$ 0.77	2014(3)
1,916,430	$ 0.75	2011(3)
197,120	$ 0.75	2012(4)
9,500,000	$ 0.45	2008(3)
2,000,000	$ 0.45	2008(3)
950,000	$ 0.45	2011(3)
200,000	$ 0.45	2011(3)
3,601,993	$ 0.25	2012(2)
1,900,000	$ 0.25	2011(3)
400,000	$ 0.25	2011(3)
112,500	$ 1.25	2011(5)
36,157,472

(1) These warrants were issued in 2004.
(2) These warrants were issued in 2005, see Note 8.
(3) These warrants were issued in 2007, 2006 and 2005 see Note 9.
(4) These warrants were issued in 2007, see Note 5.
(5) These warrants were issued in 2007, see Note 16.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

18.  Potential Acquisition

On February 23, 2007, we entered into a nonbinding written letter of intent (the "Letter of Intent"), titled the "Spencer Trask Ventures, Inc. Proposal for the Acquisition of Lehigh Valley Technologies, Inc. by Vyteris, Inc.," with respect to the potential acquisition by us of privately-held Lehigh Valley Technologies, Inc. ("LVT").

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

The Company is currently proceeding with due diligence and audit of LVT’s financial statements in order to make a determination as to whether to proceed with a Transaction.

19.	Amendment to the Articles of Incorporation

On May 1, 2007, the Company held its Special Meeting of Shareholders, as set forth in its Definitive Schedule 14A, filed with the Securities and Exchange Commission on March 30, 2007, and mailed to shareholders on or about March 30, 2007. At the Special Meeting, shareholders approved the following:

1.
A proposal to amend the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 100,000,000 shares to 200,000,000 shares; and

2.	A proposal to amend the Company’s Articles of Incorporation to change the name of the Company from Vyteris Holdings (Nevada), Inc. to Vyteris, Inc.

On May 2, 2007, the Company accordingly filed an amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada which amended the Articles of Incorporation effecting the amendments set forth in the two approved proposals.

20.	Product Marketing Agreement

On June 5, 2007, the Company entered into a product marketing agreement with Laboratory Corporation of America® Holdings (“LabCorp”®), headquartered in Burlington, North Carolina. The Product Marketing Agreement (the “Agreement”) sets forth the terms and conditions upon which LabCorp is granted marketing rights to the Company’s LidoSite® product (on an exclusive basis in specific target markets), under the LidoSite brand name. The target markets primarily consist of medical doctors' offices located within the United States. Phase I of the Agreement ends on May 31, 2008, with Phase II options (to include exclusive rights to Patient Service Centers) to begin June 1, 2008 or earlier based upon mutual agreement of the parties. Phase II criteria will be negotiated during a 60 day period to commence during the Phase I period with the following options: (i) terminate commercial activity, (ii) trigger a market exclusivity arrangement based on minimum purchases of Product, or (iii) continue with a non-exclusive arrangement.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Agreement excludes specific specialties: AMA listed dermatologists, rheumatologists, oncologists and orthopedic surgeons, ambulatory care centers and in-patient hospital segments. Also, under the Agreement, the Company retains the right to conduct the Company’s own sales and marketing activity with regard to the LidoSite product for the specialties and scenarios not covered by the Agreement and for geographic areas not covered by the Agreement. However, there is an option to expand the exclusivity to the patient service center market, pursuant to applicable regulations.

The Agreement calls for certain estimated market pricing for the product as well as for a set sales effort fee reimbursement to LabCorp for each physician office which agrees to participate in Phase I. Distribution shall be handled by a third party distributor, and the product is Vyteris branded in Phase I. The Company expects to launch the LabCorp project late in the third quarter of 2007. There are also specified metrics for methodology to identify and collect the quantitative data needed to fully evaluate the use and acceptance of the product by the Phase I market evaluation sites, to determine whether to continue to Phase II.

21.	Subsequent Events

2007 Outside Director Cash Compensation and Stock Incentive Plan

On August 1, 2007, the Company formally adopted its 2007 Outside Director Cash Compensation and Stock Incentive Plan. The Plan, which replaces the 2005 Plan, increases the number of authorized shares under the Plan to 5,000,000 and provides for the following compensation to outside directors:

(i)	Cash: $25,000 annual retainer, $5,000 annually for sitting on a Board Committee, $5,000 annually for acting as the Chairman of a Committee, and $15,000 annually for acting as Chairman of the Board.

(ii)
Options with a fair market value strike price and 10 year term: 50,000 initial grant vesting over three years, with 5,000 options vesting per quarter during the first year and 3,750 options vesting for quarter during the second and third years; and 30,000 annual option grant, vesting quarterly over one year, at 7,500 options per quarter.

Common Stock Private Placement

As of July 25, 2007, the Company raised a total of $12.7 million pursuant to which the Company issued to investors a total of 8,489,997 shares of common stock at a purchase price of $1.50 per share (“July 2007 Financing”). The subscribers were also issued warrants to purchase Company common stock in the amount of the number of shares purchased. Those investor warrants bear a three year term and have an exercise price of $3.00 per share, and contain a mandatory exercise provision at the Company’s election should the market price of the Company’s common stock be at least $4.00 for 20 consecutive trading days. In connection with the 2007 Financing, the Company paid a finders fee to Ramp International, Inc. (“Ramp”), as assignee from Wolverine International Holdings, Inc. (“Wolverine”). in the amount of $1.3 million, representing 10% of the gross proceeds raised. In addition, the Company issued to Ramp warrants to purchase up to 848,999 shares of the Company's common stock, respectively, representing 10% of the common stock issued to investors. Each warrant may be exercised for five years from the date of issuance to purchase shares of common stock for $3.00 per share. Net proceeds were $11.4 million, with finders fees and other legal costs of $1.3 million recorded as a reduction of equity as a cost of the transaction. The Company sold these shares of unregistered securities in private placement transactions in reliance upon the exemption from registration under Section 4(2) under the Securities Act of 1933, as amended, to accredited investors or to non-United States residents.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Consulting Agreement with Wolverine International Holdings

On July 25, 2007, the Company entered into a consulting agreement (the “Wolverine Agreement”) with Wolverine with respect to consulting services and strategic relationships for both the capital and pharmaceutical industries. The Wolverine Agreement has a one year term. The fees under the Wolverine Agreement are: $0.5 million and warrants to purchase up to 5,250,000 of Company common stock, all of which carry a five year term and an exercise price of $1.50 per share. The warrants carry standard cashless exercise provisions and contain a provision which prohibits exercise if at any time Wolverine and its affiliates beneficially own more than 9.9% of the Company’s common stock. During 2007 and 2006, Wolverine has also acted as an advisor for the Company with respect to various common stock private placements. The Company has made payments (in cash or Company's securities) to financial advisors in the past, including International Capital Advisory, Inc., Wolverine, and certain other finders all of whom may have business and other relationships with one another.

Viking Investment Group Financial Consulting Services Agreement

On July 26, 2007, the Company entered into a consulting agreement (the “VIG Agreement”) with Viking Investment Group II Inc. (“VIG”) to provide certain financial consulting services to the Company. The VIG Agreement has a one year term. The fees under the VIG Agreement are: $0.5 million and warrants to purchase up to 5,250,000 shares of Company common stock, all of which carry a five year term and an exercise price of $1.50 per share. The warrants carry standard cashless exercise provisions and contain a provision which prohibits exercise if at any time VIG and its affiliates beneficially own more than 9.9% of the Company’s common stock.

Appointment of New Chief Financial Officer

Effective as of August 1, 2007, the Company is appointing Anthony Cherichella as its Chief Financial Officer and Principal Accounting Officer. Mr. Cherichella will not assume the responsibilities of Chief Financial Officer and Principal Accounting Officer for the purposes of the Company’s filings to be made with the Securities and Exchange Commission until August 15, 2007. In connection with his employment, the Company has entered into an employment agreement with Mr. Cherichella, also effective as of August 1, 2007. The term of the employment agreement is one year and shall be automatically renewed for additional one year periods unless terminated by the Company by written notice at least 90 days prior to the end of any initial or extended term, as applicable. The employment agreement calls for a base salary of $0.3 million for the first year and shall be reviewed by the Board on each anniversary of the date of this Agreement and may be increased to such rate as the Board may determine. Mr. Cherichella will also be eligible to receive a cash bonus of up to 40% of the base salary, with one half of such bonus for the first year being based on successful achievement of certain milestone objectives described in the employment agreement, and the second half of the bonus for the first year and all of the bonus for years thereafter being based upon successfully achieving certain stated objectives, all as determined by the Company’s Chief Executive Officer and the Board’s Compensation Committee. The employment agreement calls for an initial grant of 750,000 options under the Company’s 2005 Stock Option Plan, which vest upon the occurrence of certain events set forth in the employment agreement, and calls for further grants no less frequently than annually (by March 31st of each calendar year starting in 2008), with the goal of targeting an annual grant of at least 750,000 options. The options shall bear an exercise price equal to market price at the date of grant and become fully vested upon the occurrence of certain events, including, but not limited to, a merger or consolidation or sale of all or substantially all of the assets of the Company.

ITEM  2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the other financial information and condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-QSB.

Overview

Vyteris, Inc. (formerly Vyteris Holdings (Nevada), Inc.) has developed and produced the first electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to administer certain therapeutics either directly to the skin or into the bloodstream. In January 2005, the Company received approval from the United States Food and Drug Administration (“FDA”) for its manufacturing facility and processes for LidoSite. The Company holds over 60 U.S. patents relating to the delivery of drugs across the skin using a mild electric current. The terms “Company,” “Vyteris,” “us,” “we” or “our” refer to each of Vyteris, Inc., its subsidiary, also named Vyteris, Inc. (incorporated in the State of New Jersey), and the combined company.

Liquidity

On June 30, 2007 our cash position was $1.0 million, and we had negative working capital of $7.6 million. During 2006 we received proceeds of $8.4 million from the issuance of unsecured promissory notes to STSG, we received $9.8 million from the issuance of common stock and warrants in private placements and we received net proceeds of $0.5 million from the issuance of senior secured debentures. These increases were partially offset by a total of $9.1 million in principal payments to holders of our senior secured convertible debentures during 2006. In 2007, the Company raised a total of $9.1 million pursuant to which the Company issued to investors a total of 12,110,667 shares of common stock at $0.75 per share (the “2007 Financings”). Net proceeds were $8.0 million, with finder’s fees and other legal costs of $1.1 million recorded as a reduction of equity as a cost of the transaction. We also borrowed $0.4 million from STSG in the first quarter of 2007 pursuant to a senior secured promissory note and $0.4 million in proceeds from the exercise of stock options. There were no additional equity raises or funds borrowed during the first six months of 2007.

As of July 25, 2007, we raised a total of $12.7 million pursuant to which we issued to investors a total of 8,489,997 shares of common stock at a purchase price of $1.50 per share and warrants to purchase 8,489,997 shares of common stock, at an exercise price of $3.00 per share. Additional funding, above the $12.7 million raised during the third quarter of 2007, may not be available on favorable terms or at all. Failure to obtain such financing will require management to substantially curtail operations, which will result in a material adverse effect on our financial position and results of operations. In the event that we do raise additional capital through a borrowing, the covenants associated with existing debt instruments may impose substantial impediments on us.

Technology

Our active transdermal drug delivery technology is based on a process known as electrotransport, or more specifically iontophoresis, a process that transports drugs through the skin by applying a low-level electrical current. Vyteris’ active patch patented technology works by applying a charge to the drug-holding reservoir of the patch. This process differs significantly from passive transdermal drug delivery which relies on the slow, steady diffusion of drugs through the skin. A significantly greater number of drugs can be delivered through active transdermal delivery than is possible with passive transdermal delivery. Based on our analysis thus far, we estimate that there are currently 220 FDA-approved drugs that may be delivered through our active transdermal delivery platform.

Business Model

Our commercialization strategy is to focus on near-term and future market opportunities utilizing FDA-approved and marketed drugs with our proprietary delivery technology, using our own brands and by partnering with major pharmaceutical companies on other opportunities. By pursuing this strategy, our plan is to develop and commercialize new products that can reach market faster than the traditional development of new chemical entities, so as to have a higher probability of commercial success. During the first quarter of 2007, we focused our resources on implementation of our business model and had no manufacturing or sales activity. We continued these efforts through the second quarter, and based upon the agreement reached with LabCorp during the second quarter, recommenced manufacturing activities and plan to recommence sales activities in the third quarter of 2007 in an effort to begin commercialization of our products. The official product launch is expected in August 2007, and we are expecting to receive our first orders in that month. While it is too premature to predict the volume of LidoSite sales, the product launch is the initial mass introduction of the LidoSite product into the market, and we are hopeful that these concerted marketing efforts will lead to significant sales volumes in the third quarter.

During July 2007, we undertook the first steps in our project to commercially launch the LidoSite product. The efforts have been highlighted by formation of a joint Vyteris - LabCorp team to initiate sales and marketing activities, under the agreement with LabCorp. In addition, we hired our own internal sales and marketing team and a senior vice president for sales and marketing. In addition to spearheading the marketing activities for those markets not covered by the agreement with LabCorp, the team is the core of the Vyteris group working with LabCorp to prepare for the launch of LidoSite into the physician office market.

Each new market opportunity and potential product will be evaluated on our projection of speed to market and size of return to us and our partners, in particular looking for high value market sectors where major FDA-approved drugs will soon be coming off patent. We have identified three additional key areas of market opportunity, in addition to needle stick pain, which we intend to pursue:

•	Migraine pain,

•	NSAIDs, and

•	Fertility hormones.

Our focus on these four core market areas represents our belief in their near-term commercialization and revenue-generating opportunity.

Needle Stick Pain

The first key area targeted with our active transdermal drug delivery technology is needle stick pain. On May 6, 2004, we received approval from the FDA to commercially launch our first product, LidoSite, in the United States. LidoSite is a topical delivery system indicated for use on normal intact skin to provide local anesthesia prior to needle stick procedures such as venipunctures (blood draws), injections and intravenous therapies as well as superficial dermatological procedures. Our LidoSite product uses our smart patch technology to achieve rapid, deep local anesthesia prior to needle-stick procedures.

Our LidoSite product delivers lidocaine, a local anesthetic, along with a small quantity of epinephrine, a drug that helps lidocaine work faster and last longer by accelerating the onset of anesthesia and extending the duration of pain reduction. The system consists of a patch that adheres to the skin containing the medication and a small reusable battery-powered, wearable electronic dose controller connected to the patch. Clinical trials have shown LidoSite:

•	works in as little as 10 minutes;

•	provides deep anesthesia through the skin, from six to 10 mm in depth; and

•	is well suited for applications in the clinic, where time and staff productivity are important.

We plan to generate near-term growth by marketing LidoSite to the physician office, hospital, and commercial diagnostic laboratory markets. An estimated 550 million blood samples are drawn each year in the U.S., from which an estimated 20-25 percent of patients may be needle pain sensitive or needle phobic, making them ideal candidates for LidoSite.

The major near term initiative in this area is the relationship with LabCorp. On June 5, 2007, we entered into a product marketing agreement with LabCorp which sets forth the terms and conditions upon which LabCorp is granted marketing rights to our LidoSite product (on an exclusive basis in specific target markets), under the LidoSite brand name. The target markets primarily consist of medical doctors' offices located within the United States and Phase I of the Agreement ends on May 31, 2008.

Previously, we entered into a license, development and supply agreement with B. Braun Medical, Inc., or B. Braun, on September 20, 2002 and amendments to that agreement on March 7, 2006, and January 1, 2007 relating to the marketing and distribution of LidoSite in the hospital market. We refer to this agreement, as amended, as the B. Braun Agreement.

The principal terms of the B. Braun Agreement provide for the following:

•	B. Braun will act as our principal sales and marketing distributor for LidoSite in the hospital market;

•	We are responsible for manufacturing and delivering LidoSite product to B. Braun;

•	Title and risk of loss transfer to B. Braun upon delivery of the LidoSite product by us. We have no storage obligations once the product has been delivered to B. Braun; and

•	B. Braun will be responsible for marketing, distribution and international registration, except for Japan, and will have the right to distribute the product in such manner as it shall determine.

Once we establish LidoSite for use in the physician office, hospitals, and commercial diagnostic laboratory markets, we intend to qualify LidoSite for use in the home, for numbing the skin for the many intramuscular, intravenous and subcutaneous self administered injectables, such as the tumor necrosis factor, (“TNF”) injections for rheumatoid arthritis.

Another significant needle pain market opportunity for LidoSite lies in the rheumatoid arthritis sector. TNF inhibitors like Enbrel® and Humira™, used to treat rheumatoid arthritis, are only available as injections. Over 200,000 prescriptions are written each month, leading to 20 million injections per year, making this a potential $6 billion market segment. This therapeutic category is all about relieving pain, yet for many patients, the necessity of multiple injections makes the cure almost as painful as the disease itself. LidoSite could be used for pain relief prior to these injections. To successfully execute on this market opportunity, we intend to qualify LidoSite for use in the home. Our path to market necessitates additional patient home use studies, which are now under-way and scheduled to be completed in late 2007.

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

We believe the market opportunities available within the needle pain market segment are significant and complementary in utilizing our active transdermal patch delivery system as point of entry platform into multiple market segments. Our efforts to gain additional distribution partners into the physician office and commercial diagnostic laboratories, namely the LabCorp relationship, will be a key to our near-term success.

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

The treatment of migraine requires rapid onset of medication. A class of compounds known as “triptans” is currently considered the best treatment. We believe a significant market opportunity exists to improve the efficacy of triptan therapy for migraines by changing the method by which triptans are administered. Taken orally, triptans often fail to deliver sufficient quantities of medication in the short time frame required to optimally treat migraine onset. Further, they often fail to prevent the second episode, known as recurrence, that many migraine patients suffer within 12 to 18 hours after a first attack. We have demonstrated in a Phase I study our proprietary active transdermal delivery technology can be used to provide controlled delivery of zolmitriptan, a leading migraine medication, in humans. Our intent is to complete the necessary trials and obtain FDA approval to launch zolmitriptan in a smart patch, about the time it loses patent protection.

Our active patch technology can be pre-programmed for rapid delivery — as little as 15 minutes to achieve therapeutic levels — followed by a sustained maintenance dose that may prevent recurrence. If our Smart Patch is applied in this area, this customizable drug delivery could offer tremendous advantages in the treatment of migraine, and could improve patient satisfaction and patient compliance. This method of delivery represents a unique and significantly improved therapy and we believe it could be a potentially effective way of treating migraine headaches and preventing recurring migraine headaches.

Pain Management

Another key area of potential partnership with pharmaceutical companies we are pursuing is in pain management, specifically, the non-steroidal anti-inflammatory drug (“NSAID”) sector, which falls in line with our strategy of pursuing high probability, low risk opportunities leading to better patient care. The NSAID market is potentially worth $6 billion. The recent withdrawal of COX-2 Inhibitor products because of safety issues has led to a 49 percent decline, or a $3 billion immediate market opportunity.

NSAIDs have made a dramatic contribution to pain management, but their extensive use has also documented a problematic safety profile, due to gastrointestinal (“GI”) side effects associated with extended use or over dosing of the drugs. In the United States alone, more than 200,000 hospitalizations are attributed to NSAID use, and more than 16,000 deaths a year are attributed to NSAID use. We believe there is market opportunity for a drug delivery system minimizing the GI side affects associated with oral NSAIDs.

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

Furthermore, the use of an active patch to deliver peptides would constitute a major scientific breakthrough in the biotech and biopharma sectors. Virtually all new biotech drugs being developed are peptide molecules, and — up to this point — require injections.

The principal terms of our development and marketing agreement and a supply agreement with Ferring agreement is as follows:

•
We are responsible for all product development activities. Product development activities include all activities associated with the design, engineering and laboratory testing of the physical product and its manufacturing processes, including hardware, software, materials, components, specifications, procedures and manufacturing equipment;

•	Ferring is obligated to reimburse us for 50 percent of our product development costs, provided such costs do not exceed 110 percent of the amount budgeted;

•	Ferring is responsible for all regulatory filings;

•
Ferring is responsible for the conduct of, and cost of, clinical trials. Clinical trials include experimental testing of the product on humans in a clinical environment according to FDA guidelines to demonstrate safety and efficacy and ultimately gain FDA approval. This includes all activities associated with design of the experimental trials, selecting the test centers, personnel costs associated with carrying out the trials, acquisition and analysis of data from the trials, and presentation or publication of the data in a format suitable for submission to the FDA; and

•
Ferring is obligated to pay up to $9.0 million on the occurrence of certain events during the term of the agreements. Through June 30, 2007, Ferring has made $0.5 million of such milestone payments to us.

On June 2, 2005, Ferring submitted an investigational new drug (“IND”) application to the FDA in preparation for the initiation of clinical trials on a new transdermal product to treat female infertility.  Clearance from the FDA was received on July 2, 2005 and Ferring initiated clinical studies on July 18, 2005. Upon Ferring’s submission of the IND to the FDA, we received a $0.3 million milestone payment from Ferring, which revenue recognition was deferred and will be recognized over the life of the development and marketing agreement. Revenue recognized from the Ferring agreement was approximately $0.8 million and $0.6 for the three months ended June 30, 2007 and 2006, respectively, and $1.7 million and $1.0 million for the six months ended June 30, 2007 and 2006 respectively.

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

Product Development Revenue. In accordance with EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred”, the Company recognizes revenues for the reimbursement of development costs when it bears all the risk for selection of and payment to vendors and employees. Costs associated with such activities are included in research and development expenses on the condensed consolidated statements of operations.

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

Deferred Revenue. Vyteris uses revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and EITF No. 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where the Company has an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized into license fees in the statement of operations over the term of the performance obligation.

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

Stock-based compensation.

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires that such transactions be accounted for using a fair-value-based method and recognized as expense on the grant date in our condensed consolidated statements of operations.

In considering the fair value of the underlying stock when we grant options, we consider several factors, including third party valuations and the fair values established by market transactions. Stock-based compensation includes estimates of when stock options might be exercised, forfeiture rates and stock price volatility. The timing for exercise of options is out of our control and will depend, among other things, upon a variety of factors, including our market value and the financial objectives of the holders of the options. We have limited historical data to determine volatility in accordance with Black-Scholes-Merton modeling or other acceptable valuation models under SFAS No. 123R. In addition, future volatility is inherently uncertain and the valuation models have its limitations. These estimates can have a material impact on stock-based compensation expense in our condensed consolidated statements of operations but will have no impact on our cash flows. Therefore determining the fair value of our common stock involves significant estimates and judgments.

Recently issued accounting standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. We do not believe the adoption of SFAS No. 157 will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact of the adoption of SFAS No. 159 on our financial statements and footnote disclosures.

Consolidated Results of Operations

The following table sets forth the percentage increases or (decreases) in certain line items on our condensed consolidated statements of operations for the three and six months ended June 30, 2007 and June 30, 2006

	Three months ended June 30, 2007 Versus June 30, 2006	Six months ended June 30, 2007 Versus June 30, 2006
Revenues	35.9%	58.8%
Cost of sales	(97.7%)	(99.6%)
Research and development expense	12.5%	13.2%
General and administrative expense	207.3%	110.6%
Registration rights penalty	-	-
Interest expense, net	37.8%	41.1%
Net loss	222.0%	177.3%

Comparison of the Three Month Periods Ended June 30, 2007 and 2006

Revenues

Revenues were $0.8 million for the three months ended June 30, 2007, compared to $0.6 million for the comparable period in 2006, an increase of 35.9% or $0.2 million. Our revenues for the three-month period ended June 30, 2007 were primarily derived from reimbursement of product development costs. Revenues in the comparable period in the prior year were principally comprised of $0.6 million under the development and marketing agreement with Ferring.

Revenues from the development and marketing agreement with Ferring were $0.8 million for the three months ended June 30, 2007, compared to $0.6 million for the comparable period in 2006, an increase of 38.4% or $0.2 million. This increase is primarily attributable to additional research and development resources dedicated to this agreement. Due to the accelerated pace of development costs during the first and second quarters of 2007, it is possible that by the third or fourth quarter of 2007, we could incur 100% of the development costs without any revenue.

We had minimal product sales under the B. Braun Agreement during the three months ended June 30, 2006 and none for the three months ended June 30, 2007. At this time, B. Braun has not provided the quarterly purchase orders or the related rolling forecast for the prospective calendar quarters. We expect minimal product sales revenues, if any, for the coming quarter from product sales under the B. Braun Agreement.

We anticipate that gross revenues for the balance of 2007 will show material improvement due to the product marketing agreement we entered into with LabCorp and our LidoSite product launch although it is premature to predict the actual success. We have devoted substantial resources to introduction of LidoSite to the market and anticipate the ability to begin to gauge the success of our efforts through its third quarter results.

Cost of Sales

There was minimal cost of sales for the three months ended June 30, 2007, compared to $0.04 million for the comparable period in 2006. During the three-month period ended June 30, 2006, cost of sales consisted of an increase in our valuation allowance for excess and obsolete inventory. The key factors in our inventory review process are the contractual terms with B. Braun, the anticipated demand for the product and the historical rates for raw materials and fabricated patch product meeting specification acceptance criteria. We did not manufacture our LidoSite product during the three-month period ended June 30 2006 as we had enough products in inventory to satisfy anticipated demand through the second quarter of 2007. Based upon the agreement reached with LabCorp during the first quarter of 2007, we recommenced manufacturing activities in an effort to begin commercialization of our LidoSite product.

Research and Development Expenses

Research and development expenses were $2.1 million for the three months ended June 30, 2007, compared to $1.9 million for the comparable period in 2006, an increase of 12.5% or $0.2 million. Research and development expenses primarily consist of product development activities in connection with the development and marketing agreement with Ferring. Research and development expenses in the three-month period ended June 30, 2006 included expenses incurred additional resources required with the temporary suspension of the manufacturing process. Research and development expenses for the three months ended June 30, 2007 and 2006, also include a non-cash charge of $0.1 million relating to the adoption of SFAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense.

General and Administrative Expenses

General and administrative expenses totaled $4.5 million for the three months ended June 30, 2007, compared to $1.5 million for the comparable period in 2006, an increase of 207.3% or $3.0 million. We have increased spending on general and administrative activities in the second quarter of 2007 to make our products market ready in order to get ready for arrangements with large pharmaceutical companies that will sell directly to office-based physicians, especially rheumatologists, orthopedic surgeons, pediatricians, dermatologists, and internal medicine practitioners. In the second quarter of 2007, we incurred approximately $1.5 million of expenses initiating our own internal sales and marketing team, hiring a senior vice president for sales and marketing and marketing materials for our third quarter product launch. General and administrative expenses for the three months ended June 30, 2007 and 2006, also include a non-cash charge of $1.1 million and $0.1 million, respectively, relating to the adoption of SFAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense.

Registration Rights Penalty

The registration rights penalty for failure to register common stock issued totaled $0.1 million for each of the three months ended June 30, 2007 and 2006. In connection with our private placement transactions in September 2004, we filed a registration statement with the SEC relating to the resale of shares of our common stock. Since the SEC did not declare that registration statement effective by February 25, 2005, we are obligated to pay a registration rights penalty to certain stockholders. The registration statement was declared effective on May 12, 2005, resulting in a cumulative obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition and ability to remain in business. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable.

Interest (Income) Expense, Net

Interest (income) expense, net, was $1.3 million in the three-month period ended June 30, 2007, compared to $1.0 million in the comparable period in the prior year, an increase of 37.8%, or $0.3 million. This increase is principally attributable to the increase of third party interest expense and interest expense to related parties for the warrants issued for the Working Capital Facility extension. Third party interest expense totaled $0.5 million in the three-month period ended June 30, 2007 as compared to $0.6 million for the comparable period in 2006. Interest expense to related parties totaled $0.9 million in the three-month period ended June, 2007 as compared to $0.3 million for the comparable period in 2006. Interest income, included in interest expense, net, was $0.05 million for the three month period ended June 30, 2007 as opposed to $0.02 million for the three month period ended June 30, 2006.

During three-month periods ended June 30, 2007 and 2006, interest expense consisted of the following:

	Three Months Ended June 30,
	2007	2006
Non-cash interest expense:
Amortization of warrants issued with debt	$5,337	$259,470
Offering costs amortization	-	120,643
Warrants issued for Working Capital Facility extension	523,363	102,300
Beneficial conversion feature	57,447	-
Other	320,625	-
Total non-cash interest expense	906,772	482,413
Coupon and other interest	326,850	354,540
Interest on Series B convertible redeemable preferred stock	150,000	__150,000
Total interest expense	$1,383,622	$986,953

Revaluation of Warrant Liability

In connection with the November 2006 Financing, the December 2006 Financings and the 2007 Financings, we determined that approximately 24.1 million common shares reserved for issuance under the warrants were in excess of authorized shares on a fully diluted basis (the “excess warrants”). This required us to record the fair value of the warrants as a liability at each period. As a result, we amended our certificate of incorporation on May 2, 2007 to increase the amount of authorized shares of common stock to 200,000,000 shares accommodate the exercise of the excess warrants. Accordingly, we recorded revaluation of warrant liability expense of $5.1 million in the accompanying condensed consolidated statements of operations in the three months ended June 30, 2007.

Comparison of the Six Month Periods Ended June 30, 2007 and 2006

Revenues

Revenues were $1.8 million for the six months ended June 30, 2007, compared to $1.1 million for the comparable period in 2006, an increase of 58.8% or $0.7 million. Our revenues for the six-month period ended June 30, 2007 were primarily derived from reimbursement of product development costs. Revenues in the comparable period in the prior year were principally comprised of $1.0 million under the development and marketing agreement with Ferring and $0.1 million in research feasibility studies and product and demonstration unit sales to B. Braun.

Revenues from the development and marketing agreement with Ferring were $1.7 million for the first six months in 2007, compared to $1.0 million for the comparable period in 2006, an increase of 75.9% or $0.7 million. This increase is primarily attributable to additional research and development resources dedicated to this agreement during the first six months of 2007 and is approximately $0.7 million in excess of the $1.0 million billed in the comparable period in the prior year. Due to the accelerated pace of development costs during the first six months of 2007, it is possible that by the third or fourth quarter of 2007, we could incur 100% of the development costs without any revenue.

We had minimal product sales under the B. Braun Agreement during the six months ended June 30, 2006 and none for the six months ended June 30, 2007. At this time, B. Braun has not provided the quarterly purchase orders or the related rolling forecast for the prospective calendar quarters. We expect minimal product sales revenues, if any, for the coming quarter from product sales under the B. Braun Agreement.

We anticipate that gross revenues for the balance of 2007 will show material improvement due to the product marketing agreement we entered into with LabCorp and our LidoSite product launch although it is premature to predict the actual success. We have devoted substantial resources to introduction of LidoSite to the market and anticipate the ability to begin to gauge the success of our efforts through third quarter results.

Cost of Sales

There was minimal cost of sales for the six months ended June 30, 2007, compared to $0.2 million for the comparable period in 2006. During the six-month period ended June 30, 2006, cost of sales consisted of an increase in our valuation allowance for excess and obsolete inventory. The key factors in our inventory review process are the contractual terms with B. Braun, the anticipated demand for the product and the historical rates for raw materials and fabricated patch product meeting specification acceptance criteria. We did not manufacture our LidoSite product during the six-month periods ended June 30, 2006 as we had enough products in inventory to satisfy anticipated demand through the first quarter of 2007. Based upon the agreement reached with LabCorp during the second quarter of 2007, we recommenced manufacturing activities in an effort to begin commercialization of our LidoSite product.

Research and Development Expenses

Research and development expenses were $4.2 million for the six months ended June 30, 2007, compared to $3.7 million for the comparable period in 2006, an increase of 13.2% or $0.5 million. Research and development expenses primarily consist of product development activities in connection with the development and marketing agreement with Ferring. During the first six months of 2007 we allocated additional research and development resources dedicated to this agreement. Research and development expenses in the six-month period ended June 30, 2006 included expenses incurred for a research feasibility study for a pharmaceutical company and additional resources required with the temporary suspension of the manufacturing process. Research and development expenses for the six months ended June 30, 2007, also include a non-cash charge of $0.2 million relating to the adoption of SFAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense.

General and Administrative Expenses

General and administrative expenses totaled $6.3 million for the six months ended June 30, 2007, compared to $3.0 million for the comparable period in 2006, an increase of 110.6% or $3.3 million. We have increased spending on general and administrative activities in the first six months of 2007 to make our products market ready in order to get ready for arrangements with large pharmaceutical companies that will sell directly to office-based physicians, especially rheumatologists, orthopedic surgeons, pediatricians, dermatologists, and internal medicine practitioners. In the second quarter of 2007, we incurred approximately $1.5 million of expenses initiating our own internal sales and marketing team, hiring a senior vice president for sales and marketing and marketing materials for our third quarter product launch. General and administrative expenses for the six months ended June 30, 2007 and 2006, also include a non-cash charge of $1.3 million and $0.2 million, respectively, relating to the adoption of SFAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense.

Registration Rights Penalty

The registration rights penalty for failure to register common stock issued totaled $.13 million for each of the six months ended June 30, 2007 and 2006. In connection with our private placement transactions in September

2004, we filed a registration statement with the SEC relating to the resale of shares of our common stock. Since the SEC did not declare that registration statement effective by February 25, 2005, we are obligated to pay a registration rights penalty to certain stockholders. The registration statement was declared effective on May 12, 2005, resulting in a cumulative obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition and ability to remain in business. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. Accordingly, we have accrued interest expense of approximately $0.1 million on the total liquidated damages for the six-month period ended June 30, 2007 and 2006 in the condensed consolidated statements of operations.

Interest (Income) Expense, Net

Interest (income) expense, net, was $2.7 million in the six-month period ended June 30, 2007, compared to $1.9 million in the comparable period in the prior year, an increase of 41.1%, or $0.8 million. This increase is principally attributable to the increase of third party interest expense and interest expense to related parties for the warrants issued for the Working Capital Facility extension. Third party interest expense totaled $1.4 million in the six-month period ended June 30, 2007 as compared to $1.3 million for the comparable period in 2006. Interest expense to related parties totaled $1.4 million in the six-month period ended June, 2007 as compared to $0.7 million for the comparable period in 2006. Interest income, included in interest expense, net, was $.0.1 million for the six month period ended June 30, 2007 and $0.03 million for the six month period ended June 30, 2006.

During six-month periods ended June 30, 2007 and 2006, interest expense consisted of the following:

	Six Months Ended June 30,
	2007	2006
Non-cash interest expense:
Amortization of warrants issued with debt	$764,333	$518,942
Offering costs amortization	11,404	239,169
Warrants issued for Working Capital Facility extension	757,663	304,700
Beneficial conversion feature	114,041	-
Other	320,625	-
Total non-cash interest expense	1,968,066	1,062,811
Coupon and other interest	547,401	766,237
Interest on Series B convertible redeemable preferred stock	300,000	150,000
Total interest expense	$2,815,467	$1,979,048

Revaluation of Warrant Liability

In connection with the November 2006 Financing, the December 2006 Financings and the 2007 Financings, we determined that approximately 24.1 million common shares reserved for issuance under the warrants were in excess of authorized shares on a fully diluted basis (the “excess warrants”). This required us to record the fair value of the warrants as a liability at each period As a result, we amended our certificate of incorporation on May 2, 2007 to increase the amount of authorized shares of common stock to 200,000,000 shares to permit the exercise of the excess warrants. Accordingly, we recorded revaluation of warrant liability expense of $10.3 million in the accompanying condensed consolidated statements of operations in the six months ended June 30, 2007.

Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern; however, at our current and planned rate of spending, we believe that our cash and cash equivalents of $1.0 million, as of June 30, 2007 are not sufficient to allow us to continue operations after September 2007 without immediate additional funding. No assurance can be given that we will be successful in arranging additional financing needed to continue the execution of our business plan, which includes the development of new products. Failure to obtain immediate financing may require management to further substantially curtail operations, which may result in a material adverse effect on our financial position and results of operations. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern.

On June 30, 2007 our cash position was $1.0 million and we had negative working capital of $7.6 million. In the first six months of 2007, through placement of common stock, we raised a total of $9.1 million pursuant to which we issued to investors a total of 12,110,667 shares of common stock at $0.75 per share. Net proceeds were $8.0 million, with finder’s fees and other legal costs of $1.1 million recorded as a reduction of equity as a cost of the transaction. The Company also borrowed $0.4 million from STSG in the first quarter pursuant to a senior secured promissory note.

Subsequent to June 30, 2007, we raised a total of $12.7 million pursuant to which we issued to investors a total of 8,489,997 shares of common stock at a purchase price of $1.50 per share and warrants to purchase 8,489,997 shares of common stock, at an exercise price of $3.00 per share.

Cash flows from operating activities

For the six-month period ended June 30, 2007, we used $9.8 million of cash in operating activities, as compared to $5.7 million of net cash used in operating activities in the comparable period in the prior year, an increase of $4.0 million, or 72.2%. The principal factors in the increase is the increase in net loss of $14.1 million and the cash flow utilized to satisfy accounts payable and the increase in accrued interest payable to related parties during the first six months of 2007 from the same period in 2006.

During the six-month period ended June 30, 2007, we had a net loss of $22.0 million partially offset by approximately $14.1 million of non-cash items and a $1.9 million decrease in operating assets and liabilities resulting in net cash used in operating activities of $9.8 million. During the six-month period ended June 30, 2006, we had a net loss of $7.9 million partially offset by approximately $2.0 million of non-cash items and a $0.2 million increase in operating assets and liabilities resulting in net cash used in operating activities of $5.7 million.

Until we can develop and maintain consistent sales, we shall continue to utilize more cash in operating activities than is generated, especially after marketing, manufacturing and sales activities recommence. Therefore, until there are significant sales to cover operating costs, we will be dependent upon cash flows from financing activities to fund our operations.

Cash flows from investing activities

For the six-month period ended June 30, 2007, net cash used in investing activities was $0.05 million, as compared to $0.6 million of net cash provided by investing activities in the comparable period in the prior year, a decrease of $0.6 million, or 108.8%. During the six-month period ended June 30, 2007, we released $0.1 million of restricted cash, in interest payments, as opposed to $0.6 million, of restricted cash in interest payments during the first six months of 2006, and $0.1 million to the landlord of our second facility during the first six months of 2006. In the first six months of 2007, we also purchased $0.1 million in equipment as opposed to minimal purchases during the same period in 2006.

Cash flows from financing activities

For the six-month period ended June 30, 2007, net cash provided by financing activities was $8.7 million, as compared to $5.0 million of net cash in financing activities in the comparable period in the prior year, an increase of $3.7 million, or 74.7%. During six-month period ended June 30, 2007 we raised $8.0 million in net proceeds from private placements of common stock and warrants and borrowed $0.4 million from a related party by issuance of a secured promissory note, which were partially offset by a repayment of capital lease obligations and other activities in the amount of $0.1 million. For the six-month period ended June 30, 2006, we borrowed $5.0 million from the issuance of unsecured promissory notes to STSG, a related party.

Until the Company is able to generate sufficient revenues through sales of its products, it will be largely dependent upon financing activities to cover its operating costs. The marked increase in cash flows requirements for the six month period ended June 30, 2007 over the comparable period in the prior year is largely due to increased consulting fees and purchase of raw materials in anticipation of recommencement of manufacturing and sales and marketing efforts in 2007, which will need to be covered by cash flows from financing activities until there are sufficient revenues from sales to cover cash flow needs from operating activities. Until there is a sufficient amount of sales and marketing activity to accurately gauge market demand for our products and to accurately track costs of sales, it is not possible to predict when, if at all, revenues from product sales will be sufficient to cover operating and other costs.

Financing History 2007 and 2006

Working Capital Facility

On February 23, 2007, STSG loaned to the Company $0.4 million in aggregate principal amount in the form of a senior secured promissory note subject to the terms of its Working Capital Facility with STSG, which was originally put into place in September 2004. In connection with the loan, on a monthly basis we will issue to the noteholders warrants to purchase 49,280 shares of the Company’s common stock at an exercise price of $0.75 per share. As of June 30, 2007 and 2006, respectively, $2.9 million and $2.5 million were outstanding under this facility. As the Company is currently renegotiating with STSG, no warrant issuances have been made thereunder since May 2007. We have estimated an interest expense for June 2007 of approximately $0.02 million based upon expected renegotiated terms.

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

2006 Promissory Notes

In 2006, STSG provided us with a total of $8.1 million in loans in the form of Subordinated Convertible Unsecured Promissory Notes (the “2006 Promissory Notes”). The 2006 Promissory Notes: (i) mature on December 1, 2008; (ii) bear interest at a rate equal to 10% per annum payable in cash on a semi-annual basis; (iii) are convertible into shares of common stock at a conversion price of $2.40 per share; (iv) are convertible into the Company’s next private financing of equity or debt securities and (v) have piggy-back registration rights. As an inducement to STSG to make these loans, we entered into a letter agreement with STSG pursuant to which we agreed to use our best efforts to take all necessary and appropriate action to amend our articles of incorporation to reduce the conversion price of its series B convertible preferred stock (of which STSG is the principal holder) from $7.16 per share to $ $1.00 under certain conditions and is currently at $3.58 per share. This reduction to the conversion price has not yet occurred.

As an inducement to STSG to purchase the August 30, 2006 Subordinated Convertible Unsecured Promissory Note, we agreed to amend the prior 2006 Promissory Notes to conform the conversion provision of the notes to conversion at the option of the holder, rather than automatic conversion, in a "Qualified Financing," as defined.

2006 Private Placements

In the fourth quarter of 2006, we raised gross proceeds of $5.75 million pursuant to the sale to investors of a total of (i) 23,000,000 shares of common stock and (ii) 11,500,000 warrants, each of which may be exercised for two years from the date of issuance to purchase one share of common stock for $0.45 per share (the “November 2006 Financing”). These securities were offered in units of two shares of common stock and one warrant at a purchase price of $0.50 per unit (the “Unit”). The warrants are callable by us when the bid price of the common stock trades at or above $1.00 per share for twenty consecutive trading days. These securities were issued in a private placement exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of that act. In connection with the agreement, we will use our best efforts to register the shares sold and the shares underlying the warrants with the SEC, however, no penalties are required in the event we do not register the shares. Net proceeds were $5.1 million, with finders fees and other legal costs $0.6 million recorded as a reduction of equity as a cost of the transaction.

At the end of the fourth quarter of 2006, we sold an additional $5.3 million of common stock at $0.75 per share for a total of 7,053,638 million shares (the "December 2006 Financing"). Net proceeds were $4.7 million, with finders fees and other legal costs of $0.6 million recorded as a reduction of equity as a cost of the transaction.

In connection with the November 2006 Financing, the Company paid finders fees to Wolverine International Holdings Ltd (“Wolverine”) and to Spencer Trask Ventures, Inc. (“STVI”) a related-person of STSG, a principal stockholder of Vyteris, in the amount of $0.5 million and $0.1 million, respectively, representing 10% of the gross proceeds raised. In addition, we issued to Wolverine and STVI warrants to purchase up to 950,000 and 200,000 Units, respectively, representing 10% of the Units issued to investors. Each warrant may be exercised for two years from the date of issuance to purchase an additional share of common stock for $0.45 per share and two shares of common stock. The registration rights agreement described above also will cover the resale of the common stock and the amount of common shares underlying the warrants issued to Wolverine and STVI pursuant to their agreements with us.

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

2007 Private Placement

During the first six months of 2007, we raised a total of $9.1 million pursuant to which we issued to investors a total of 12,110,667 shares of common stock at $0.75 per share. In connection with the 2007 Financing, we paid finders fees to Wolverine and to STVI, in the amount of $0.9 million and $0.04 million, respectively, representing 10% of the gross proceeds raised. In addition, we issued to Wolverine and STVI warrants to purchase up to 1,161,664 and 49,400 shares of our common stock, respectively, representing 10% of the common stock issued to investors. Each warrant may be exercised for five years from the date of issuance to purchases share of common stock for $0.75 per share. The transaction calls for filing of a registration statement to cover the resale of the common stock and the amount of common shares underlying the warrants issued to Wolverine and STVI pursuant to their agreements with the Company. Net proceeds were $8.0 million, with finders fees and other legal costs of $1.0 million recorded as a reduction of equity as a cost of the transaction.

Cash Position

As of June 30, 2007, we had a cash balance of $1.0 million and negative working capital of $7.6 million as compared with a cash balance of $2.2 million and negative working capital of $18.0 million at December 31, 2006.

During the first six months of 2007, we financed our operations through two financings. First, we raised $9.1 million pursuant to which we issued to investors a total of 12,110,667 shares of common stock at $0.75 per share (the “2007 Financings”). Net proceeds were $8.1 million, with finder’s fees and other legal costs of $1.0 million recorded as a reduction of equity as a cost of the transaction. We also borrowed $0.4 million from STSG in the first quarter of 2007 pursuant to a senior secured promissory note. There were no additional equity raises or funds borrowed during the first six months of 2007. Subsequent to June 30, 2007, we raised a total of $12.7 million pursuant to which we issued to investors a total of 8,489,997 shares of common stock at a purchase price of $1.50 per share. Additional funding, above the $12.7 million raised during the third quarter of 2007, may not be on terms as favorable as the terms of this recent private placement.No assurance can be given that we will be successful in arranging the further immediate financing needed to continue the execution of our business plan, which includes the development of new products. Failure to obtain such immediate financing will require management to substantially curtail operations, which will result in a material adverse effect on our financial position and results of operations.

Although the SEC extended the compliance deadline with Section 404 of the Sarbanes-Oxley Act of 2002 for non-accelerated filers like the Company to its first fiscal year ending on or after December 15, 2007, we anticipate becoming an accelerated filer by the end of 2007, and we continue to finalize our plan for compliance, which we anticipate completing during the third quarter.. We expect that the internal and external costs of complying with the Sarbanes-Oxley Act of 2002, in particular Section 404, will be substantial in 2007.

We expect to devote substantial resources to scale-up the manufacturing process for our LidoSite product, to expand our manufacturing capacity for LidoSite and to continue the development of our infertility product. Our funding requirements will depend on numerous factors, including the following:

•	manufacturing costs of LidoSite;

•	LidoSite sales which commenced in the first quarter of 2005;

•	the time and costs required for us to scale-up our manufacturing process;

•
our ability to enter into marketing partnerships for our Northstar System, marketed by B. Braun as LidoSite, for the U.S. physicians’ office and Japanese markets and our ability to commence commercial distribution into such markets.

•	our ability to enter into development partnerships with pharmaceutical companies;

•	the results of the development activities on our planned new products; and

•	the cost involved in preparing, filing, prosecuting, defending, maintaining and enforcing patent claims and other patent related costs.

Accrued Registration Rights

In connection with the September 2004 Private Placement and the December 2004 Notes, we filed a registration statement with the SEC relating to the resale of shares of our common stock. Since that registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continues, an amount equal to 2% of such purchase price, until we have cured the delay, with an overall cap on such registration rights penalty, or liquidated damages, of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. We have not yet paid such amount and interest continues to accrue. Interest expense, included in registration rights penalty in the accompanying condensed consolidated statements of operations, was approximately $0.1 million for the six months periods ended June 30, 2007 and 2006. As of June 30, 2007, we accrued approximately $2.0 million for this penalty.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with capital and operating leases, manufacturing equipment, and employee agreements as set forth in the table below:

	Payments due by Period as of June 30, 2007
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$3,809,591	$578,676	$1,206,237	$904,387	$1,120,291
Continuous motion patch machine	166,264	166,264	-	-	-
Capital lease obligations	41,461	35,538	5,923	-	-
Distribution Agreement	360,000	120,000	240,000	-	-
Debt obligations	8,691,550	2,850,000	5,841,550	-	-
Advisory consulting agreement	565,000	175,000	360,000	30,000	-
Total	$13,633,866	$3,925,478	$7,653,710	$934,387	$1,120,291

Effective as of September 28, 2004, the holders of Vyteris Holdings Series B convertible redeemable preferred stock were entitled to receive an annual cash dividend of 8% of the then applicable redemption price, as defined, out of funds legally available, payable quarterly. The dividends with respect to Vyteris Holdings Series B convertible redeemable preferred stock are cumulative, whether or not earned or declared and shall be paid quarterly in arrears. We expect to accrue dividends of $.02 million per year until redemption begins. Interest accrued was $0.2 million for the three-month periods ended June 30, 2007 and 2006 and $0.3 million for the six months ended June 30, 2007 and 2006.

Commencing on March 1, 2006, we are required to redeem on a quarterly basis an amount of Series B convertible redeemable preferred stock equal to 10% of the gross profits derived from the sale of LidoSite. The redemption price of the Series B convertible redeemable preferred stock is $3.58 per share (adjusted for splits, etc.) (which is currently subject to renegotiation to $1.50 per share) plus any accrued but unpaid dividends.

We are required to pay Becton Dickinson a royalty in respect of sales of each iontophoresis product stemming from intellectual property received by us from Becton Dickinson as part of our formation. For each such product, on a country-by-country basis, that obligation continues for the later of 10 years after the date of the first commercial sale of such product in a country and the date of the original expiration of the last-to-expire patent related to such product granted in such country. The royalty, which is to be calculated semi-annually, will be equal to the greater of 5% of all direct revenues, as defined below, or 20% of all royalty revenues, with respect to the worldwide sales on a product-by-product basis. No royalties will be earned by Becton Dickinson prior to November 10, 2005. “Direct revenues” are the gross revenues actually received by us from the commercial sale of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges or certain other expenses. “Royalty revenues” are the gross revenues actually received by us from any licensing or other fees directly relating to the licensing of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges and certain other expenses. Total accrued royalty in the condensed consolidated balance as of June 30, 2007 was insignificant.

Forward-Looking Information

This Quarterly Report on Form 10-QSB contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). When used in this Quarterly Report on Form 10-QSB, the words “anticipate,” “believe,” “estimate,” “will,” “plan,” “seeks,” “intend,” and “expect” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-QSB. Important factors that could cause actual results to differ materially from our forward looking statements are set forth in this Quarterly Report on Form 10-QSB, including under the heading “Risk Factors.” All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-QSB. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

As of June 30, 2007, our cash and cash equivalents amounted to $1.0 million. Without any substantial revenues, we have been dependent upon borrowings and equity financings to remain in business. As of June 30, 2007, our current liabilities exceeded our current assets by approximately $7.6 million. If we do not continue to raise capital until we generate sufficient sums of revenue to cover this working capital deficit, we will be required to discontinue or substantially modify our business. These factors raise substantial doubt about our ability to continue as a going concern.

We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability.

From November 2000 through June 30, 2007, we incurred net losses in excess of $123.6 million, as we had been engaged primarily in clinical testing and development activities. We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur significant losses for the foreseeable future and to finance our operations through sales of securities and incurrence of indebtedness.

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

Our agreement with Ferring Pharmaceuticals, Inc., under which we are developing a drug delivery product for female infertility, enables Ferring to terminate our relationship on short notice. This agreement was our principal source of revenues during 2006 and during the first six months of 2007. Any reduction in our revenues will produce further need for capital infusions, which may not be available to us.

The Company has adopted a new business strategy, which involves a recommencement of its manufacturing and sales and marketing activities, which it may not be able to accomplish.

In September 2006 we announced the adoption of a new business strategy which will require significant additional financing to accomplish that strategy, which financing may not be available on acceptable terms, or at all. The new plan required us to resume manufacturing in the second quarter of 2007. Further, our new plan requires that we be ready to recommence in the third quarter of 2007. We will need to rapidly and substantially ramp up our manufacturing capability, relationships with critical vendors, obtain additional regulatory approvals (including FDA approval of packaging and labeling changes), hire additional technical employees, and improve its know-how and processes, all of which may not be possible in those time frames or at all. Also, there are difficulties inherent in any substantial ramp up process, such as management of increased infrastructure and streamlining manufacturing processes, which may further hinder our ability to recommence manufacturing and sales and marketing in a timely manner.

Our new strategy, when implemented, may not be sufficient to enable us to operate on a self-sustaining basis.

There are several steps that we intend to take to turn-around our operational difficulties and to respond to the challenges that we face. We cannot assure you that we will be successful in implementing any or all of those plans or that, if implemented; such plans will be successful in enabling us to operate on a self-sufficient basis or on a basis that will enable us to attract additional capital.

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

We intend to take delivery of equipment which has been manufactured to our specifications and is currently on the premises of the manufacturer in Europe. However, current demand for our LidoSite product is not sufficient to make efficient use of this equipment. When we take delivery of this equipment (anticipated to be in the fourth quarter of 2007), it will be necessary for us to incur substantial additional expenses to install the equipment and qualify the production space under FDA regulations and we may have excess manufacturing capacity, and we will not be able to begin to predict when we will be able to, if at all, utilize this capacity until there has been a sufficient prospective history of sales to gauge demand for the products

We received an unscheduled visit from the FDA during December 2005 and received a report on Form 483 which required us to spend substantial time and money to correct deficiencies identified by the FDA.

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

You should consider the risks and uncertainties that a company with a limited independent existence faces in the rapidly evolving market for drug delivery technologies. In particular, you should consider that we have not proven that we will be able to:

•	raise significant additional capital in the public or private markets;

•	obtain the regulatory approvals necessary to commence selling drug delivery systems that we may develop in the future,

•	manufacture products, including our LidoSite product, in a manner that enables us to be profitable or meets regulatory, strategic partner or customer requirements;

•	attract, retain and manage a large, diverse staff of engineers and scientists;

•	develop the relationships with strategic partners and key vendors that are necessary to our ability to exploit the processes and technologies that we develop;

•	effectively manage our operations;

•	develop new products and drug delivery processes and new applications for our drug delivery technology;

•	respond effectively to competitive pressures; or

•
risks associated with the current LidoSite product launch, which include, but are not limited to, the risk that LidoSite may not ultimately be successfully commercialized; the risk of supply interruptions and other uncertainties relating to future ability to acquire components necessary for the manufacture of LidoSite, which is outside the Company's control and may impact the success of product launch and market penetration, including the possibility that the Company may not have sufficient components to manufacture additional launch quantities if necessary to meet product demand; and the risk that the Company may encounter production issues and/or inefficiencies in the process of manufacturing commercial quantities of LidoSite, which could adversely affect the success of product launch and LidoSite’s results of operations.

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

To date, we have not generated material revenues from sales of our first drug delivery product, LidoSite, and in fact generated no revenue whatsoever from LidoSite sales during the first two quarters of 2007, our most recent reporting period. As is common in our industry, we have spent many years and substantial sums of money in developing LidoSite. To develop that product to the point where we are able to commence commercial sales, it has been necessary for us to prove our concepts, develop patent positions, engage in substantial clinical trials, develop appropriate manufacturing processes, obtain necessary regulatory approvals and establish a marketing and distribution agreement with B. Braun. Our initial product sales demonstrated that we needed to perform corrective work on the controller component of our LidoSite product. With all of this work effort and the attendant capital and operating expenditures, we still have not tested the market in a manner that can assure us or our investors that we will derive material revenues from LidoSite. If we are unable to derive material revenues from the sale of our LidoSite product, our liquidity will be materially and adversely impacted, we will require additional capital and we may find it more difficult to attract marketing partners for subsequent products that we may develop.

We cannot be certain of the pace at which B. Braun will deliver our LidoSite product to the hospital market and whether significant sales will result.

Upon our test launch, a small sample of initial customers for LidoSite found, in certain instances, that the controllers in our LidoSite product did not perform. B. Braun has implemented a national hospital sales effort with our redesigned controllers and during the first two quarters of 2007, there were no sales, and we do not know if significant sales will result. Additionally, as we are also just commencing our initial marketing efforts with LabCorp, we do not know if there will be significant sales from those efforts.

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

We cannot assure investors that we can:

•	successfully increase our manufacturing capabilities and develop large-scale manufacturing processes on a profitable basis;

•	hire and retain skilled personnel to oversee our manufacturing operations;

•	avoid design and manufacturing defects and correct or redesign components once they are in production; or

•	develop and maintain our manufacturing facility in compliance with governmental regulations, including the FDA's good manufacturing practices.

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

We operate in a complex regulatory environment which creates specific challenges in hiring and maintaining our sales force.

Pharmaceutical companies, such as Vyteris, operate in a regulatory environment at both the federal and state level, which continues to increase in complexity as well as the areas which are covered by regulation. Additionally, both federal and state regulations may impose different regulatory and reporting requirements on the same areas, thus making compliance even more difficult and intricate. Many areas of these regulations cover reporting and compliance by our sales force, thus as we continue to expand our sales force, it becomes increasingly difficult to assure full compliance without the expenditure of significant resources. This expenditure of resources affects our ability to assure commercial success and may affect our profitability.

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

Becton Dickinson has substantial insight into the potential applications of our drug delivery technologies, and our business model, as we were operated as a division of Becton Dickinson for over ten years. Further, Becton Dickinson is in the business of developing alternative drug delivery technologies and we may compete in the future with alternative technologies developed or acquired by Becton Dickinson. Becton Dickinson has developed drug delivery technology employing "micro-needles,” tiny needles that deliver compounds into the first few hundred microns of the skin. This technology, which has not yet been commercialized, may compete directly with our current technology. Given its size, access to capital and familiarity with our business, Becton Dickinson could make substantial inroads into our business prospects if it decides to compete directly with us.

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

In connection with certain registration obligations, we are required to make liquidated damages payments to certain stockholders who, if paid in cash, would materially affect our financial condition.

We previously filed a registration statement with the SEC relating to the resale of 12,960,174 shares of our Common Stock. Since the registration statement was not declared effective by the SEC by February 25, 2005, we were obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by that registration statement, and for each month, or portion of a month, in which such delay continued, an amount equal to 2% of such purchase price, until we cured the delay, with an overall cap on such liquidated damages of 10% of the aggregate purchase price paid by such stockholders for such shares. That registration statement was initially declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which, if made in cash, would have materially adversely affected our financial condition. Interest accrues after May 19, 2005 on the amount of liquidated damages at the rate of 18% per annum. At June 30, 2007, our total liability for unpaid liquidated damages plus unpaid interest thereon was approximately $2.0 million. While we plan to offer to pay this liability in shares of our common stock rather than cash, the holders of the rights to such payments have no obligation to accept such offer and we cannot assure you that any or all of such holders will accept our offer. We may be subject to additional penalties should the use of that prospectus or other registration statements we have filed become suspended in the future.

Our compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”) and SEC rules concerning internal controls is time-consuming, difficult and costly for us.

It is time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. Thus, we may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain. If we are deemed to be an “accelerated filer” pursuant to the general rules and regulations promulgated under the Securities Exchange Act of 1934, the accelerated filing requirements will divert significant time, resources, and money from the day-to-day operations of the Company.

Our largest stockholder may take actions that conflict with your interests.

Kevin Kimberlin, through his majority ownership of STSG (a related party to Spencer Trask Ventures, Inc.) and related parties, is our largest stockholder. As of June 30, 2007, Mr. Kimberlin and related parties beneficially own more than 19.3% of our voting common stock. Accordingly, Mr. Kimberlin has substantial control over us and has substantial power to elect directors and to generally approve all actions requiring the approval of the holders of our voting stock, including adopting amendments to our articles of incorporation and bylaws and approving mergers, certain acquisitions or sales of all or substantially all of our assets, which could delay or prevent someone from acquiring or merging with us or limit the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

We may be unable to list our Common Stock the Nasdaq or any other securities exchange, in which case an investor may find it difficult to dispose of shares or obtain accurate quotations as to the market value of our Common Stock.

Although we may apply to list our common stock on Nasdaq or the American Stock Exchange in the future when and if we have stabilized our liquidity concerns, we may not be able to meet the initial listing standards, including the minimum per share price and minimum capitalization requirements, of either of those or any other stock exchange, and we not be able to maintain a listing of our common stock on either of those or any other stock exchange. If we are unable to list our common stock on Nasdaq, the American Stock Exchange or another stock exchange, or to maintain that listing, we expect that our common stock will continue to trade on the OTC Bulletin Board maintained by Nasdaq, or possibly another over-the-counter quotation system or on the "pink sheets," where an investor may find it difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we are subject to an SEC “penny stock” rule that imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may adversely affect the liquidity of our Common Stock. It also makes it more difficult for us to raise additional capital.

Our common stock is considered a “penny stock” and may be difficult to sell.

Our common stock is considered to be a “penny stock” since it meets one or more of the definitions in Rule 3a51-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years.  The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.  Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.”  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of the assessment by our independent registered public accountants.  This requirement for management’s assessment of our internal control over financial reporting will first apply to our annual report for fiscal 2007 and the requirement for our auditor’s attestation will first apply to our annual report for fiscal 2008.  The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting.  In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of the assessment by our independent registered public accountants.  If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.  We expect to incur additional accounting related expenses associated with compliance with Section 404.

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

We sold a total of 23,000,000 shares of common stock and 11,500,000 warrants in private placements on October 5, 2006 and November 8, 2006. In addition we sold a total of 7,053,638 shares of common stock in private placements in December 2006. We also sold a total of 12,110,640 shares of common stock in private placements in the first quarter of 2007, as well as issuing warrants convertible into approximately 1,211,064 shares of common stock in connection therewith. We are also obligated to register these shares for sale.

As of June 30, 2007, we had stock options to purchase 8,127,819 shares of our common stock outstanding, of which options to purchase 1,592,249 shares were exercisable. Also outstanding as of the same date were warrants exercisable for 36,157,472 shares of common stock. Exercise of any outstanding stock options or warrants could harm the market price of our common stock.

ITEM 3. CONTROLS AND PROCEDURES

(a)
Our Chief Executive Officer (CEO) and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon the evaluation, they concluded that the disclosure controls and procedures are effective in ensuring all required information relating to Vyteris is included in this quarterly report.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September of 2004, Alza filed an opposition in the EPO against European Patent No. 0 971 769, entitled “Circuit and Method for Automatically Turning Off an Iontophoretic System”, which we refer to as the “’769 patent”. In the opposition, Alza has alleged that the “769 Patent” should be revoked because each of the claims lacks novelty or an inventive step over the prior art. Vyteris filed an initial response to the opposition, including amended claims, on July 14, 2005. A preliminary opinion of the EPO, issued on November 7, 2005, indicated that the amended claims were novel and inventive over the prior art and scheduled oral arguments for March 2006. On December 23, 2005, Alza indicated that it will no longer contest the opposition, provided that the EPO maintains the patent based on the amended claims. In January of 2006, we filed amendments to the specification to conform to the amended claims. Alza objected to the specification amendments. The EPO indicated in March of 2006 that it was inclined to accept our specification amendments, but invited additional comments on the matter. Vyteris filed comments with EPO in May of 2006. On September 13, 2006, the EPO issued a decision upholding the patent as amended by Vyteris. Alza did not file a timely appeal of the EPO’s decision to uphold the patent. Accordingly, that decision is now final. Vyteris is now in the process of revalidating the patent in the relevant European states. Administrative formalities are concluding.

From time to time, we are involved in other lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2007, we raised a total of $9.1 million pursuant to which we issued to investors a total of 12,110,640 shares of common stock at $0.75 per share. In connection with the 2007 Financings, we paid finders fees to Wolverine and to STVI, in the amount of $0.9 million and $0.04 million, respectively, representing 10% of the gross proceeds raised. In addition, we issued to Wolverine and STVI warrants to purchase up to 1,161,664 and 49,400 shares of our common stock, respectively, representing 10% of the common stock issued to investors. Each warrant may be exercised for five years from the date of issuance to purchases share of common stock for $0.75 per share. The transaction calls for filing of a registration statement to cover the resale of the common stock and the amount of common shares underlying the warrants issued to Wolverine and STVI pursuant to their agreements with the Company. Net proceeds were $8.1 million, with finders fees and other legal costs of $1.0 million recorded as a reduction of equity as a cost of the transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Special Meeting of Shareholders, on May 1, 2007

On May 1, 2007, the Company held its Special Meeting of Shareholders, as set forth in its Definitive Schedule 14A, filed with the Securities and Exchange Commission on March 30, 2007, and mailed to shareholders on or about March 30, 2007. At the Special Meeting, shareholders approved the following:

1.
A proposal to amend the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 100,000,000 shares to 200,000,000 shares; and

2.	A proposal to amend the Company’s Articles of Incorporation to change the name of the Company from Vyteris Holdings (Nevada), Inc. to Vyteris, Inc.

The Inspector of Elections reported that the number of shares outstanding as of the record date, March 27, 2007, and present at the meeting was as follows:

	Outstanding	Present at Meeting

Common Stock	71,738,507	41,242,419
Class B Convertible Preferred Stock	1,047,500	1,047,500
Total	72,786,007	42,289,919

The amendments to the Articles were both passed by the following votes:

	For	Against	Abstain

Amendment to increase the number of authorized	42,101,857	169,206	18,856
Amendment to change the name of the corporation	42,268,048	13,491	8,380

On May 2, 2007, the Company accordingly filed an amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada which amended the Articles of Incorporation effecting the amendments set forth in the two approved proposals.

Annual Meeting of Shareholders

On June 13, 2007, the Company held its Annual Meeting of Shareholders. The Inspector of Elections reported that the number of shares outstanding as of the record date, May 2, 2007, and present at the meeting was as follows:

	Outstanding	Present at Meeting

Common Stock	79,250,453	41,344,488
Class B Convertible Preferred Stock	2,095,000	2,044,321
Total:	81,345,453	43,388,809

All five of the Company’s directors were reelected as follows:

Name	For	Against	Abstain

David DiGiacinto	43,290,960	97,849	-
Donald F. Farley	43,290,960	97,849	-
Gregory B. Lawless	43,301,435	87,374	-
Timothy J. McIntyre	43,290,960	97,849	-
Russell O. Potts	43,290,960	97,849	-

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Item 6(a)	Exhibits

3.4	Amendment to the Articles of Incorporation of Vyteris Holdings (Nevada), Inc., dated May 2, 2007.

10.133	Product Marketing Agreement between Vyteris, Inc. and Laboratory Corporation of America Holdings, dated June 5, 2007.

10.134	2007 Outside Director Cash Compensation and Stock Incentive Plan.

10.135	2007 Stock Option Plan.

10.136	International Capital Advisory, Inc., Consulting Agreement dated July 25, 2007, as assigned to Wolverine International Holdings, on July 25, 2007.

10.137	Agreement to Engage Viking Investment Group II Inc. as a Financial Consultant dated July 26, 2007.

10.138	Consulting Sales and Promotion Agreement with Caswood Group, Inc., dated May 11, 2007

10.139	Employment Agreement between Vyteris, Inc. and Anthony Cherichella, dated as of August 1, 2007

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2007	Vyteris, Inc.

/s/ Timothy J. McIntyre
Timothy J. McIntyre
Chief Executive Officer

EXHIBIT INDEX

Item	Description

3.4	Amendment to the Articles of Incorporation of Vyteris Holdings (Nevada), Inc., dated May 2, 2007.

10.133	Product Marketing Agreement between Vyteris, Inc. and Laboratory Corporation of America Holdings, dated June 5, 2007.

10.134	2007 Outside Director Cash Compensation and Stock Incentive Plan.

10.135	Amendment to the 2005 Stock Option Plan.

10.136	International Capital Advisory, Inc., Consulting Agreement dated July 25, 2007.

10.137	Agreement to Engage Viking Investment Group II Inc. as a Financial Consultant dated July 26, 2007.

10.138	Consulting Sales and Promotion Agreement with Caswood Group, Inc., dated May 11, 2007

10.139	Employment Agreement between Vyteris, Inc. and Anthony Cherichella, dated as of August 1, 2007

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.