Form 10QSB
period 2007-09-30
Vyteris Holdings (Nevada), Inc.
filed 2007-11-14
CIK 1139950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

CLASS	OUTSTANDING AT NOVEMBER 7, 2007
Common stock, par value $.001 share	88,857,897

Transitional Small Business Disclosure Format (Check one):   __Yes    X  No

VYTERIS, INC.

FORM 10-QSB

Vyteris® and LidoSite® are our trademarks. All other trademarks, servicemarks or trade names referred to in this Quarterly Report on Form 10-QSB are the property of their respective owners.

ITEM 1. FINANCIAL STATEMENTS

VYTERIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$6,184,693	$2,171,706
Accounts receivable, net	774,836	88,731
Inventories, net	1,133,044	3,374
Prepaid expenses and other current assets	259,385	311,684
Restricted cash	33,583	90,994
Total current assets	8,385,541	2,666,489

Restricted cash, less current portion	300,000	300,000
Property and equipment, net	840,168	936,103
Deferred offering costs, net	-	82,676
Other assets	273,376	273,376
TOTAL ASSETS	$9,799,085	$4,258,644

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Secured demand promissory notes due to a related party	$-	$2,500,000
Senior secured convertible debentures, net	-	210,048
Warrant liability	-	8,993,368
Accounts payable	2,843,946	2,996,048
Accrued registration rights penalty	2,075,552	1,880,948
Accrued expenses, deferred revenue and current portion of capital leases	3,101,091	3,593,446
Total current liabilities	8,020,589	20,173,858

Senior secured convertible promissory note, net	184,404	12,050
Secured demand promissory notes due to a related party	2,850,000	-
Subordinated convertible notes due to a related party, net	5,366,550	5,325,631
Deferred revenue, less current portion	349,453	442,962
Capital lease obligation, less current portion	-	22,422

Preferred stock, 50,000,000 shares authorized, on September 30, 2007 and December 31, 2006:
Series B convertible, mandatorily redeemable preferred stock; 7,500,000 shares issued and outstanding on September 30, 2007 and December 31, 2006; liquidation preference $9,300,000 and $8,850,000 at September 30, 2007 and December 31, 2006, respectively	9,300,000	8,850,000
Total liabilities	26,070,996	34,826,923

Stockholders’ equity (deficit):
Common stock, par value $.001 per share; 200,000,000 shares authorized, 88,857,897 and 63,284,956 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	88,858	63,285
Additional paid-in capital	146,803,271	70,922,366
Accumulated deficit	(163,164,040)	(101,553,930)
Total stockholders’ equity (deficit)	(16,271,911)	(30,568,279)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,799,085	$4,258,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Product sales	$17,793	$1,761	$20,225	$58,341
Product development	738,420	571,789	2,441,828	1,540,139
Other revenue	31,170	31,169	93,509	119,413
Total revenues	787,383	604,719	2,555,562	1,717,893

Cost and expenses:
Cost of sales	101,519	-	102,519	234,010
Research and development	2,457,898	1,998,448	6,683,955	5,732,838
General and administrative	6,772,787	1,435,420	11,285,934	4,217,665
Sales and marketing	2,787,076	303,699	4,612,851	528,999
Non-cash warrant expense-financial consultants	17,115,000	-	17,115,000	-
Registration rights penalty	64,867	65,581	194,604	194,604
Total cost and expenses	29,299,147	3,803,148	39,994,863	10,908,116
Loss from operations	(28,511,764)	(3,198,429)	(37,439,301)	(9,190,223)

Interest (income) expense:
Interest income	(90,710)	(25,113)	(161,089)	(58,959)
Interest expense to related parties	374,881	430,612	1,814,719	1,155,153
Interest expense	395,618	638,960	1,771,248	1,893,467
Interest expense, net	679,789	1,044,459	3,424,878	2,989,661

Non-cash debt extinguishment	6,724,523	-	6,724,523	-
Non-cash modification of redeemable preferred stock terms	3,680,000	-	3,680,000	-
Revaluation of warrant liability	-	-	10,341,408	-
Total other expenses, net	10,404,523	-	20,745,931	-

Net loss	$(39,596,076)	$(4,242,888)	$(61,610,110)	$(12,179,884)

Net loss per common share:
Basic and diluted	$(0.46)	$(0.22)	$(0.73)	$(0.63)

Weighted average number of common shares:
Basic and diluted	86,149,002	19,295,319	84,019,707	19,294,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance at December 31, 2006	63,284,956	$63,285	$70,922,366	$(101,553,930)	$(30,568,279)
Non-cash stock-based compensation expense	-	-	5,808,341	-	5,808,341
Exercise of stock options	277,675	278	457,319	-	457,597
Issuance of restricted shares under outside director compensation plan	77,680	78	57,522	-	57,600
Issuance of common stock for capital raised	21,307,333	21,307	22,856,585	-	22,877,892
Disbursements related to issuance costs of common stock raise and warrants	-	-	(2,417,405)	-	(2,417,405)
Issuance of warrants associated with working capital facility	-	-	736,287	-	736,287
Issuance of common stock pursuant to conversion of senior secured convertible debentures	3,854,829	3,855	959,852	-	963,707
Transfer of warrant liability to equity upon approval of sufficient authorized shares	-	-	19,334,776	-	19,334,776
Cashless exercise of warrants	55,444	55	(55)	-	-
Issuance of warrants to advisors	-	-	596,625	-	596,625
Issuance of warrants to financial consultants	-	-	17,115,000	-	17,115,000
Charge resulting from non-cash debt extinguishment, net of unamortized discount	-	-	6,696,058	-	6,696,058
Charge resulting from non-cash modification of redeemable preferred stock terms	-	-	3,680,000	-	3,680,000
Net loss for the nine months ended September 30, 2007	-	-	-	(61,610,110)	(61,610,110)
Balance at September 30, 2007	88,857,897	$88,858	$146,803,271	$(163,164,040)	$(16,271,911)

The accompanying notes are an integral part of these condensed consolidated financial statements

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,610,110)	$(12,179,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash activities:
Depreciation and amortization	272,856	501,496
Stock based compensation charges	5,808,341	577,313
Amortization of senior secured convertible debentures discount	753,659	762,401
Amortization of offering costs on senior secured convertible debentures	184,808	362,011
Amortization of unsecured convertible debentures discount	-	16,011
Accrued registration rights penalty	194,604	194,603
Loss from revaluation of warrants issued in excess of authorized shares	10,341,408	-
Non-cash warrant expense – financial consultants	17,115,000	-
Non-cash debt extinguishment	6,724,523	-
Non-cash modification of redeemable preferred stock terms	3,680,000	-
Inventory reserves	77,715	177,459
Warrants issued for working capital facility	736,287	371,800
Deferred rent	31,796	47,488
Issuance of warrants to advisor	596,625	-
Deferred revenue recognized	(93,509)	(86,699)
Other	12,405	1,480
Change in operating assets and liabilities:
Accounts receivable	(686,105)	71,983
Inventories	(1,207,385)	(69,126)
Prepaid expenses and other assets	52,299	369,730
Accounts payable	(152,102)	(360,910)
Accrued expenses and other liabilities	(1,020,981)	322,555
Interest payable to related parties	1,061,399	767,342
Net cash used in operating activities	(17,126,467)	(8,152,947)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash	57,411	807,942
Security deposit	-	(198,376)
Purchase of equipment	(176,921)	(80,264)
Net cash (used in) provided by investing activities	(119,510)	529,302

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placements of common stock and warrants	20,530,757	-
Proceeds from issuance of unsecured promissory notes to related parties	-	250,000
Proceeds from the exercise of stock options	457,597	-
Proceeds from issuance of promissory note to related party	-	8,116,550
Proceeds from issuance of secured bridge note to related party	200,000	-
Repayment of secured bridge note to related party	(200,000)	(1,166,550)
Proceeds from issuance of secured promissory note to related party	350,000	-
Repayment of capital lease obligations and other	(79,390)	(24,144)
Net cash provided by financing activities	21,258,964	7,175,856
Net increase (decrease) in cash and cash equivalents	4,012,987	(447,789)
Cash and cash equivalents at beginning of the period	2,171,706	826,177
Cash and cash equivalents at end of the period	$6,184,693	$378,388

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	165,592	769,034
Issuance of warrants in connection with issuance of subordinated convertible unsecured promissory note	-	62,267
Conversion of senior secured convertible debentures into common stock	963,707	-
Reclassification of warrant value from a liability due to equity	19,334,776	-
Fair value of warrants issued to placement agents in connection with common stock financing	15,154,645	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization and Basis of Presentation

Business

Vyteris, Inc. (formerly Vyteris Holdings (Nevada), Inc., (the terms “Vyteris” and the “Company” refer to each of Vyteris, Inc., its subsidiary, Vyteris, Inc. (incorporated in the State of New Jersey) and the consolidated company), has developed and produced the first FDA – approved electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to administer certain therapeutics either directly to the skin or into the bloodstream. In January 2005, Vyteris, Inc. received approval from the United States Food and Drug Administration (“FDA”) for its manufacturing facility and processes for LidoSite. Vyteris, Inc. holds over 60 U.S. patents relating to the delivery of drugs across the skin using a mild electric current and operates in one business segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The report of the independent registered public accounting firm relating to the audit of the Company's consolidated financial statements for the year ended December 31, 2006 contains an explanatory paragraph expressing uncertainty regarding our ability to continue as a going concern because of the Company's operating losses and its need for additional capital.

During the nine month period ending September 30, 2007, the Company financed its operations with a $0.4 million loan in the form of a senior secured promissory note from Spencer Trask Specialty Group, LLC, or STSG (see Note 5), issued in the first quarter.  In addition, in the first nine months of 2007, the Company raised a total of $22.9 million, with net proceeds of $20.5 million, pursuant to stock purchase agreements for the sale of shares of common stock at $0.75 per share and at $1.50 per share (see Note 10).  Net proceeds from these financings have not provided sufficient funds for the Company’s current operations. Subsequent financings will be required to fund the Company’s operations. No assurance can be given that the Company will be successful in arranging the further financing needed to continue the execution of its business plan, which includes the development of new products. Failure to obtain such financing will require management to substantially curtail operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue in business as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. The report of the independent registered public accounting firm relating to the audit of the Company's consolidated financial statements for the year ended December 31, 2006 contains an explanatory paragraph expressing uncertainty regarding our ability to continue as a going concern because of the Company's operating losses and its need for additional capital.  The condensed consolidated balance sheet as of September 30, 2007 has been derived from those audited consolidated financial statements. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

All significant intercompany balances and transactions have been eliminated in consolidation.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

2.    Significant Accounting Policies

Accounting policies

There have been no significant changes in the Company’s accounting policies (as detailed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006). The following significant accounting policies are included herein.

Restricted cash

As of December 31, 2006, the Company had $0.4 million of restricted cash, consisting of $0.1 million deposited in a cash collateral account to secure the payment of interest on the senior secured convertible debentures issued on August 19, 2005 and the optional debentures, and $0.3 million that guarantees issued letters of credit.  As of September 30, 2007, the Company has $0.3 million of restricted cash, that guarantees issued letters of credit.

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

As of September 30, 2007, the Company has a license, development and distribution agreement with B. Braun Medical, Inc., or B. Braun, to generate product revenue. The Company initially granted B. Braun the right to be its principal, worldwide sales and marketing distributor for its LidoSite product. On March 7, 2006 and on January 1, 2007 the Company and B. Braun amended B. Braun’s right to be its exclusive worldwide sales and marketing distributor for its LidoSite product by granting back to the Company the sales and marketing distribution rights to the U.S. physician office market and the Japanese market. At this time, B. Braun has not provided the Company with a purchase order for the prospective calendar quarters, and minimal product revenue was generated during the first three quarters of 2007.

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

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

Income Taxes

In February 2007, the United States Securities and Exchange Commission (“SEC”) staff clarified its views related to changes in the classification of interest and penalties for periods prior to the adoption of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Financial Accounting Standards Board (“FASB”) Statement No. 109” (“FIN 48”). Specifically, the SEC staff believes that if a registrant changes how it classifies interest and penalties upon adoption of FIN 48, it should not reclassify amounts in prior periods.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation was adopted by the Company effective January 1, 2007. The adoption of this interpretation did not have a material impact on the Company’s financial statements.

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

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

3.    Inventories, net

Inventories consist of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)

Raw materials	$1,316,241	$510,276
Work in process	158,128	203,964
Finished goods	192,371	43,500
	1,666,740	757,740
Excess and obsolete inventories	(533,696)	(754,366)
Inventories, net	$1,133,044	$3,374

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

In August 2006, the Company exchanged with B. Braun approximately 60,000 LidoSite patches with current expiration dates for the same amount of patches, with a longer expiration period, from the Company’s finished goods inventory reducing its finished goods inventory and excess and obsolete reserve by approximately $0.3 million. In addition, inventory and related inventory reserves decreased during the three and nine months ended September 30, 2007 and 2006, as the Company scrapped expired inventory in excess of allowances.

4.    Property and Equipment, net

Property and equipment, net consist of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)

Manufacturing and laboratory equipment	$2,066,882	$2,029,512
Furniture and fixtures	326,672	324,669
Office equipment	356,729	260,373
Leasehold improvements	367,818	330,657
Software	202,376	198,345
	3,320,477	3,143,556
Less: Accumulated depreciation and amortization	(2,480,309)	(2,207,453)
Property and equipment, net	$840,168	$936,103

Depreciation and amortization expense, included in cost and expenses in the accompanying condensed consolidated statements of operations, was approximately $0.1 million for each of the three months ended September 30, 2007 and 2006, and $0.3 million and $0.5 million for the nine months ended September 30, 2007 and 2006, respectively.

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

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

As of September 30, 2005, the Company did not have adequate accounts receivable and inventory to collateralize amounts drawn under the Working Capital Facility.  Through several amendments, STSG and the Company agreed to the following: (a) the noteholders waived all covenant defaults resulting from inadequate collateral coverage until June 1, 2007, (b) the maturity dates under the Working Capital Facility were deferred until June 1, 2007, which has been extended (see Note 20), (c) on a monthly basis until May 31, 2007, the Company issued to the noteholders warrants to purchase 110,000 shares of the Company's common stock at an exercise price of $2.40 per share, and (d) the lenders shall have the option to convert the outstanding principal amount of the Working Capital Facility into Company common stock at a price of $1.50 per share.  Management estimated that the fair value of the 330,000 warrants issued during the three months ended September 30, 2006 was $0.1 million using the Black-Scholes option-pricing model.  No warrant issuances have been made thereunder since May 2007.  The interest expense on these warrants to be issued for the nine months ended September 30, 2007 and 2006, was estimated to be approximately $0.7 million and $0.04 million, respectively.

 Upon the issuance of common stock in the November 2006 Financing, the December 2006 Financing and the 2007 Financings at a purchase price below the current exercise price of the warrants, the Company applied the weighted average anti-dilution provisions contained in the Working Capital Facility warrant agreement (see Note 9 and Note 10).

On February 23, 2007, STSG loaned to the Company $0.4 million in aggregate principal amount in the form of a senior secured promissory note subject to the terms of the Working Capital Facility.  In connection with the loan, on a monthly basis the Company will issue to the noteholders warrants to purchase 49,280 shares of the Company’s common stock at an exercise price of $0.75 per share. Management estimated that the fair value of the 197,120 warrants issued during the nine month periods ended September 30, 2007 was approximately $0.2 million, using the Black-Scholes option-pricing model with the following weighted average assumptions; 4.75% risk-free interest rate, 5.0 years expected holding period and 99.1% expected volatility.  The fair value of these warrants is included in interest expense to related parties in the accompanying condensed consolidated statements of operations.

As of September 30, 2007 and December 31, 2006, respectively, $2.9 million and $2.5 million was outstanding under the Working Capital Facility. The Company recorded accrued and unpaid interest to related parties of approximately $0.2 million and $0.1 million in accrued expenses in the accompanying condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006, respectively.

See Note 20 regarding the debt extinguishment accounting applied in connection with amendments to the terms of the Working Capital Facility which took effect in August 2007.

6.    Accrued Registration Rights Penalty

In connection with the delayed filing of a registration statement for securities sold pursuant to a $15.1 million private placement in 2004, the Company incurred approximately $1.4 million of liquidated damages in 2005. In addition, the Company is obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable.  The Company has not yet paid such amount and interest continues to accrue. Interest expense, included in registration rights penalty in the accompanying condensed consolidated statements of operations, was approximately $0.1 million for each of the three month periods ended September 30, 2007 and 2006, and $0.2 million for each of the nine month periods ended September 30, 2007 and 2006.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

7.    Accrued Expenses, Deferred Revenue and Current Portion of Capital Leases

Accrued expenses, deferred revenue and current portion of capital leases consist of the following:

	September 30,	December 31,
	2007	2006
	(Unaudited)
Compensation, accrued bonuses and benefits payable	$544,143	$879,202
Interest payable and accrued expenses due to a related party	1,364,390	776,188
Finders’ fees on private placements	-	1,103,747
Continuous motion patch machine costs and delivery	166,264	166,264
Deferred revenue, current portion	124,678	124,678
Insurance	48,802	106,301
Legal and consulting	268,598	36,053
Accounting fees	79,000	109,500
Current portion of capital lease obligation	30,276	29,746
Other	474,940	261,767
	$3,101,091	$3,593,446

8.    Senior Secured Convertible Debentures issued on August 19, 2005

Senior secured convertible debt consists of the following:
	September 30, 2007	December 31, 2006
	(Unaudited)
Total principal amount of outstanding debt before debt discount	$-	$963,707
Unamortized debt discount	-	(753,659)
Total senior secured convertible debt, net of discount	$-	$210,048

At December 31, 2006, the outstanding balance of the senior secured convertible debt was held by Qubit Holdings LLC, or Qubit, an entity owned by certain trusts established for the benefit of the children of the Company’s controlling stockholder, Kevin Kimberlin.

At March 31, 2007, Qubit elected to convert the entire remaining principal balance into 3,854,829 shares of the Company’s common stock at a conversion price of $0.25 per share.  As a result of this conversion of debt, the Company accelerated the amortization of deferred offering costs relative to the amount of debt converted.  Offering costs of $0.1 million related to the conversion of debt to common stock were recorded as a reduction of paid in capital on March 31, 2007. Offering costs amortization expense was approximately $0.1 million and $0.4 million for the three and nine-month periods ended September 30, 2006, respectively, and is included in interest expense in the condensed consolidated statements of operations.

In addition, as a result of this conversion, the Company charged the related $0.6 million of unamortized debt discount to interest expense, included in the condensed consolidated statement of operations on March 31, 2007. Debt discount amortization expense, included in interest expense in the accompanying condensed consolidated statements of operations totaled $0.2 million for the three months ended September 30, 2006,  and $0.8 million and $0.7 million for the nine months ended September 30, 2007 and 2006, respectively,.

In connection with the issuance of the senior secured convertible debt in 2005, the Company issued Qubit warrants to purchase 3,601,993 shares of the Company’s common stock with an exercise price of $0.25 per share, which fair value was being amortized over the term of the debt with the remaining unamortized amount expensed at the date of conversion.  These warrants are outstanding as of September 30, 2007.

As a result of the closing of the November 2006 Financings (See Note 10), certain anti-dilution provisions in the debt were triggered in the fourth quarter of 2006, whereby the conversion price of the debt, and the exercise price and the number of shares pertaining to the warrants were adjusted to reflect the purchase price agreed to with the investors in the November 2006 Financings.  Pursuant to EITF 06-6, “Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments,” the Company calculated a revised debt discount related to the change in the warrant value and beneficial conversion feature and evaluated the change in the debt discount resulting from the triggering of the anti-dilution agreement.  As a result, the Company concluded that the revised debt discount was equal to the then outstanding debt and a debt modification which had occurred, resulting in an additional charge of $0.4 million. As of September 30, 2007, all of the outstanding debt and related debt discount have been settled and there is no outstanding balance.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

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

The Company allocated the aggregate proceeds of the January 2006 Promissory Note between the warrants and the debentures based on their relative fair values in accordance with APB No. 14 and thus recorded approximately $62,000 as additional paid-in capital for the value allocated to the warrants. Management determined the fair value of the warrants utilizing the Black-Scholes option-pricing model. The Company is amortizing the fair market value of the warrants through December 2008, the date of maturity. Warrant amortization expense was approximately $0.01 million for the three months ended September 30, 2007 and 2006, and $0.01 million and $0.02 million for the nine months ended September 30, 2007 and 2006, respectively, and is included in interest expense to related parties in the condensed consolidated statements of operations.  The balance outstanding at September 30, 2007 is $0.3 million, net of discount of $0.0 million.

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

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

The following is a schedule of the balance of the January 2006 Promissory Note and the 2006 Promissory Notes at September 30, 2007:

Lender	Issuance Date	Principal Amount	Balance
Spencer Trask Specialty Group, LLC	January 31, 2006	$250,000	$250,000
Spencer Trask Specialty Group, LLC	February 13, 2006	500,000	500,000
Spencer Trask Specialty Group, LLC	February 16, 2006	500,000	500,000
Spencer Trask Specialty Group, LLC	March 21, 2006	500,000	500,000
Spencer Trask Specialty Group, LLC	April 4, 2006	500,000	500,000
Spencer Trask Specialty Group, LLC	April 18, 2006	750,000	750,000
Spencer Trask Specialty Group, LLC	May 5, 2006	500,000	500,000
Spencer Trask Specialty Group, LLC	May 23, 2006	500,000	500,000
Spencer Trask Specialty Group, LLC	June 8, 2006	500,000	500,000
Spencer Trask Specialty Group, LLC	June 26, 2006	500,000	500,000
Spencer Trask Specialty Group, LLC	July 7, 2006	200,000	200,000
Spencer Trask Specialty Group, LLC	July 18, 2006	166,550	166,550
Less: fair value of warrants (original basis $62,267), net of amortization			-
Balance at September 30, 2007			$5,366,550

See Note 20 regarding the debt extinguishment accounting applied in connection with amendments to the terms of the January 2006 Promissory Note and the 2006 Promissory Notes which took effect in August 2007.

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

In accordance with EITF 98-5 and EITF 00-27, the Company has determined that there is a beneficial conversion feature to the senior secured convertible promissory note in the amount of $0.5 million. This amount is being amortized over the life of the debt using the effective interest method. Debt discount amortization expense for the three and nine months ended September 30, 2007 was $0.06 million and $0.17 million and is included in interest expense in the condensed consolidated statements of operations, the balance outstanding is $0.2 million, net of the debt discount of $0.3 million.

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

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

In connection with the November 2006 Financing, the Company paid finders fees to Wolverine International Holdings Ltd. (“Wolverine”) and to Spencer Trask Ventures, Inc. (“STVI”) a related-person of STSG, a principal stockholder of the Company, in the amount of $0.5 million and $0.1 million, respectively, representing 10% of the gross proceeds raised.  In addition, the Company issued to Wolverine and STVI warrants to purchase up to 950,000 and 200,000 Units, respectively, representing 10% of the Units issued to investors. Each warrant may be exercised for two years from the date of issuance to purchase two additional shares of common stock for $0.25 per share and $0.45 per share of common stock. The registration rights agreement described above also will cover the resale of the common stock and the amount of common shares underlying the warrants issued to Wolverine and STVI pursuant to their agreements with the Company.  Net proceeds were $5.1 million, with finder’s fees and other legal costs of $0.6 million recorded as a reduction of equity as a cost of the transaction.

Upon completion of the November 2006 Financing, the Company issued 7.1 million shares to International Capital Advisory, Inc. (“ICA”) and four other finders in equal proportion as an advisory fee.  These shares are a component of the cost of the transaction.

At the end of the fourth quarter of 2006, the Company sold an additional $5.3 million of common stock at $0.75 per share for a total of 7,053,638 million shares (the "December 2006 Financing", and with the November 2006 Financing, the “2006 Financings”). In connection with the December 2006 Financing, the Company paid finders fees to Wolverine and STVI of $0.3 million each, representing 10% of the gross proceeds raised.  In addition, the Company issued to Wolverine and STVI warrants to purchase up to 341,300 and 364,064 shares of the Company's common stock, respectively, representing 10% of the common stock issued to investors.  Each warrant may be exercised for five years from the date of issuance to purchase a share of common stock for $0.75 per share.  The registration rights agreement described above also will cover the resale of the common stock and the amount of common shares underlying the warrants issued to Wolverine and STVI pursuant to their agreements with the Company. Net proceeds were $4.7 million, with finder’s fees and other legal costs of $0.6 million recorded as a reduction of equity as a cost of the transaction.

2007 Private Placements

In the first and second quarters of 2007, the Company raised a total of $9.1 million pursuant to which the Company issued to investors a total of 12,110,667 shares of common stock at $0.75 per share (the “2007 Financings”).  In connection with the 2007 Financing, the Company paid finders fees to Wolverine and to STVI, in the amount of $0.9 million and $0.04 million, respectively, representing 10% of the gross proceeds raised.  In addition, the Company issued to Wolverine and STVI warrants to purchase up to 1,161,664 and 49,400 shares of the Company's common stock, respectively, representing 10% of the common stock issued to investors.  Each warrant may be exercised for five years from the date of issuance to purchase a share of common stock for $0.75 per share.  The transaction calls for filing of a registration statement to cover the resale of the common stock and the amount of common shares underlying the warrants issued to Wolverine and STVI pursuant to their agreements with the Company. Net proceeds were $8.0 million, with finder’s fees and other legal costs of $1.0 million recorded as a reduction of equity as a cost of the transaction.

Upon the issuance of Units at a purchase price of $0.50 in the November 2006 Financing, and issuance of common stock at a purchase price of $0.75 per share in the December 2006 Financing and the 2007 Financings, warrants currently held beneficially or of record by STVI, and employees thereof which had been issued to STVI as placement agent in connection with a September 2004 private placement became convertible into 6,871,429 shares of the Company’s common stock rather than 2,119,834 shares of common stock, giving effect to the weighted average anti-dilution provisions contained in those warrants. Warrants currently held beneficially or of record by STSG, in connection with the 279,330 warrants originally issued in connection with the Working Capital Facility, were amended to a total of 946,710 warrants with an exercise price of $1.09, giving effect to the weighted average anti-dilution provisions contained in those warrants. In addition, the 1,815,000 warrants issued for amendments to the Working Capital Facility were modified to a total of 4,347,359 with a weighted average exercise price of $0.90, giving effect to the weighted average anti-dilution provisions contained in those warrants. These modifications to the warrants issued to both the placement agents in the September 2004 private placement and warrants issued in connection with the Working Capital Facility were included in the original warrant agreements in order to allow the holder of the warrants to maintain their comparative values in the Company.  Accordingly, there was no impact on the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2007.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

In July and through July 25, 2007, the Company raised a total of $13.8 million pursuant to which the Company issued to investors a total of 9,196,666 shares of common stock at a purchase price of $1.50 per share (“July 2007 Financing”, and with the financings discussed directly above, the “2007 Financings”). The subscribers were also issued warrants to purchase Company common stock in the amount of the number of shares purchased. Those investor warrants bear a three year term and have an exercise price of $3.00 per share, and contain a mandatory exercise provision at the Company’s election should the market price of the Company’s common stock be at least $4.00 for 20 consecutive trading days. In connection with the July 2007 Financing, the Company paid a finders fee to Ramp International, Inc. (“Ramp”), as assignee from Wolverine in the amount of $1.3 million, representing 10% of the gross proceeds raised. In addition, the Company issued to Ramp warrants to purchase up to 919,667 shares of the Company's common stock, respectively, representing 10% of the common stock issued to investors. Each warrant may be exercised for five years from the date of issuance to purchase shares of common stock for $3.00 per share. Net proceeds of the July 2007 Financing were $12.5 million, with finder’s fees and other legal costs of $1.3 million recorded as a reduction of equity as a cost of the transaction. The Company sold these shares of unregistered securities in private placement transactions in reliance upon the exemption from registration under Section 4(2) under the Securities Act of 1933, as amended, to accredited investors or to non-United States residents.

11.    Warrant Liability

In connection with the 2006 Financings and the 2007 Financings (see Note 10), the Company determined that approximately 25.8 million common shares reserved for issuance under the warrants were in excess of authorized shares on a fully diluted basis (the “excess warrants”).  Until such time that the certificate of incorporation was amended, the Company had classified these excess warrants as liabilities in the condensed consolidated balance sheets, at fair value as calculated using a Black-Scholes model, and recorded a corresponding loss, each quarter end from changes in the fair value of warrants issued in excess of authorized shares in the condensed consolidated statement of operations.  On May 2, 2007, shareholders approved the amendment to the Company’s articles of incorporation (and the Company so filed its amendment to its articles of incorporation) to increase its authorized shares to 200,000,000 and reclassified the warrant liability to additional paid in capital at its then fair value, or $26.6 million.

12.    Preferred Stock – Series B

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

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," specifies that instruments within its scope embody obligations of the issuer and that the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a "freestanding financial instrument" as a financial instrument that (1) is entered into separately and apart from any of the entity's other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. Accordingly, the Company has classified the Vyteris Holdings Series B convertible redeemable preferred stock as liabilities in the accompanying condensed consolidated balance sheets.  The Company accrued cumulative dividends in arrears on Vyteris’s Series B convertible redeemable preferred stock by recognizing $0.2 million, for each of the three months ended September 30, 2007 and 2006, and $0.5 million for each of the nine months ended September 30, 2007 and 2006, of interest expense to related parties in the accompanying condensed consolidated statement of operations and increasing the redemption value of the Vyteris’s Series B convertible redeemable preferred stock.

With respect to the distribution of assets, Vyteris’s Series B convertible redeemable preferred stock ranks senior to the Company’s common stock. Each share of Vyteris’s Series B convertible redeemable preferred stock is convertible at any time, at the option of the holder, into common stock at a price per share at $3.58 and pursuant to an agreement with STSG, dated as of August 2007, Vyteris’ articles of incorporation are to be amended as soon as practicable to reduce such conversion price to $1.50 per share. The holders of Vyteris’s Series B convertible redeemable preferred stock (and the holders of any other series of preferred stock with similar voting rights as the Vyteris’s Series B convertible redeemable preferred stock) vote together with the holders of shares of common stock as a single class in all matters to be voted on by shareholders of the Company, except that the vote or consent of the holders of a majority of the shares of Vyteris’s Series B convertible redeemable preferred stock is necessary to authorize or issue an equity security having any preference over or being on a parity with the Vyteris’s Series B convertible redeemable preferred stock with respect to dividend or liquidation preference; increase the number of authorized shares of Vyteris’s Series B convertible redeemable preferred stock; or amend, alter or repeal any provision of the Company’s Certificate of Incorporation, Certificate of Designations or By-laws, if such action would alter, in any material respect, the rights of the Vyteris’s Series B convertible redeemable preferred stock. Mandatory redemption commenced on March 1, 2006, the first anniversary date of the first commercial sale of LidoSite and continues for one year thereafter, the Company is required to redeem (on a quarterly basis) an amount of Vyteris’ Series B convertible redeemable preferred stock equal to 5% of the gross profits derived from the sale of LidoSite. During the following years, the Company is required to redeem (on a quarterly basis) an amount of Vyteris’s Series B convertible redeemable preferred stock equal to 10% of the gross profits derived from the sale of LidoSite. No such redemptions have been required to date.

In August 2007, the Company, as a part of the “restructuring” set forth in the agreement with STSG and its affiliates (collectively referred to in this paragraph as “STSG”) as described in Note 20, agreed to reduce the conversion price of the Series B convertible redeemable preferred stock from $3.58 per share to $1.50 per share.  This agreement was in consideration of STSG deferring mandatory redemption from March 1, 2006 to June 1, 2009.  Since the Company accounted for the Series B convertible redeemable preferred stock as “mezzanine debt” pursuant to Accounting Series Release No. 268, the Company concluded that an evaluation of the amended terms should be performed pursuant to EITF 06-6.  In accordance with this evaluation, the Company concluded that the incremental feature (decrease in conversion price from $3.58 per share to $1.50 per share) resulted in a “substantial difference” as defined in EITF 06-6, and accordingly recorded a non-cash charge directly to the condensed consolidated statement of operations of $3.7 million.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

13.    Related Party Transactions

In addition to the secured demand promissory notes described in Note 5, interest payable and accrued expenses due to a related party in Note 7, the 2006 Debt Financings described in Note 9, the private placements of common stock and warrants described in Note 10, and the lease agreement in Note 16, the Company had the following related party transactions:

•
At September 30, 2007 and December 31, 2006, approximately $61,000 is included in accrued expenses in the accompanying condensed consolidated balance sheets for amounts owed to STSG and STVI for certain expenses paid on behalf of the Company.

•
During December 2001, $10,000 of STSG’s funds was deposited in the Company’s bank account in error by the Company’s bank. Therefore, at September 30, 2007 and December 31, 2006, $10,000 is included in accrued expenses in the accompanying condensed consolidated balance sheets.

•
On April 26, 2005, the Company announced the appointment of Russell O. Potts, Ph.D. to its Board of Directors.  Dr. Potts has served the Company as a consultant in drug delivery, glucose monitoring and medical devices since April 2003.  The Company paid Dr. Potts approximately $0.08 million and $0.06 million for consulting services and out of pocket expenses in the nine months ended September 30, 2007 and 2006, respectively.

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

Options granted under the 2005 Stock Option Plan vest as determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”) and terminate after the earliest of the following events: expiration of the option as provided in the option agreement, termination of the employee, or ten years from the date of grant (five years from the date of grant for incentive options granted to an employee who owns more than 10% of the total combined voting power of all classes of the Company stock at the date of grant).  Granted stock options are immediately exercisable into restricted shares of common stock, which vest in accordance with the original terms of the related options. If an optionee’s status as an employee or consultant changes due to termination, the Company has the right, but not the obligation, to purchase from the optionee all unvested shares at the original option exercise price. Prior to the adoption of SFAS No. 123R, the vesting period of a stock option was 33% per annum over a three-year period.  Subsequent to the adoption of SFAS No. 123R, the vesting period of stock options are either performance based or contain vesting periods of two years or less.  The Company recognizes compensation expense ratably over the requisite service period.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

2005 Outside Director Stock Incentive Plan Option Plan

In November 2005, the Company’s Board of Directors approved the adoption of the Outside Director Stock Incentive Plan (the “Directors’ Incentive Plan”).  The purpose of the Directors’ Incentive Plan is to attract qualified candidates to accept positions of responsibility as outside directors with the Company.  The Company has reserved an aggregate of 500,000 common shares for issuance pursuant to the Directors’ Incentive Plan.  Under the Directors’ Incentive Plan each director who is not and has not been an employee of the Company for a period of twelve months prior to appointment as a director (an “Outside Director”) is entitled to receive a stock award equal to $1,500 in value for each qualified meeting, as defined in the Directors’ Incentive Plan, attended.  The stock award is payable in stock, or in a combination of stock and cash with the cash component capped at a maximum of 40% of the value of the stock award. In addition, each Outside Director shall receive an annual option grant to purchase 10,000 shares of the Company’s common stock.  As of September 30, 2007, the Company issued 150,000 options to purchase shares of the Company’s common stock and 77,680 restricted common stock to its Board of Directors under the Directors’ Incentive Plan.

2007 Outside Director Cash Compensation and Stock Incentive Plan

On August 1, 2007, the Company formally adopted its 2007 Outside Director Cash Compensation and Stock Incentive Plan.  The 2007 Plan, which replaced the 2005 Plan, increases the number of authorized shares under the 2007 Plan to 5,000,000 and provides for the following compensation to outside directors:

(i)	Cash: $25,000 annual retainer, $5,000 annually for serving on a Board Committee, $5,000 annually for acting as the Chairman of a Committee, and $15,000 annually for acting as Chairman of the Board.

(ii)
Options with a fair market value strike price and 10 year term:  50,000 initial grant vesting over three years, with 5,000 options vesting per quarter during the first year and 3,750 options vesting for quarter during the second and third years; and 30,000 annual option grant, vesting quarterly over one year, at 7,500 options per quarter.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

Stock option activity for all plans for the nine month period ended September 30, 2007:

	Number of Shares	Exercise Price Per Share		Weighted Average Exercise Price	Intrinsic Value
Outstanding at January 1, 2007	4,220,928	$0.28	– $3.04	$1.97
Granted	6,110,000	0.75	– 2.76	2.50
Exercised	(277,675)	0.28	– 1.91	1.65
Forfeited	(1,157,934)	0.28	– 3.04	2.53
Outstanding at September 30, 2007	8,895,319	0.28	– 3.04	2.27	$2,091,432

Exercisable at September 30, 2007	1,624,749	0.28	– 3.04	$1.98	$657,531

The following table summarizes information about stock options outstanding and exercisable under all plans at September 30, 2007:

	Options Outstanding at September 30, 2007			Options Exercisable at September 30, 2007
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares	Weighted Average Exercise Price
$0.28	30,000	$0.28	8.7	7,500	$0.28
$0.75	350,000	0.75	9.4	110,000	0.75
$1.24	80,000	1.24	9.6	10,000	1.24
$1.31	1,750,000	1.31	3.3	500,000	1.31
$1.43	9,599	1.43	3.5	9,599	1.43
$1.45	40,000	1.45	8.2	15,000	1.45
$1.60	27,500	1.60	8.1	17,498	1.60
$1.91	351,845	1.91	5.4	351,845	1.91
$2.10	840,000	2.10	9.8	-	2.10
$2.72	4,450,000	2.72	9.7	-	2.72
$2.75	120,000	2.75	9.7	30,000	2.75
$2.76	235,000	2.76	9.7	40,000	2.76
$3.04	611,375	3.04	6.6	533,307	3.04
Total	8,895,319	$2.27	8.0	1,624,749	$1.98

The following table summarizes the Company’s unvested stock options under all plans as of September 30, 2007, and changes during the nine months ended September 30, 2007, is presented below:

Unvested Stock Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2007	2,052,466	$0.94
Awards	6,110,000	$2.50
Forfeitures	(268,834)	$1.08
Vestings	(623,062)	$1.57
Unvested at September 30, 2007	7,270,570	$2.10

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

Stock options available for grant under all stock option plans are 10,728,908 shares of common stock at September 30, 2007.  Stock options available for grant under the 2005 Stock Option Plan are 6,038,908 shares of stock, and the Outside Director Stock Incentive Plan covered 4,690,000 shares of stock at September 30, 2007.

The following table sets forth the total stock-based compensation expense resulting from stock options in the Company’s condensed consolidated statements of operations for the three and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Research and development	$105,774	$72,594	$311,349	$219,823
General and administrative	4,180,738	118,287	5,403,563	355,738
Sales and marketing	51,130	1,135	93,429	1,750
Stock-based compensation expense before income taxes	4,337,642	192,016	5,808,341	577,311
Income tax benefit	-	-	-	-
Total stock-based compensation expense after income taxes	$4,337,642	$192,016	$5,808,341	$577,311

The fair value of stock-based awards was estimated using the Black-Scholes model, or in the case of awards with market or performance based conditions, the binomial model with the following weighted-average assumptions for stock options granted in the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted-average:
Expected holding period (years)	2.0	-	4.2	5.0
Risk-free interest rate	4.56%	-	4.80%	4.50%
Dividend yield	0%	-	0%	0%
Volatility	72.6%	-	91.9%	96.2%
Fair value at grant date	$0.88	-	$2.12	$1.24

Forfeiture rate	15.8%	-	13.3%	7.07%

The Company’s computation of expected holding period is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The key factors in the Company’s determination of expected volatility are historical and market-based implied volatility, comparable companies with longer stock trading periods than the Company and industry benchmarks.  Due to the Company’s limited trading history and trading volumes, it used the volatility calculated at the time of the Merger from September 2004 through May 2006, as the utilization of an average volatility would likely have been significantly lower.

On December 19, 2005, the Company entered into an employment agreement with Timothy McIntyre, pursuant to which, commencing on January 1, 2006, Mr. McIntyre began serving as the President and CEO of the Company. In connection with his employment agreement, Mr. McIntyre was granted options covering up to 1,750,000 shares of Company common stock with vesting upon the achievement of several milestones. The milestones contained in this agreement consisted of both market and performance based vesting terms. As of December 31, 2006, 200,000 stock options vested under this employment agreement for which the Company recorded $0.2 million in compensation expense in the consolidated statement of operations for the year ended December 31, 2006. In connection with an amendment to Mr. McIntyre's employment agreement on May 31, 2007, the Board approved a grant of stock options to Mr. McIntyre covering an additional 4,450,000 shares of Company common stock, pursuant to the Company's 2005 Stock Option Plan, with vesting upon the achievement of milestones.  The Board also revised the milestones in Mr. McIntyre's previous stock option grant agreement in connection with the amendment to his employment agreement.  Compensation cost for an award is recognized over the award’s requisite service period.  An analysis of the award’s performance conditions requires the Company to determine the probability of achievement. Compensation cost is fully recognized when vesting actually occurs.  On a quarterly basis, the Company revaluates its initial estimates of the duration of the requisite service period, and re-estimate that period, should the probability of the achievement of one or more conditions change. The unrecognized cost at the date of the change is recognized prospectively over the revised requisite service period, if any.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

On May 31, 2007, the Board of Directors of the Company approved an amendment to the Company's employment agreement with Timothy McIntyre, the President and Chief Executive Officer of the Company. Mr. McIntyre's base salary, effective June 1, 2007, was increased to $0.4 million on an annualized basis, and will further increase to $0.43 million (on an annualized basis) commencing April 1, 2008. Mr. McIntyre received a one-time bonus of $0.025 million on June 1, 2007; and will receive a one-time bonus of $0.075 million upon renewal on April 1, 2008.

In addition to the remaining $0.037 million of his initial signing bonus, which was paid on July 1, 2007, Mr. McIntyre is eligible for a discretionary bonus at the end of 2007, targeted at 25% of his original base salary, based on the achievement of milestones established by the Board. Mr. McIntyre is also entitled to an additional bonus, targeted at 25% of his base salary, based on the achievement of Company revenue milestones. The severance, non-compete and non-solicitation provisions of Mr. McIntyre's employment agreement were not modified.

On August 1, 2007, the Company has entered into an employment agreement with Mr. Cherichella, pursuant to which, he began serving as Chief Financial Officer of the Company.  The employment agreement calls for an initial grant of 750,000 options under the Company’s 2005 Stock Option Plan, which vest upon the occurrence of certain events set forth in the employment agreement, and calls for further grants no less frequently than annually (by March 31st of each calendar year starting in 2008), with the goal of targeting an annual grant of at least 750,000 options. The options shall bear an exercise price equal to market price at the date of grant and become fully vested upon the occurrence of certain events, including, but not limited to, a merger or consolidation or sale of all or substantially all of the assets of the Company.

As of September 30, 2007, $7.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.7 years.

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

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

At September 30, 2007, the minimum lease payments under the non-cancelable operating subleases for office and facility space are as follows:

Operating Lease
Period ended September 30,
2008	$578,767
2009	594,591
2010	631,028
2011	656,298
2012	336,060
Thereafter	924,165
Total minimum lease payments	$3,720,909

Rent expense recorded in the accompanying condensed consolidated statements of operations was approximately $0.1 million for the three months ended September 30, 2007 and 2006 and $0.4 million and $0.3 million for the nine months ended September 30, 2007 and 2006, respectively.

Investment Services Agreements

On September 13, 2006, the Company entered into a finders’ agreement with ICA, pursuant to which ICA agreed to help the Company locate investors outside of the United States.  Pursuant to the finders’ agreement, the Company will pay to ICA a cash fee equal to 10% percent of the gross proceeds raised by ICA. In addition, the Company will issue to ICA warrants to purchase up to 10% percent of the number of units of common stock and warrants sold in connection with the efforts of ICA.  The exercise price of each warrant issued will be equal to the purchase price paid by the investors in the particular private offering for which the warrant is being issued to ICA as compensation.

In addition, on September 13, 2006, the Company entered into an advisory consulting agreement with ICA pursuant to which ICA will provide advice to the Company with respect to investor relations, financing and other strategic decisions.  Pursuant to the advisory consulting agreement, the Company has agreed to pay to ICA an advisory fee of $12,500 per month from September 1, 2006, until August 1, 2007, and $15,000 per month from September 1, 2007, until August 1, 2009.  Furthermore, the Company has issued to ICA (or its affiliates) 7,100,000 shares of its common stock, valued at $0.25 per share which approximates the quoted market value at such date, since ICA assisted the Company in raising $15.0 million in funding.  As of September 30, 2007, ICA has assisted the Company in raising a total of $32.9 million in funding.

Employment Agreements

Appointment of Chief Financial Officer

Effective as of August 1, 2007, the Company appointed Anthony Cherichella as its Chief Financial Officer. The Company has entered into an employment agreement with Mr. Cherichella, the term of the employment agreement is one year and shall be automatically renewed for additional one year periods unless terminated by the Company by written notice at least 90 days prior to the end of any initial or extended term, as applicable. The employment agreement calls for a base salary of $0.3 million for the first year and shall be reviewed by the Board on each anniversary of the date of this Agreement and may be increased to such rate as the Board may determine. Mr. Cherichella will also be eligible to receive a cash bonus of up to 40% of the base salary, with one half of such bonus for the first year being based on successful achievement of certain milestone objectives described in the employment agreement, and the second half of the bonus for the first year and all of the bonus for years thereafter being based upon successfully achieving certain stated objectives, all as determined by the Company’s Chief Executive Officer and the Board’s Compensation Committee. The employment agreement calls for an initial grant of 750,000 options under the Company’s 2005 Stock Option Plan, which vest upon the occurrence of certain events set forth in the employment agreement, and calls for further grants no less frequently than annually (by March 31st of each calendar year starting in 2008), with the goal of targeting an annual grant of at least 750,000 options. The options shall bear an exercise price equal to market price at the date of grant and become fully vested upon the occurrence of certain events, including, but not limited to, a merger or consolidation or sale of all or substantially all of the assets of the Company.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
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

Consulting Agreements with Wolverine and Viking Investment Group

On July 25, 2007, the Company entered into a consulting agreement (the “Wolverine Agreement”) with Wolverine with respect to consulting services and strategic relationships for both the capital and pharmaceutical industries. The Wolverine Agreement has a one year term. The fees under the Wolverine Agreement are: $0.5 million (paid in July 2007) and warrants to purchase up to 5,250,000 of Company common stock, all of which carry a five year term and an exercise price of $1.50 per share. The warrants carry standard cashless exercise provisions and contain a provision which prohibits exercise if at any time Wolverine and its affiliates beneficially own more than 9.9% of the Company’s common stock. During 2007 and 2006, Wolverine has also acted as an advisor for the Company with respect to various common stock private placements. The Company has made payments (in cash or Company's securities) to financial advisors in the past, including ICA, Wolverine, and certain other finders all of whom may have business and other relationships with one another.

On July 26, 2007, the Company entered into a consulting agreement (the “VIG Agreement”) with Viking Investment Group II Inc. (“VIG”) to provide certain financial consulting services to the Company. The VIG Agreement has a one year term. The fees under the VIG Agreement are: $0.5 million (paid in July 2007) and warrants to purchase up to 5,250,000 shares of Company common stock, all of which carry a five year term and an exercise price of $1.50 per share. The warrants carry standard cashless exercise provisions and contain a provision which prohibits exercise if at any time VIG and its affiliates beneficially own more than 9.9% of the Company’s common stock.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

Management estimated that the fair value of the 10,500,000 warrants collectively issued to Wolverine and VIG was approximately $17.1 million, using the Black-Scholes option-pricing model with the following weighted average assumptions; 4.80% risk-free interest rate, 5.0 years expected holding period and 99.9% expected volatility. The Company recorded the full fair value of these warrants in the condensed statement of operations as a current expense because (i) the warrants vest immediately, (ii) the warrants do not constitute a payment for current consulting services, (iii) the warrants are not subject to forfeiture, and (iv) substantial performance under the consulting agreements has been completed.

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

On August 16, 2007, in consideration for assistance in structuring a possible debt PIPE  financing, the Company granted Sam Del Presto a warrant to purchase up to 200,000 shares of the Company’s common stock, at an exercise price of $1.90 per share, with a warrant term of 5 years.  Management estimated that the fair value of the 200,000 warrants issued was approximately $0.3 million, using the Black-Scholes option-pricing model with the following weighted average assumptions; 4.26% risk-free interest rate, 5.0 years expected holding period and 99.1% expected volatility.  The fair value of these warrants is included in interest expense in the accompanying condensed consolidated statements of operations.

17.    Loss Per Share

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(39,596,076)	$(4,242,888)	$(61,610,110)	$(12,179,884)
Denominator:
Weighted average shares	86,149,002	19,295,319	84,019,707	19,294,763
Basic and diluted net loss per share	$(0.46)	$(0.22)	$(0.73)	$(0.63)

The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period.

	As of September 30,
	2007	2006
Convertible preferred stock	5,000,000	1,047,500
Convertible debt	7,377,700	7,472,475
Warrants	57,973,805	9,118,542
Options	8,895,319	4,281,728
Total	79,246,824	21,920,245

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

As of September 30, 2007, the following warrants were outstanding:

Number of shares	Exercise Price	Expiration Date
20,950	$ 9.55	2010(1)
1,138,990	$ 4.47	2009(1)
52,083	$ 2.88	2013(3)
1,780,226	$ 2.39	2009(1)
3,565,316	$ 1.09	2009(3)
946,926	$ 1.09	2009(3)
4,567,893	$0.77 – 1.50	2011(3)
3,307,045	$ 0.77	2014(3)
1,916,430	$ 0.75	2011(3)
197,120	$ 0.75	2012(4)
9,500,000	$ 0.45	2008(3)
2,000,000	$ 0.45	2008(3)
950,000	$ 0.45	2011(3)
200,000	$ 0.45	2011(3)
3,601,993	$ 0.25	2012(2)
1,900,000	$ 0.25	2011(3)
400,000	$ 0.25	2011(3)
312,500	$1.25 – 1.90	2011(5)
1,000,000	$ 1.50	2012(6)
9,196,666	$ 1.50	2009(3)
919,667	$ 1.50	2012(3)
10,500,000	$ 1.50	2012(5)
57,973,805

(1)  These warrants were issued in 2004.
(2)  These warrants were issued in 2005, see Note 8.
(3)  These warrants were issued in 2007, 2006 and 2005 see Note 9.
(4)  These warrants were issued in 2007, see Note 5.
(5)  These warrants were issued in 2007, see Note 16.
(6)  These warrants were issued in 2007, see Note 5.

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

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

In September 2007, the audit of LVT’s financial statements was completed.  The Company is currently proceeding with due diligence of LVT’s financial statements in order to make a determination as to whether to proceed with a Transaction.  As of November 2, 2007, LVT may pursue other potential acquirors under the terms of the Letter of Intent.

19.    Product Marketing Agreement

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

The Agreement excludes specific specialties: American Medical Association listed dermatologists, rheumatologists, oncologists and orthopedic surgeons, ambulatory care centers and in-patient hospital segments. Also, under the Agreement, the Company retains the right to conduct the Company’s own sales and marketing activity with regard to the LidoSite product for the specialties and scenarios not covered by the Agreement and for geographic areas not covered by the Agreement.  However, there is an option to expand the exclusivity to the patient service center market, pursuant to applicable regulations.

The Agreement calls for certain estimated market pricing for the product as well as for a set sales effort fee reimbursement to LabCorp for each physician office which agrees to participate in Phase I.  Distribution shall be handled by a third party distributor, and the product is Vyteris branded in Phase I.  The Company launched its LabCorp project in the third quarter of 2007.  There are also specified metrics for methodology to identify and collect the quantitative data needed to fully evaluate the use and acceptance of the product by the Phase I market evaluation sites, to determine whether to continue to Phase II.

20.    STSG Debt Modification

In August 2007, the Company entered into an agreement with STSG and its affiliates (collectively, in this footnote, “STSG”) to amend the Working Capital Facility described in Note 5 and the January 2006 Promissory Note and  2006 Promissory Note described in Note 9 (collectively referred to as the “Referenced Debt.” Significant aspects of the agreement related to the Referenced Debt are as follows:

(i)
STSG agreed to waive all previous defaults on the Referenced Debt, cease requirement of payment of monthly warrant issuances as of May 31, 2007, and extend the maturity date of the Working Capital Facility to June 1, 2009;

(ii)
the Company agreed to issue warrants to STSG to purchase a total of 1,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share, each with a term of five (5) years from the date of issuance;

(iii)	the Company and STSG agreed to revise the interest rate on the 11.5% Secured Promissory Notes to a revised rate of 9% per annum, commencing June 1, 2007;

(iv)	the conversion price on all Referenced Debt into the Company’s common stock was reduced to $1.50 per share; and

(v)	the Company agreed to revise the exercise price on 949,071 warrants previously issued by STSG to $1.50 per share.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

The Company performed an evaluation of the amendment pursuant to EITF No. 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” (“EITF No. 96-19”), in an effort to determine whether debt extinguishment accounting should be applied pursuant to that pronouncement.  The Company determined that the change in the present value of cash flows resulting from the amendments to the Referenced Debt and the outstanding debt immediately prior to the amendment were not substantially different (as defined in the pronouncement), so debt extinguishment accounting would be required to also be evaluated pursuant to EITF No. 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (EITF No. 06-6). Accordingly, the Company performed a separate evaluation pursuant to EITF No. 06-6 to determine the significance of revised debt discounts resulting from the amendments to the terms of the Referenced Debt.

In connection with the Company’s evaluation of the revised debt discounts resulting from the significant aspects of the amendments to the terms of the Referenced Debt under EITF No. 06-6, the Company considered the ramifications of EITF No 98-5 and EITF No. 00-27, whereby the Company determined the relative fair values of the additional 1,000,000 warrants issued in connection with the amendments to the terms of the Referenced Debt, the conversion feature related to the debt and accrued interest in connection therewith, and the incremental value resulting from the change in the exercise price of the 949,071 warrants referenced above. After determining the incremental effect of the debt discount related to these terms, the Company concluded that when compared to the value of the debt immediately prior to the agreement, the relative fair value of these terms represented a “substantial difference” as defined in EITF 06-6.  Accordingly, the Company concluded that debt extinguishment accounting should apply and recorded an immediate non-cash charge of $6.7 million directly to its condensed consolidated statement of operations, representing the incremental “fair value” of instruments issued.

21.    Subsequent Event

On November 7, 2007, the Board of Directors of the Company confirmed approval of implementation of the following corporate governance charters and codes, which are deemed to be immediately effective: (i) Board of Directors Charter; (ii) Code of Employee Conduct; (iii) Code of Ethics and (iv) revised Insider Trading Policy.  The Board is also reviewing and in the final stages of implementing revised Committee Charters as part of the Sarbanes Oxley – internal controls implementation process, which will be effective no later than December 31, 2007.

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

Liquidity

On September 30, 2007 our cash position was $6.2 million, and we had working capital of $0.4 million. In 2007, the Company raised a total of $22.9 million pursuant to which the Company issued to investors a total of 12,110,667 shares of common stock at $0.75 per share and 9,196,666 shares at $1.50 per share (the “2007 Financings”).  Net proceeds were $20.5 million, with finder’s fees and other legal costs of $2.4 million recorded as a reduction of equity as a cost of the transaction.  We also borrowed $0.4 million from STSG in the first quarter of 2007 pursuant to a senior secured promissory note and received $0.5 million in proceeds from the exercise of stock options.  There were no additional equity raises or funds borrowed during the nine months of 2007.

Additional funding, above the $22.9 million raised through September 30, 2007, may not be available on favorable terms or at all. Failure to obtain such financing will require management to substantially curtail operations, which will result in a material adverse effect on our financial position and results of operations.  In the event that we do raise additional capital through a borrowing, the covenants associated with existing debt instruments may impose substantial impediments on us.

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

Business Model

Our commercialization strategy is to focus on near-term and future market opportunities utilizing FDA-approved and marketed drugs with our proprietary delivery technology, using our own brands and by partnering with major pharmaceutical companies on other opportunities. By pursuing this strategy, our plan is to develop and commercialize new products that can reach market faster than the traditional development of new chemical entities, so as to have a higher probability of commercial success.  During the first quarter of 2007, we focused our resources on implementation of our business model and had no manufacturing or sales activity.  We continued these efforts through the second quarter, and based upon the agreement reached with LabCorp during the second quarter, recommenced manufacturing activities and plan to recommence sales activities in the third quarter of 2007 in an effort to begin commercialization of our products.  The official product launch occurred in August 2007, and we received our first orders in that month.  As is not atypical with new pharmaceutical products, the sales ramp up is taking longer than anticipated with higher than anticipated start up costs.  While it is too premature to predict the volume of LidoSite sales, the product launch is the initial mass introduction of the LidoSite product into the market, and we are hopeful that these concerted marketing efforts will lead to significant sales volumes in the fourth quarter of 2007 and first quarter of 2008.

During July 2007, we undertook the first steps in our project to commercially launch the LidoSite product.  The efforts have been highlighted by formation of a joint Vyteris – LabCorp team to initiate sales and marketing activities, under the agreement with LabCorp.  In addition, we hired our own internal sales and marketing team and a senior vice president for sales and marketing. In addition to spearheading the marketing activities for those markets not covered by the agreement with LabCorp, the team is the core of the Vyteris group working with LabCorp to prepare for the launch of LidoSite into the physician office market.

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

Insurance Reimbursement

Our efforts to make LidoSite reimbursable by insurers has yielded preliminary indications that it will be reimbursable based on available evidence from the Technology Evaulation Center (TEC) of the  Blue Cross and Blue Shield Association which found sufficient evidence to permit conclusions that the effect of iontophoretic drug delivery on health outcomes in patients requiring administration of local anesthetic prior to skin puncture or dermal procedures meets their criteria, a key to insurance reimbursement.  Blue Cross of Idaho, Blue Cross of California, and UniCare have each made determinations that iontophoresis may be considered medically necessary to administer local anesthesia prior to a venipuncture or dematologic procedure. These actions may aid in the broader adoption of LidoSite and support our ongoing marketing and communications efforts in support of it.

Migraine

The second key area where we are pursuing to market our own brand is the treatment of migraines.  This may be a highly attractive market segment, estimated at over $3 billion per year, where major market leaders face imminent patent expirations. By focusing on these expiring drugs, we believe we can achieve more rapid commercialization by offering potential partners expanded patent protection through use of our active transdermal patch delivery platform and provide a low-cost point of entry for us into this market.

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

We expect to conduct clinical trials of our proprietary transdermal system for the delivery of NSAIDs in 2008.

Infertility Product

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

The principal terms of our development and marketing agreement and a supply agreement with Ferring is as follows:

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

•
Ferring is responsible for the conduct of, and cost of, clinical trials. Clinical trials include experimental testing of the product on humans in a clinical environment according to FDA guidelines to demonstrate safety and efficacy and ultimately gain FDA approval. This includes all activities associated with design of the experimental trials, selecting the test centers, personnel costs associated with carrying out the trials, acquisition and analysis of data from the trials, and presentation or publication of the data in a format suitable for submission to the FDA; and

•
Ferring is obligated to pay up to $9.0 million on the occurrence of certain events during the term of the agreements. Through September 30, 2007, Ferring has made $0.5 million of such milestone payments to us,  and we cannot gauge what if any of the rest of the payments we will receive.

On June 2, 2005, Ferring submitted an investigational new drug (“IND”) application to the FDA in preparation for the initiation of clinical trials on a new transdermal product to treat female infertility.  Clearance from the FDA was received on July 2, 2005 and Ferring initiated clinical studies on July 18, 2005.  Upon Ferring’s submission of the IND to the FDA, we received a $0.3 million milestone payment from Ferring, which revenue recognition was deferred and will be recognized over the life of the development and marketing agreement. Total revenue recognized from the Ferring agreement was approximately $0.7 million and $0.6 for the three months ended September 30, 2007 and 2006, respectively, and $2.4 million and $1.5 million for the nine months ended September 30, 2007 and 2006 respectively.

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

Allowance for Excess and Obsolete Inventory.

We assess the valuation of our inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory. The key factors in our inventory review process are our forecasts provided by our contract sales organization, our historical experience for raw materials and fabricated patch product meeting our specification acceptance criteria.  The failure to meet specifications renders raw materials unusable in our patch fabrication process and for fabricated patches renders such patches not available for sale.  If future sales are less than currently projected by management, additional inventory allowances for excess or obsolete inventory may be required.  Increases in the allowance for excess and obsolete inventory result in a corresponding expense to cost of sales.

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

Consolidated Results of Operations

The following table sets forth the percentage increases or (decreases) in certain line items on our condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and September 30, 2006

	Three months ended September 30, 2007 Versus September 30, 2006	Nine months ended September 30, 2007 Versus September 30, 2006
Revenues	30.2%	48.8%
Cost of Sales	100.0%	(56.2%)
Research and development expense	23.0%	16.6%
General and administrative expense	371.8%	167.6%
Sales and Marketing	817.7%	772.0%
Non-cash warrant expense-financial consultants	100.0%	100.0%
Registration rights penalty	-	-
Interest expense, net	(34.9)%	14.6%
Net loss	833.2%	405.8%

Comparison of the Three Month Periods Ended September 30, 2007 and 2006

Revenues

Revenues were $0.8 million for the three months ended September 30, 2007, compared to $0.6 million for the comparable period in 2006, an increase of 30.2% or $0.2 million. Our revenues for the three-month period ended September 30, 2007 were primarily derived from reimbursement of product development costs with Ferring. Revenues in the comparable period in the prior year were principally comprised of $0.6 million under the same development and marketing agreement.

Revenues from the development and marketing agreement with Ferring were $0.7 million for the three months ended September 30, 2007, compared to $0.6 million for the comparable period in 2006, an increase of 29.1% or $0.1 million. This increase is primarily attributable to additional research and development resources dedicated to this agreement.  Due to the accelerated pace of the development costs during the first half of 2007 as opposed to during the first nine months of 2006, we anticipate that our revenue for the three months ended December 31, 2007 will be lower than that for the comparable period in 2006.

We had minimal product sales under the B. Braun Agreement during the three months ended September 30, 2006 and none for the three months ended September 30, 2007. We expect minimal product sales revenues, if any, for the coming quarter from product sales under the B. Braun Agreement.

Although it is premature to predict the actual success of our product launch, the market acceptance of the product and level of sales has been lower than anticipated.  We have devoted substantial resources to the introduction of LidoSite to the market and will continue to do so through the fourth quarter.

Cost of Sales

There was cost of sales for the three months ended September 30, 2007 of $0.1 million, compared to no cost of sales for the comparable period in 2006.  The key factors in our inventory review process are the contractual terms with B. Braun, the anticipated demand for the product and the historical rates for raw materials and fabricated patch product meeting specification acceptance criteria.  In the third quarter of 2007, we increased our allowance by $0.1 million for fabricated patch product not meeting specification acceptance criteria.  Based upon the agreement reached with LabCorp, we recommenced manufacturing activities in an effort to begin commercialization of our LidoSite product in the third quarter of 2007.

Research and Development Expenses

Research and development expenses were $2.5 million for the three months ended September 30, 2007, compared to $2.0 million for the comparable period in 2006, an increase of 23.0% or $0.5 million. Research and development expenses primarily consist of product development activities in connection with the development and marketing agreement with Ferring. Research and development expenses in the three-month period ended September 30, 2006 included redeployment of existing resources into research and development functions as a result of the temporary suspension of the manufacturing process. Research and development expenses for the three months ended September 30, 2007 and 2006, also include a non-cash charge of $0.1 million relating to the adoption of SFAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense.

General and Administrative Expenses

General and administrative expenses totaled $6.8 million for the three months ended September 30, 2007, compared to $1.4 million for the comparable period in 2006, an increase of 371.8% or $5.4 million. The primary reason for the increase is due to the adoption of SFAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense.  General and administrative expenses for the three months ended September 30, 2007 and 2006 includes a non-cash charge of $4.2 million and $0.1 million, respectively related to the adoption of SFAS 123R.  Additionally, we have increased spending on general and administrative activities in the third quarter of 2007 to make our products market ready in order to get ready for arrangements with large pharmaceutical companies that will sell directly to office-based physicians.

Sales and Marketing

Sales and marketing expenses were $2.8 million for the three months ended September 30, 2007, compared to $0.3 million for the three months ended September 30, 2006, an increase of 817.7%.  The increase in sales and marketing expenses is due to the launch of the LidoSite product in the third quarter of 2007 and includes substantial sales and marketing expenses, in the areas of contract sales force, call centers, insurance reimbursement specialists, sales and marketing materials (hard copy and electronic) and public relations activities.  In the third quarter of 2007, we incurred approximately $2.4 million of expenses initiating our own internal sales and marketing team, hiring a senior vice president for institutional sales and marketing materials for our third quarter product launch. Sales and marketing expenses for the three months ended September 30, 2007 and 2006, also include a non-cash charge of $0.05 million and $0.01 million relating, respectively, to the adoption of SFAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense.

Non-cash warrant expense – financial consultants

The non-cash warrant expense – financial consultants totaled $17.1 million for the three months ended September 30, 2007 compared to $0.0 in the comparable period in 2006.  The Company entered into various financial consulting agreements, whereby 10,500,000 warrants were collectively issued to consultants to purchase stock, all of which carry a five year term and an exercise price of $1.50 per share.  Management expensed the estimated fair value of the 10,500,000 warrants, $17.1 million, using the Black-Scholes option-pricing model.

Registration Rights Penalty

The registration rights penalty for failure to register common stock issued totaled $0.1 million for each of the three months ended September 30, 2007 and 2006. In connection with our private placement transactions in September 2004, we filed a registration statement with the SEC relating to the resale of shares of our common stock.  Since the SEC did not declare that registration statement effective by February 25, 2005, we are obligated to pay a registration rights penalty to certain stockholders. The registration statement was declared effective on May 12, 2005, resulting in a cumulative obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition and ability to remain in business. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable.

Interest (Income) Expense, Net

Interest (income) expense, net, was $0.7 million in the three-month period ended September 30, 2007, compared to $1.0 million in the comparable period in the prior year, a decrease of 34.9%, or $0.3 million. This decrease is principally attributable to lack of interest expense to related parties for the value of warrants issued for the Working Capital Facility extension in the third quarter of 2007.  Third party interest expense totaled $0.3 million in the three-month period ended September 30, 2007 as compared to $0.6 million for the comparable period in 2006.  Interest expense to related parties totaled $0.4 million in the three-month periods ended September 30, 2007 and 2006.  Interest income, included in interest expense, net, was $0.09 million for the three month period ended September 30, 2007 compared to $0.02 million for the three month period ended September 30, 2006.

During three-month periods ended September 30, 2007 and 2006, interest expense consisted of the following:

	Three Months Ended September 30,
	2007	2006
Non-cash interest expense:
Amortization of warrants issued with debt	$1,779	$259,470
Offering costs amortization	-	122,842
Warrants issued for Working Capital Facility extension	65,550	67,100
Beneficial conversion feature	58,313	-
Warrants issued for financial consultants	276,000	-
Total non-cash interest expense	401,642	449,412

Coupon and other interest	218,857	470,160
Interest on Series B convertible redeemable preferred stock	150,000	150,000
Total interest expense	$770,499	$1,069,572

Non-cash debt extinguishment

In August 2007, we entered into an agreement with STSG and its affiliates to amend the Working Capital Facility, the January 2006 Promissory Note and the 2006 Promissory Notes (the “Referenced Debt”).  We performed an evaluation of the amendment whereby we determined the relative fair values of the additional warrants issued in connection with the amendments to the terms of the Referenced Debt, the conversion feature related to the debt and accrued interest in connection therewith, and the incremental value resulting from the change in the exercise price of previously issued warrants. After determining the incremental effect of the debt discount related to these terms, we concluded that debt extinguishment accounting should apply and recorded an immediate non-cash charge of $6.7 million directly to our condensed consolidated statement of operations in the three months ended September 30, 2007 representing the incremental fair value of the instruments issued.

Non-cash modification of redeemable preferred stock terms

In August 2007, we agreed to reduce the conversion price of the Series B convertible redeemable preferred stock from $3.58 per share to $1.50 per share owned by STSG and its affiliates.  This agreement was in consideration of STSG deferring mandatory redemption from March 1, 2006 to June 1, 2009.  Since we accounted for the Series B convertible redeemable preferred stock as “mezzanine debt,” we concluded that an evaluation of the amended terms should be performed pursuant to EITF No. 06-6.  In accordance with this evaluation, we concluded the amendment resulted in a substantial difference as defined in EITF No. 06-6, and accordingly recorded a non-cash charge of $3.7 million to the condensed consolidated statement of operations in three months ended September 30, 2007.

Comparison of the Nine Month Periods Ended September 30, 2007 and 2006

Revenues

Revenues were $2.6 million for the nine months ended September 30, 2007, compared to $1.7 million for the comparable period in 2006, an increase of 48.8% or $0.9 million. Our revenues for the nine-month period ended September 30, 2007 were primarily derived from reimbursement of product development costs. Revenues in the comparable period in the prior year were principally comprised of $1.5 million under the development and marketing agreement with Ferring and $0.1 million in research feasibility studies and product and demonstration unit sales to B. Braun.

Revenues from the development and marketing agreement with Ferring were $2.4 million for the first nine months in 2007, compared to $1.5 million for the comparable period in 2006, an increase of 58.5% or $0.9  million. This increase is primarily attributable to additional research and development resources dedicated to this agreement during the first nine months of 2007

We had minimal product sales under the B. Braun Agreement during the nine months ended September 30, 2006 and none for the nine months ended September 30, 2007. We expect minimal product sales revenues, if any, for the coming quarter from product sales under the B. Braun Agreement.

Although it is premature to predict the actual success, the market acceptance of the product and level of sales has been lower than anticipated.  We have devoted substantial resources to introduction of LidoSite to the market and will continue to do so through the fourth quarter.

Cost of Sales

There were cost of sales for the nine months ended September 30, 2007 of 0.1 million, compared to $0.2 million for the comparable period in 2006.  During the nine-month period ended September 30, 2006, cost of sales consisted of an increase in our valuation allowance for excess and obsolete inventory. The key factors in our inventory review process are the contractual terms with B. Braun, the anticipated demand for the product and the historical rates for raw materials and fabricated patch product meeting specification acceptance criteria.  In the third quarter of 2007, we increased our allowance by $0.1 million for fabricated patch product not meeting specification acceptance criteria.  We did not manufacture our LidoSite product during the nine-month periods ended September 30, 2006 as we had enough products in inventory to satisfy anticipated demand through the first quarter of 2007.  Based upon the agreement reached with LabCorp during the second quarter of 2007, we recommenced manufacturing activities in an effort to begin commercialization of our LidoSite product, which accounts for the 2007 costs of sales.

Research and Development Expenses

Research and development expenses were $6.7 million for the nine months ended September 30, 2007, compared to $5.7 million for the comparable period in 2006, an increase of 16.6% or $1.0 million. Research and development expenses primarily consist of product development activities in connection with the development and marketing agreement with Ferring. During the first nine months of 2007 we allocated additional research and development resources dedicated to this agreement. Research and development expenses in the nine-month period ended September 30, 2006 included expenses incurred for a research feasibility study for a pharmaceutical company and additional resources required with the temporary suspension of the manufacturing process. Research and development expenses for the nine months ended September 30, 2007 and 2006, also include a non-cash charge of $0.3 million and $0.2 million, respectively, relating to the adoption of SFAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense.

General and Administrative Expenses

General and administrative expenses totaled $11.3 million for the nine months ended September 30, 2007, compared to $4.2 million for the comparable period in 2006, an increase of 167.6% or $7.1 million.  The primary reason for the increase is due to the adoption of SFAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense.  General and administrative expenses for the three months ended September 30, 2007 and 2006 includes a non-cash charge of $5.4 million and $0.4million, respectively related to the adoption of SFAS 123R. Additionally, we have increased spending on general and administrative activities in the first nine months of 2007 to make our products market ready in order to get ready for arrangements with large pharmaceutical companies that will sell directly to office-based physicians.

Sales and Marketing

Sales and marketing expenses were $4.6 million for the nine months ended September 30, 2007, compared to $0.5 million for the nine months ended September 30, 2006, an increase of 772.0.% or $4.1 million. The increase in sales and marketing expenses is due to the launch of the LidoSite product in the third quarter of 2007 and includes substantial sales and marketing expenses in the areas of contract sales force, call centers, insurance reimbursement specialists, sales and marketing materials (hard copy and electronic) and public relations activities.  In the third quarter of 2007, we incurred approximately $4.0 million of expenses initiating our own internal sales and marketing team, hiring a senior vice president for institutional sales and marketing materials for our third quarter product launch. Sales and marketing expenses for the nine months ended September 30, 2007 and 2006, also include a non-cash charge of $0.1 million and $0.01 relating, respectively, to the adoption of SFAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense.

Non-cash warrant expense – financial consultants

The non-cash warrant expense – financial consultants totaled $17.1 million for the nine months ended September 30, 2007 compared to $0.0 in the comparable period in 2006.  The Company entered into various financial consulting agreements, whereby 10,500,000 warrants were collectively issued to consultants to purchase stock, all of which carry a five year term and an exercise price of $1.50 per share.  Management expensed the estimated fair value of the 10,500,000 warrants, $17.1 million, using the Black-Scholes option-pricing model.

Registration Rights Penalty

The registration rights penalty for failure to register common stock issued totaled $0.2 million for each of the nine months ended September 30, 2007 and 2006. In connection with our private placement transactions in September 2004, we filed a registration statement with the SEC relating to the resale of shares of our common stock.  Since the SEC did not declare that registration statement effective by February 25, 2005, we are obligated to pay a registration rights penalty to certain stockholders. The registration statement was declared effective on May 12, 2005, resulting in a cumulative obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition and ability to remain in business. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. Accordingly, we have accrued interest expense of approximately $0.2 million on the total liquidated damages for the nine-month period ended September 30, 2007 and 2006 in the condensed consolidated statements of operations.

Interest (Income) Expense, Net

Interest (income) expense, net, was $3.4 million in the nine-month period ended September 30, 2007, compared to $3.0 million in the comparable period in the prior year, an increase of 14.6%, or $0.4 million. This increase is principally attributable to the increase of interest expense to related parties for the warrants issued for the Working Capital Facility extension.  Interest expense to related parties totaled $1.8 million in the nine-month period ended September 30, 2007 as compared to $1.2 million for the comparable period in 2006.  Interest income, included in interest expense, net, was $0.2 million for the nine month period ended September 30, 2007 and $0.1 million for the nine month period ended September 30, 2006.

During nine-month periods ended September 30, 2007 and 2006, interest expense consisted of the following:

	Nine Months Ended September 30,
	2007	2006
Non-cash interest expense:
Amortization of warrants issued with debt	$766,112	$778,413
Offering costs amortization	11,404	362,011
Warrants issued for Working Capital Facility extension	823,212	371,800
Beneficial conversion feature	172,355	-
Warrants issued for financial consultants	596,626	-
Total non-cash interest expense	2,369,709	1,512,224

Coupon and other interest	766,258	1,086,396
Interest on Series B convertible redeemable preferred stock	450,000	450,000
Total interest expense	$3,585,967	$3,048,620

Non-cash debt extinguishment

In August 2007, we entered into an agreement with STSG and its affiliates to amend the Working Capital Facility, the January 2006 Promissory Note and the 2006 Promissory Notes (the “Referenced Debt”).  We performed an evaluation of the amendment whereby we determined the relative fair values of the additional warrants issued in connection with the amendments to the terms of the Referenced Debt, the conversion feature related to the debt and accrued interest in connection therewith, and the incremental value resulting from the change in the exercise price of previously issued warrants. After determining the incremental effect of the debt discount related to these terms, we concluded that debt extinguishment accounting should apply and recorded an immediate non-cash charge of $6.7 million directly to our condensed consolidated statement of operations in the nine months ended September 30, 2007 representing the incremental fair value of the instruments issued.

Non-cash modification of redeemable preferred stock terms

In August 2007, we agreed to reduce the conversion price of the Series B convertible redeemable preferred stock from $3.58 per share to $1.50 per share owned by STSG and its affiliates.  This agreement was in consideration of STSG deferring mandatory redemption from March 1, 2006 to June 1, 2009.  Since we accounted for the Series B convertible redeemable preferred stock as “mezzanine debt,” we concluded that an evaluation of the amended terms should be performed pursuant to EITF No. 06-6.  In accordance with this evaluation, we concluded the amendment resulted in a substantial difference as defined in EITF No. 06-6, and accordingly recorded a non-cash charge of $3.7 million to the condensed consolidated statement of operations in nine months ended September 30, 2007.

Revaluation of Warrant Liability

In connection with the November 2006 Financing, the December 2006 Financings and the 2007 Financings, we determined that approximately 24.1 million common shares reserved for issuance under the warrants were in excess of authorized shares on a fully diluted basis (the “excess warrants”).  This required us to record the fair value of the warrants as a liability at each period.  We amended our certificate of incorporation on May 2, 2007 to increase the amount of authorized shares of common stock to 200,000,000 shares to permit the exercise of the excess warrants and accordingly, such liability was reclassified to equity. Accordingly, we recorded revaluation of warrant liability expense of $10.3 million in the accompanying condensed consolidated statements of operations in the nine months ended September 30, 2007.

Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern; however, at our current and planned rate of spending, we believe that our cash and cash equivalents of $6.2 million, as of September 30, 2007 are not sufficient to allow us to continue operations after December 2007 without immediate additional funding. No assurance can be given that we will be successful in arranging additional financing needed to continue the execution of our business plan, which includes the development of new products. Failure to obtain immediate financing may require management to further substantially curtail operations, which may result in a material adverse effect on our financial position and results of operations. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern.

On September 30, 2007 our cash position was $6.2 million and we had working capital of $0.4 million. In the first nine months of 2007, through placement of common stock, we raised a total of $22.9 million pursuant to which 12,110,667 shares of common stock at $0.75 per share and 9,196,666 shares at $1.50 per share.  Net proceeds were $20.5 million, with finder’s fees and other legal costs of $2.4 million recorded as a reduction of equity as a cost of the transaction.  The Company also borrowed $0.4 million from STSG in the first quarter pursuant to a senior secured promissory note.

Cash flows from operating activities

For the nine-month period ended September 30, 2007, we used $17.1 million of cash in operating activities, as compared to $8.2 million of net cash used in operating activities in the comparable period in the prior year, an increase of $8.9 million, or 110.1%.  The principal factors in the increase are the increase in net loss of $61.6 million and the cash flow utilized to satisfy accounts payable and the costs incurred with regards to initial introductory phase product launch during the first nine months of 2007 from the same period in 2006.

During the nine-month period ended September 30, 2007, we had a net loss of $61.6 million partially offset by approximately $46.4 million of non-cash items and a $1.9 million decrease in operating assets and liabilities resulting in net cash used in operating activities of $17.1 million.  During the nine-month period ended September 30, 2006, we had a net loss of $12.2 million partially offset by approximately $2.9 million of non-cash items and a $1.1 million increase in operating assets and liabilities resulting in net cash used in operating activities of $8.2 million.

Until we can develop and maintain consistent sales, we shall continue to utilize more cash in operating activities than is generated; this trend is increased due to recommencement of marketing, manufacturing and sales activities.  Therefore, until there are significant sales to cover operating costs, we will be dependent upon cash flows from financing activities to fund our operations.

Cash flows from investing activities

For the nine-month period ended September 30, 2007, net cash used in investing activities was $0.1 million, as compared to $0.5 million of net cash provided by investing activities in the comparable period in the prior year, a decrease of $0.6 million, or 122.6%.  During the nine-month period ended September 30, 2007, we released $0.1 million of restricted cash, in interest payments, as opposed to $0.8 million of restricted cash in interest payments during the first nine months of 2006, and $0.2 million to the landlord of our second facility during the first nine months of 2006.  In the first nine months of 2007, we also purchased $0.2 million in equipment as opposed to $0.1 million during the same period in 2006.

Cash flows from financing activities

For the nine-month period ended September 30, 2007, net cash provided by financing activities was $21.3 million, as compared to $7.2 million of net cash in financing activities in the comparable period in the prior year, an increase of $14.1 million, or 196.3%. During the nine-month period ended September 30, 2007 we raised $20.5 million in net proceeds from private placements of common stock and warrants and borrowed $0.4 million from a related party by issuance of a secured promissory note and $0.5 million from exercise of stock options, which were partially offset by a repayment of capital lease obligations and other activities in the amount of $0.1 million.  During the nine-month period ended September 30, 2006 we borrowed $8.4 million from the issuance of unsecured promissory notes to STSG partially offset by a $1.2 million principal payment to holders of our senior secured convertible debentures.

Until the Company is able to generate sufficient revenues through sales of its products, it will be largely dependent upon financing activities to cover its operating costs.  The marked increase in cash flows requirements for the nine month period ended September 30, 2007 over the comparable period in the prior year is largely due to increased consulting fees and purchase of raw materials in anticipation of recommencement of manufacturing and sales and marketing efforts in 2007, which will need to be covered by cash flows from financing activities until there are sufficient revenues from sales to cover cash flow needs from operating activities. Until there is a sufficient amount of sales and marketing activity to accurately gauge market demand for our products and to accurately track costs of sales, it is not possible to predict when, if at all, revenues from product sales will be sufficient to cover operating and other costs.

Financing History 2007 and 2006

Working Capital Facility

On February 23, 2007, STSG loaned to the Company $0.4 million in aggregate principal amount in the form of a senior secured promissory note subject to the terms of its Working Capital Facility with STSG, which was originally put into place in September 2004.  As of September 30, 2007 and 2006, respectively, $2.9 million and $2.5 million were outstanding under this facility.  In August 2007, the company entered into and agreement with STSG to extend the maturity date of Working Capital Facility to June 1, 2009.

January 31, 2006 Promissory Note

On January 31, 2006, STSG provided us with a $0.3 million loan in the form of 10.0% Subordinated Convertible Unsecured Promissory Note (the "January 31, 2006 Promissory Note"). Pursuant to the terms of the January 31, 2006 Promissory Note, amounts must be repaid on or before December 1, 2008. At any time prior to maturity date, STSG shall have the option to convert the entire January 31, 2006 Promissory Note and interest accrued into shares of our common stock at a conversion price of $2.40 per share.  In August 2007, in connection with the extension of the Working Capital Facility, we reduced the conversion price to $1.50 per share.

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

As an inducement to STSG to purchase the August 30, 2006 Subordinated Convertible Unsecured Promissory Note, we agreed to amend the prior 2006 Promissory Notes to conform the conversion provision of the notes to conversion at the option of the holder, rather than automatic conversion, in a "Qualified Financing," as defined.  In addition, in August 2007, we reduced the conversion price of the 2006 Promissory Notes to $1.50 in connection with the extension of Working Capital Facility.

2007 Private Placements

During the first nine months of 2007, we raised a total of $9.1 million pursuant to which we issued to investors a total of 12,110,667 shares of common stock at $0.75 per share.  In connection with the 2007 Financing, we paid finders fees to Wolverine and to STVI, in the amount of $0.9 million and $0.04 million, respectively, representing 10% of the gross proceeds raised.  In addition, we issued to Wolverine and STVI warrants to purchase up to 1,161,664 and 49,400 shares of our common stock, respectively, representing 10% of the common stock issued to investors. Each warrant may be exercised for five years from the date of issuance to purchases share of common stock for $0.75 per share. The transaction calls for filing of a registration statement to cover the resale of the common stock and the amount of common shares underlying the warrants issued to Wolverine and STVI pursuant to their agreements with the Company. Net proceeds were $8.0 million, with finder’s fees and other legal costs of $1.0 million recorded as a reduction of equity as a cost of the transaction.

The Company during the same period also raised a total of $13.8 million pursuant to which the Company issued to investors a total of 9,196,666 shares of common stock at a purchase price of $1.50 per share (“July 2007 Financing”). The subscribers were also issued warrants to purchase Company common stock in the amount of the number of shares purchased. Those investor warrants bear a three year term and have an exercise price of $3.00 per share, and contain a mandatory exercise provision at the Company’s election should the market price of the Company’s common stock be at least $4.00 for 20 consecutive trading days. In connection with the 2007 Financing, the Company paid a finder’s fee to Ramp, as assignee from Wolverine in the amount of $1.3 million, representing 10% of the gross proceeds raised. In addition, the Company issued to Ramp warrants to purchase up to 919,667 shares of the Company's common stock, respectively, representing 10% of the common stock issued to investors. Each warrant may be exercised for five years from the date of issuance to purchase shares of common stock for $3.00 per share. Net proceeds were $12.5 million, with finder’s fees and other legal costs of $1.3 million recorded as a reduction of equity as a cost of the transaction.

Cash Position

As of September 30, 2007, we had a cash balance of $6.2 million and working capital of $0.4 million as compared with a cash balance of $2.2 million and negative working capital of $18.0 million at December 31, 2006.

During the nine months of 2007, we financed our operations through three financings.  First, we raised $9.1 million pursuant to which we issued to investors a total of 12,110,667 shares of common stock at $0.75 per share.  Net proceeds were $8.1 million, with finder’s fees and other legal costs of $1.0 million recorded as a reduction of equity as a cost of the transaction. We also borrowed $0.4 million from STSG in the first quarter of 2007 pursuant to a senior secured promissory note.  We raised a total of $13.8 million pursuant to which we issued to investors a total of 9,196,666 shares of common stock at a purchase price of $1.50 per share. Additional funding may not be on terms as favorable as the terms of this recent private placement.  No assurance can be given that we will be successful in arranging the further immediate financing needed to continue the execution of our business plan, which includes the development of new products. Failure to obtain such immediate financing will require management to substantially curtail operations, which will result in a material adverse effect on our financial position and results of operations.

Although the SEC extended the compliance deadline with Section 404 of the Sarbanes-Oxley Act of 2002 for non-accelerated filers like the Company to its first fiscal year ending on or after December 15, 2007. We expect that the internal and external costs of complying with the Sarbanes-Oxley Act of 2002, in particular Section 404, will be substantial in 2007.

We expect to devote substantial resources to scale-up the manufacturing process for our LidoSite product, to expand our manufacturing capacity for LidoSite and to continue the development of our infertility product. Our funding requirements will depend on numerous factors, including the following:

•	manufacturing costs of LidoSite;

•	LidoSite sales which commenced in the first quarter of 2005;

•	the time and costs required for us to scale-up our manufacturing process;

•	successfully launch the initial introductory phase of our Lidosite product.

•	our ability to enter into development partnerships with pharmaceutical companies;

•	the results of the development activities on our planned new products; and

•	the cost involved in preparing, filing, prosecuting, defending, maintaining and enforcing patent claims and other patent related costs.

Accrued Registration Rights

In connection with the September 2004 Private Placement and the December 2004 Notes, we filed a registration statement with the SEC relating to the resale of shares of our common stock.  Since that registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continues, an amount equal to 2% of such purchase price, until we have cured the delay, with an overall cap on such registration rights penalty, or liquidated damages, of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition.  In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable.  We have not yet paid such amount and interest continues to accrue. Interest expense, included in registration rights penalty in the accompanying condensed consolidated statements of operations, was approximately $0.2 million for the nine months periods ended September 30, 2007 and 2006.  As of September 30, 2007, we accrued approximately $2.2 million for this penalty.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with capital and operating leases, manufacturing equipment, and employee agreements as set forth in the table below:

	Payments due by Period as of September 30, 2007
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$3,720,909	$578,767	$1,225,619	$992,358	$924,165
Continuous motion patch machine	166,264	166,264	-	-	-
Capital lease obligations	32,030	32,030	-	-	-
Distribution Agreement	330,000	120,000	210,000	-	-
Debt obligations	8,691,550	-	8,691,550	-	-
Advisory consulting agreement	525,000	180,000	345,000	-	-
Total	$13,465,753	$1,077,061	$10,472,169	$992,358	$924,165

Effective as of September 28, 2004, the holders of Vyteris Holdings Series B convertible redeemable preferred stock were entitled to receive an annual cash dividend of 8% of the then applicable redemption price, as defined, out of funds legally available, payable quarterly. The dividends with respect to Vyteris Holdings Series B convertible redeemable preferred stock are cumulative, whether or not earned or declared and shall be paid quarterly in arrears. We expect to accrue dividends of $0.02 million per year until redemption begins. Interest accrued was $0.2 million for the three-month periods ended September 30, 2007 and 2006 and $0.5 million for the nine months ended September 30, 2007 and 2006.

Commencing on March 1, 2006, we are required to redeem on a quarterly basis an amount of Series B convertible redeemable preferred stock equal to 10% of the gross profits derived from the sale of LidoSite. The redemption price of the Series B convertible redeemable preferred stock is $1.50 per share, plus any accrued but unpaid dividends.

We are required to pay Becton Dickinson a royalty in respect of sales of each iontophoresis product stemming from intellectual property received by us from Becton Dickinson as part of our formation.  For each such product, on a country-by-country basis, that obligation continues for the later of 10 years after the date of the first commercial sale of such product in a country and the date of the original expiration of the last-to-expire patent related to such product granted in such country.  The royalty, which is to be calculated semi-annually, will be equal to the greater of 5% of all direct revenues, as defined below, or 20% of all royalty revenues, with respect to the worldwide sales on a product-by-product basis.  No royalties will be earned by Becton Dickinson prior to November 10, 2005.  “Direct revenues” are the gross revenues actually received by us from the commercial sale of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges or certain other expenses.  “Royalty revenues” are the gross revenues actually received by us from any licensing or other fees directly relating to the licensing of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges and certain other expenses. Total accrued royalty in the condensed consolidated balance as of September 30, 2007 was insignificant.

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

As of September 30, 2007, our cash and cash equivalents amounted to $6.2 million. Without any substantial revenues, we have been dependent upon borrowings and equity financings to remain in business.  As of September 30, 2007, our current liabilities were less than our current assets by approximately $0.4 million.  If we do not continue to raise capital until we generate sufficient sums of revenue to cover this working capital deficit, we will be required to discontinue or substantially modify our business.  These factors raise substantial doubt about our ability to continue as a going concern.

We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability.

From November 2000 through September 30, 2007, we incurred net losses in excess of $163.2 million, as we had been engaged primarily in clinical testing and development activities. We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur significant losses for the foreseeable future and to finance our operations through sales of securities and incurrence of indebtedness.

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

Our agreement with Ferring Pharmaceuticals, Inc., under which we are developing a drug delivery product for female infertility, enables Ferring to terminate our relationship on short notice. This agreement was our principal source of revenues during 2006 and during the first nine months of 2007. Any reduction in our revenues will produce further need for capital infusions, which may not be available to us.

The Company has adopted a new business strategy, which involves a recommencement of its manufacturing and sales and marketing activities, which it may not be able to accomplish.

In September 2006 we announced the adoption of a new business strategy which required significant additional financing to accomplish that strategy, which may not be available on acceptable terms, or at all.  The new plan required us to resume manufacturing in the second quarter of 2007.  Further, our new plan required that we be ready to recommence in the third quarter of 2007, which we have accomplished.  We will need to rapidly and substantially ramp up our manufacturing capability, relationships with critical vendors, obtain additional regulatory approvals (including FDA approval of packaging and labeling changes), hire additional technical employees, and improve its know-how and processes, all of which may not be possible in those time frames or at all.  Also, there are difficulties inherent in any substantial ramp up process, such as management of increased infrastructure and streamlining manufacturing processes, which may further hinder our ability to recommence manufacturing and sales and marketing in a timely manner.

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

We intend to take delivery of equipment which has been manufactured to our specifications and is currently on the premises of the manufacturer in Europe.  However, current demand for our LidoSite product is not sufficient to make efficient use of this equipment.  When we take delivery of this equipment (anticipated to be in the first quarter of 2008), it will be necessary for us to incur substantial additional expenses to install the equipment and qualify the production space under FDA regulations and we may have excess manufacturing capacity, and we will not be able to begin to predict when we will be able to, if at all, utilize this capacity until there has been a sufficient prospective history of sales to gauge demand for the products

We received an unscheduled visit from the FDA during December 2005 and received a report on Form 483 which required us to spend substantial time and money to correct deficiencies identified by the FDA.

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

To date, we have not generated material revenues from sales of our first drug delivery product, LidoSite, and in fact generated minimal revenue whatsoever from LidoSite sales during the first three quarters of 2007, our most recent reporting period. As is common in our industry, we have spent many years and substantial sums of money in developing LidoSite. To develop that product to the point where we are able to commence commercial sales, it has been necessary for us to prove our concepts, develop patent positions, engage in substantial clinical trials, develop appropriate manufacturing processes, obtain necessary regulatory approvals and establish a marketing and distribution agreement with B. Braun. Our initial product sales demonstrated that we needed to perform corrective work on the controller component of our LidoSite product. With all of this work effort and the attendant capital and operating expenditures, we still have not tested the market in a manner that can assure us or our investors that we will derive material revenues from LidoSite. If we are unable to derive material revenues from the sale of our LidoSite product, our liquidity will be materially and adversely impacted, we will require additional capital and we may find it more difficult to attract marketing partners for subsequent products that we may develop.

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

We previously filed a registration statement with the SEC relating to the resale of 12,960,174 shares of our Common Stock. Since the registration statement was not declared effective by the SEC by February 25, 2005, we were obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by that registration statement, and for each month, or portion of a month, in which such delay continued, an amount equal to 2% of such purchase price, until we cured the delay, with an overall cap on such liquidated damages of 10% of the aggregate purchase price paid by such stockholders for such shares. That registration statement was initially declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which, if made in cash, would have materially adversely affected our financial condition. Interest accrues after May 19, 2005 on the amount of liquidated damages at the rate of 18% per annum.  At September 30, 2007, our total liability for unpaid liquidated damages plus unpaid interest thereon was approximately $2.2 million. While we plan to offer to pay this liability in shares of our common stock rather than cash, the holders of the rights to such payments have no obligation to accept such offer and we cannot assure you that any or all of such holders will accept our offer. We may be subject to additional penalties should the use of that prospectus or other registration statements we have filed become suspended in the future.

Our largest stockholder may take actions that conflict with your interests.

Kevin Kimberlin, through his majority ownership of STSG (a related party to Spencer Trask Ventures, Inc.) and related parties, is our largest stockholder. As of September 30, 2007, Mr. Kimberlin and related parties beneficially own more than 15.0% of our voting common stock.  Accordingly, Mr. Kimberlin has substantial control over us and has substantial power to elect directors and to generally approve all actions requiring the approval of the holders of our voting stock, including adopting amendments to our articles of incorporation and bylaws and approving mergers, certain acquisitions or sales of all or substantially all of our assets, which could delay or prevent someone from acquiring or merging with us or limit the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

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

We sold a total of 23,000,000 shares of common stock and 11,500,000 warrants in private placements on October 5, 2006 and November 8, 2006.  In addition we sold a total of 7,053,638 shares of common stock in private placements in December 2006.  We also sold a total of 12,110,667 shares of common stock in private placements in the first and second quarters of 2007, as well as issuing warrants convertible into approximately 1,211,066 shares of common stock in connection therewith.  We are also obligated to register these shares for sale.  We also sold a total of 9,196,666 shares of common stock in private placements in the third quarter of 2007, as well as issuing warrants convertible into approximately 9,196,666 shares of common stock in connection therewith.

As of September 30, 2007, we had stock options to purchase 8,895,319 shares of our common stock outstanding, of which options to purchase 1,624,749 shares were exercisable. Also outstanding as of the same date were warrants exercisable for 57,973,835 shares of common stock. Exercise of any outstanding stock options or warrants could harm the market price of our common stock.

ITEM 3. CONTROLS AND PROCEDURES

(a)
Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules  13a-15(e) and  15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon the evaluation, they concluded that the disclosure controls and procedures are effective in ensuring all required information relating to Vyteris is included in this quarterly report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first six months of 2007, we raised a total of $9.1 million pursuant to which we issued to investors a total of 12,110,640 shares of common stock at $0.75 per share.  In connection with the 2007 Financings, we paid finders fees to Wolverine. and to STVI, in the amount of $0.9 million and $0.04 million, respectively, representing 10% of the gross proceeds raised.  In addition, we issued to Wolverine and STVI warrants to purchase up to 1,161,664 and 49,400 shares of our common stock, respectively, representing 10% of the common stock issued to investors. Each warrant may be exercised for five years from the date of issuance to purchases share of common stock for $0.75 per share. The transaction calls for filing of a registration statement to cover the resale of the common stock and the amount of common shares underlying the warrants issued to Wolverine and STVI pursuant to their agreements with the Company. Net proceeds were $8.1 million, with finder’s fees and other legal costs of $1.0 million recorded as a reduction of equity as a cost of the transaction.

In the third quarter of 2007, the Company raised a total of $13.8 million pursuant to which the Company issued to investors a total of 9,196,666 shares of common stock at a purchase price of $1.50 per share (“July 2007 Financing”). The subscribers were also issued warrants to purchase Company common stock in the amount of the number of shares purchased. Those investor warrants bear a three year term and have an exercise price of $3.00 per share, and contain a mandatory exercise provision at the Company’s election should the market price of the Company’s common stock be at least $4.00 for 20 consecutive trading days. In connection with the July 2007 Financing, the Company paid a finders fee to Ramp International, Inc. (“Ramp”), as assignee from Wolverine, in the amount of $1.3 million, representing 10% of the gross proceeds raised. In addition, the Company issued to Ramp warrants to purchase up to 919,667 shares of the Company's common stock,  representing 10% of the common stock issued to investors. Each warrant may be exercised for five years from the date of issuance to purchase shares of common stock for $3.00 per share. Net proceeds were $12.5 million, with finder’s fees and other legal costs of $1.3 million recorded as a reduction of equity as a cost of the transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None during the third quarter of 2007.

 ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Item 6(a)	Exhibits

10.140	Allonge, Amendment and Waiver No. 6 between the Company and Spencer Trask Specialty Group, LLC and affiliated entities, dated September 24, 2007.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2007	Vyteris, Inc.

/s/ Timothy J. McIntyre
Timothy J. McIntyre
Chief Executive Officer

EXHIBIT INDEX

Item No.	Description

10.140	Allonge, Amendment and Waiver No. 6 between the Company and Spencer Trask Specialty Group, LLC and affiliated entities, dated September 24, 2007.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.