Form 10KSB
period 2007-12-31
Vyteris Holdings (Nevada), Inc.
filed 2008-04-15
CIK 1139950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

 (201) 703-2299
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common stock, par value $.001 per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to section 13 or 15(d) of the Exchange Act.  [  ]

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

Indicate by check mark whether the registrant is a shel1 company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ]No [ X ]

State issuer’s revenues for its most recent fiscal year.  $2,784,087
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of voting common equity held by non-affiliates as of April 7, 2008 was approximately $13,064,454.  The number of shares outstanding of the registrant’s Common Stock, as of April 7, 2008, was 107,959,312 shares.
Documents Incorporated by Reference
Portions of the Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (check one):   __Yes    X  No

VYTERIS , INC.

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2007

PART I
ITEM 1. DESCRIPTION OF BUSINESS.

Business Overview

Vyteris, Inc. (“Vyteris,” “us,” “we” or “our) is a biotechnology company primarily focused on research and development of technology relating to the transdermal delivery of drugs.  Currently, we are developing systems to transdermally deliver peptide and small molecule drugs.  Our patented Smart Patch technology is positioned to provide a safe and effective method of delivering drugs via a pre-programmed system that can be programmed to accommodate a wide array of drug delivery profiles.  The technology which we are developing has the possibility of administering peptide and small molecule drugs without needles and is being designed to deliver precise amount of the drug, when needed, in a painless, convenient and cost-effective manner.

We have developed and produced the first active transdermal drug delivery system delivering drugs through the skin noninvasively, using low-level electrical energy.  This platform technology can be used to administer certain therapeutics into the bloodstream or to the skin, avoiding metabolism by the liver, and reducing the stomach and gastrointestinal upsets associated with oral drug administration. The system is convenient to use and provides precise dosing and a relatively pain free application— avoiding the major drawbacks of injections and intravenous delivery — and delivers drug doses automatically, minimizing concerns about patient compliance.  We have received approval from the Food and Drug Administration (“FDA”) to commercially launch our first product, LidoSite® — the first active patch system to be approved by the FDA.  We have also recently completed a Phase I clinical trial demonstrating that our patented Smart Patch transdermal technology successfully delivered a peptide molecule in humans (multiple pulse) without the use of needles (noninvasively) in therapeutic levels aimed at the treatment of female infertility.

Due to the limited early commercial success of LidoSite, we reassessed our business model in late December 2007.  Accordingly, we have de-emphasized the LidoSite project and are actively pursuing peptide and small molecule opportunities.

Technology

Overview of Electrotransport, or Active Transdermal Drug Delivery

Our active transdermal drug delivery technology (also referred to as our Smart Patch™ technology) is based on a process known as electrotransport, or more specifically iontophoresis, a process that transports drugs through the skin by applying a low-level electrical current. Our patented technology works by applying a charge to the drug-holding reservoir of the patch. A positive charge is applied to a reservoir where a positively charged drug molecule is held.  Because like-charges repel, the drug molecules are forced out of the drug holding reservoir and into the skin (the same process can occur when a negative charge is applied to a reservoir containing a negatively charged drug molecule).

This process differs significantly from passive transdermal drug delivery which relies on the slow, steady diffusion of drugs through the skin. Passive drug delivery patches have a limited number of applications including: smoking cessation, birth control, hormone replacement therapy, angina and motion sickness, among others.

By contrast, using iontophoresis, certain drugs can be delivered through the skin and deeper into the bloodstream faster and in larger quantities than by passive transdermal patches.  Because of the application of an external form of energy (electrical energy in the form of a charge), this mode of delivery is also called “active transdermal delivery”.  A significantly greater number of drugs can be delivered through active transdermal delivery than through passive transdermal delivery.  Based on our analysis, there are currently in excess of approximately 220 FDA-approved drugs that can be delivered through our active transdermal delivery platform.

Furthermore, because the drug is only delivered when current is being administered, our delivery system is precise, controllable and electronically programmable, thereby enabling active transdermal delivery technology to duplicate the steady or periodic delivery patterns of intravenous infusion.  By controlling the intensity and duration of the charge applied, the Smart Patch controls whether the drug delivery is topical, or whether the delivery is systemic, in which case the drug molecules are pushed deeper into the skin, where they enter the body’s circulatory system directly.  We believe these attributes present a distinct advantage for the administration of many drugs where achieving precisely-controlled levels will greatly improve therapeutic outcomes as well as reduce or eliminate side effects.

Vyteris Product Opportunities
Class of Drug/Therapeutic Area	Traditional Treatment/Shortcomings	Vyteris Solution
Peptides

Patients and/or healthcare providers have to use a needle to inject/infuse peptide based drugs. The obvious downside of this delivery method is patient acceptance and compliance, limiting most peptide development to indications in which the need to use invasive administration route is not outweighed by associated expenses or inconvenience

Our Smart Patch technology is noninvasive and can be pre-programmed to deliver various therapeutic profiles. As such, it offers an alternative to potentially improving drug performance and increasing patient compliance through more convenient mode of dosing and administration

Female Infertility Treatment	Female patients have to use a needle to inject a hormone multiple times as a part of the treatment regimen.

We are developing a system for noninvasive transdermal delivery of peptides using its proprietary Smart Patch technology.

We have completed a  Phase I trial and is moving towards Phase II trials with  Ferring Pharmaceuticals, Inc. (“Ferring”), a leading pharmaceutical company in women’s health.

Migraine Treatment	Oral therapies can take a long time to become effective and do not provide relief from recurring or rebound migraines.

Our Smart Patch would potentially provide faster relief as compared to oral medications and is likely to be programmable to continuously deliver maintenance medication to prevent rebound or recurrence of migraines.

Pain Management

Traditional NSAID (non-steroidal anti-inflammatory drug) therapies over long periods of usage can result in serious gastrointestinal (“GI”) related side effects including hospitalizations and potentially death.

Our Smart Patch delivery would potentially prevent the side effects associated with traditional NSAIDS.
Topical Anesthetic	Topical anesthetic creams take long time (60-90 minutes) to provide effective anesthesia and do not penetrate deep under the skin	Faster anesthetic effect (10 minutes) and deeper skin penetration has been demonstrated through our FDA-approved LidoSite patch.

Our Approach to Iontophoresis

Our proprietary active transdermal technology is the result of over 15 years of research while being part of Becton, Dickinson and Company (“Becton Dickinson”) and after spin-off from Becton Dickinson in November 2000.  Our goal has been to fully realize the potential of this technology by creating irritation-free, easy to use, wearable, low-cost, and disposable systems that would be specifically designed to improve the administration of certain drugs to address high-value unmet medical needs.

We have developed a proprietary approach encompassing a series of significant improvements to drug formulation and commercial manufacturing.  We used this approach with our first product, LidoSite, and are currently using this approach within peptide drug delivery application.  Many of our innovations center on the way we approach designing and formulating electronically controlled drug delivery patches.  Our patches are pre-filled with the proper dosage of  drug during the manufacturing process.  They are designed to be disposable after a single application and are discreet in appearance.  Further, we designed our patches so that they can be quickly and cost-effectively mass-produced using automated systems.

To complement our patch design, we approached the design of electronic controllers with the goal of being small, wearable, simple to operate and programmable to handle simple, as well as complex, drug delivery routines.  The dose controller contains a miniature battery and circuitry, controlling delivery rate, and is capable of recording information on the amount and time of drug delivered. We believe the controllability and programmability offered by our technology are distinct competitive advantages that will enable our products to deliver more consistent and predicable results for a broad range of existing and new drugs.  Using our active transdermal technology, we believe we can potentially create a variety of cost-effective, wearable, drug delivery systems that are discreet and easy to use in both a clinical environment as well as for day-to-day self-medication programs.

Commercialization

Our primary commercialization strategy is to make use of already FDA-approved and marketed drugs with our unique delivery technology by partnering with major pharmaceutical companies on existing drugs and, to a lesser extent, fully developing our own brands.  By working with pre-approved drugs, we will be developing and commercializing new products that can potentially reach the market faster than traditional development of new chemical entities, enabling what we believe to be a high probability of commercial success in improving patient care.

Each market opportunity and potential product will be evaluated for speed to market and size of return to Vyteris and its partners. We have analyzed the clinical potential of over 220 FDA-approved drugs that can be delivered through our active transdermal patch technology — in particular looking for high-value market sectors where patents for major FDA-approved drugs are scheduled to expire in the near future. Our algorithms, and our filter for high growth potential, high profitability and low-risk opportunities, will allow us to primarily pursue the development of other peptides and small molecules while, to a lesser extent, continue to seek out licensing or other opportunities for LidoSite.

Active Transdermal Drug Delivery Applications - Products in Development

Peptide and Small Molecule Delivery Opportunities

Recent innovations in the biotechnology industry have led to a significant increase in the number of protein and peptide therapeutics available.  The fastest growing sector in the healthcare industry today is the biotechnology sector with over $50 billion dollars in sales annually world wide and growing at over 10 percent each year “Protein Drug Delivery: penetrating a growth market” – Datamonitor – 03/2005.  Due to this high growth potential, Vyteris plans to apply its proprietary Smart Patch technology to expand its presence in the delivery of peptides.

Proteins and peptides are typically digested by the GI, system, and if delivered orally, usually do not achieve therapeutically acceptable levels of bioavailability before being digested.  Currently, the most common method for protein and peptide-based drug delivery is by injection. There are obvious disadvantages to this delivery method, including patient acceptance and compliance in part due to the pain normally associated with injection, limiting most peptide development to indications in which the need to use this invasive administration route is not outweighed by associated expenses or inconvenience. Our Smart Patch technology is noninvasive and can be pre-programmed to deliver various therapeutic profiles. As such, it offers an attractive alternative to potentially improving drug performance, and increasing patient compliance through a more convenient mode of dosing and administration.

Our patented Smart Patch technology is positioned to provide a safe and effective method of delivering drugs via a pre-programmed system that can be programmed to accommodate a wide array of drug delivery profiles.  Up until now, almost all peptide and protein based therapeutics had to be delivered using an invasive method,  i.e.: using injections or infusion pumps. Many patients need to undergo multiple injection - based or pump - based protocols for their therapy. These therapies result in added burden for the healthcare system and are inconvenient for patients.  The technology which we are developing has the possibility of administering the peptide without needles and is being designed to deliver precise amount of the peptide, when needed, in a painless, convenient and cost-effective manner.

Our Smart Patch technology uses an integrated circuit to control a small amount of current that delivers drugs through the skin. This process is called iontophoresis.  The two-component system employs a transdermal patch containing the pre-filled drug and a small battery-powered controller that precisely controls the rate and amount of drug released from the patch.  The level of control is intended to mimic an injection or an infusion pump delivery without the needles.

Our Smart Patch technology has several advantages, which positions it in a unique manner for effective delivery of peptides and other small molecules. The Smart Patch technology is truly noninvasive as it does not require the use of needles for injections. With regard to work completed on our infertility program, the Smart Patch technology has demonstrated that it can deliver a peptide with a complex delivery profile. The technology allows precise control of dosing and ability to program various drug delivery profiles ranging from simple bolus injection, to maintenance dosing, pulsatile dosing, and on-demand bolus dosing. The noninvasive nature of this therapy will potentially help improve patient compliance and has the potential to reduce needle stick injuries associated with needle-based injection therapies.

In addition, the biopharmaceutical industry is increasingly looking for new ways to create higher value pipelines through highly differentiated therapeutics, to lower development risk for lead candidates entering the clinic, and to reduce product development time and cost. Innovative drug delivery technologies are emerging as a key component of the pharmaceutical development process by allowing companies to create superior therapies, as well as extend pharmaceutical product and patent life. Our proprietary Smart Patch technology is able to offer such solutions. We have developed a portfolio of patents and expanded their know-how in developing formulations for peptides and other small molecules to deliver them using iontophoresis. In addition, the peptides being targeted for development are FDA approved molecules thereby reducing the risk of development, since safety and efficacy of those molecules have already been established in other dosage forms (i.e.: injections).

The recent commercial and clinical success of alternative drug delivery methods, such as Smart Patch technology (as demonstrated through the FDA approval of the first active patch product LidoSite), suggests that biopharmaceutical companies may benefit from evaluating the potential of these enabling technologies even earlier in the drug development process. Of course, the Smart Patch technology does have its limitations.  For example, on its own, the technology can deliver only drugs of a molecular size up to 12,000 Daltons. There exist a considerable number of peptides with molecular weight lower than 12,000 Daltons, thereby providing ample opportunity for the Smart Patch technology to provide effective therapeutic solutions.  The opportunity for peptide delivery can be expanded by integrating the Smart Patch technology with other skin-impairment technologies, thereby allowing delivery of even larger peptides. Vyteris plans to demonstrate the feasibility of delivering other peptides and partnering with medium to large pharmaceutical and biopharmaceutical companies. One such area of peptide delivery, where Vyteris already has an active development program is in the treatment of female infertility.

Female Infertility

We have partnered with Ferring for the development of an innovative product to treat female infertility. The product under development mimics the female body's natural rhythms, a characteristic important in the delivery of therapeutics for the treatment of infertility. To be effective, medication must be delivered in multiple daily doses for up to 21 days during a woman's 28-day cycle. Many patients currently need to undergo multiple injection-based protocols for ovulation induction. The product, being co-developed by Vyteris and Ferring, would make it possible to administer the peptide without needles, and is being designed to deliver multiple transdermal pulses automatically, around the clock, in a painless, convenient and cost-effective manner, possibly with as little as two 12-hour patches per day.  In addition to this less painful therapy, there are also potential benefits that would possibly reduce the likelihood of multiple births.

According to a 2005 study from Business Communications Company, Inc., the total U.S. market for the treatment of women’s infertility was $6.5 billion in 2004 and is expected to grow to $9.8 billion in 2009. We have already completed pre-clinical testing of this product and have demonstrated the feasibility of delivering multiple infusions of this hormone via iontophoresis through in vivo animal studies.  Our data demonstrates we can achieve blood hormone levels using pulsed iontophoretic delivery comparable to that achieved by multiple injections.

In September 2004, we entered into a license and development agreement and a supply agreement with Ferring for this infertility product.  The principal terms of the agreement call for, among other things, Ferring and Vyteris to share the development costs, for Ferring to pay for the costs of the clinical trials and regulatory filings, for Ferring to make milestone payments to us, for Ferring to pay us a royalty based on sales and for Ferring to pay us a transfer price for manufacturing the product.

The remaining steps before marketing approval of this product include the successful completion of Phase I, Phase II and Phase III clinical trials.  We estimate total development and commercial release of the product will take at least 24 to 36 months to complete based on current project plans.

The principal terms of our development and marketing agreement and a supply agreement with Ferring are as follows:

•We are responsible for a portion of product development activities through Phase I. Product development activities include all activities associated with the design, engineering and laboratory testing of the physical product and its manufacturing processes, including hardware, software, materials, components, specifications, procedures and manufacturing equipment;

•Ferring is obligated to reimburse us for 50 percent of our product development costs, provided such costs do not exceed 110 percent of the amount budgeted;

•Ferring is responsible for all regulatory filings;

•Ferring is responsible for the conduct of, and cost of, clinical trials. Clinical trials include experimental testing of the product on humans in a clinical environment according to FDA guidelines to demonstrate safety and efficacy and ultimately gain FDA approval. This includes all activities associated with design of the experimental trials, selecting the test centers, personnel costs associated with carrying out the trials, acquisition and analysis of data from the trials, and presentation or publication of the data in a format suitable for submission to the FDA; and

•Ferring is obligated to pay up to $9.0 million on the occurrence of certain events during the term of the agreements. Through December 31, 2007, Ferring has made $0.5 million of such milestone payments to us,  and we cannot gauge what, if any, of the rest of the payments we will receive.

Feasibility Studies

Migraine Treatment

Another key area with high potential for use of Smart Patch technology is in the treatment of migraines.  This is a highly attractive market segment, worth over $3 billion per year (“Migraine Market: Trexima Approval Delays Benefits Generic Triptan”, RedOrbit NEWS, published March 29, 2007), where major market leaders face imminent patent expirations.

The treatment of migraine requires rapid onset of medication.  A class of compounds known as “triptans” is currently considered the best treatment.  We believe a significant market opportunity exists to improve the efficacy of triptan therapy for migraines by changing the method by which triptans are administered.  Taken orally, triptans often fail to deliver sufficient quantities of medication in the short time frame required to optimally treat migraine onset.  Further, they often fail to prevent the second episode, known as recurrence, which many migraine patients suffer within 12 to 18 hours after a first attack.

We have demonstrated in a Phase I study that our proprietary active transdermal delivery technology can be used to provide controlled delivery of zolmitriptan, a leading migraine medication, in humans. Our intent is to complete the necessary trials and obtain FDA approval to launch zolmitriptan in a Smart Patch, about the time it loses patent protection in 2012.

Our active patch technology can be pre-programmed for rapid delivery — in as little as 15 minutes to achieve therapeutic levels — followed by a sustained maintenance dose that may prevent recurrence. If our Smart Patch technology is  applied in this area, this customizable drug delivery could offer tremendous advantages in the treatment of migraine, and could improve patient satisfaction and patient compliance. This method of drug delivery represents a unique and significantly improved therapy and we believe it could be a potentially effective way of treating migraine headaches and preventing recurring migraine headaches.

Pain Management Treatment

A key area with opportunities to partner with pharmaceutical companies is in pain management, specifically the non-steroidal anti-inflammatory drug (“NSAID”) sector, which falls in line with our strategy of pursuing high probability, low-risk opportunities leading to better patient care.  The NSAID market today is potentially worth $6 billion (see “Celebrex sales plunge 40 percent”, CNN Money.com, June 29, 2005) although the recent withdrawal of COX-2 inhibitor products because of safety issues has led to a 49 percent decline, or a $3 billion immediate market opportunity (see “Celebrex sales plunge 40 percent”, CNN Money.com, June 29, 2005).

NSAIDs have made a dramatic contribution to pain management, but their extensive use has also documented a problematic safety profile, due to GI side effects associated with extended use or over dosing of the drugs.  In the United States alone, more than 200,000 hospitalizations are attributed to NSAID use, and more than 16,000 deaths a year are attributed to NSAID use (“Easing the Pain of Exercise”, HealthScout, July 22, 2003); a higher number than those patients who die from AIDS or HIV infection.  There is a significant market opportunity for a drug delivery system minimizing GI side affects associated with oral NSAIDs.

The Vyteris active delivery system could bypass the GI tract minimizing the GI side effects associated with oral NSAIDS, and could circumvent a major disadvantage of these commonly used medications. We believe that if applied to NSAIDs, the controlled drug delivery profile from our active patch could also curtail overdosing of these drugs.

In December 2006, the FDA proposed new stricter safety warnings for over-the-counter pain relievers used by millions of Americans. These new labels warn of the potential for severe liver damage with the use of acetaminophen, a common pain reliever contained in products such as Tylenol. Warnings have also been placed on other NSAID painkillers, including ibuprofen, aspirin, and naproxen, cautioning of a risk of gastrointestinal bleeding with overuse. Many nonprescription drugs already carry similar warnings. FDA officials are seeking to make the alerts more visible and specific, after recent reports suggesting that injury related to common pain relievers -- while uncommon -- is more prevalent than previously thought.

Large Pharmaceutical Partners - Extended Patent Protection

Pharmaceutical companies today face the tough realities of dwindling product pipelines. They have been forced to embrace better management of product life cycles. Innovative drug delivery can greatly extend product life and patent protection for their current portfolio of drugs. Our innovative transdermal drug delivery technology could supplement product maximization strategies.  A $5 billion product can lose up to 75 to 80 percent of its market share (and margin) within weeks of going off patent. With such enormous commercial value in every percentage point, pharmaceutical companies fight for every month of additional patent protection.  We believe Vyteris and its Smart Patch technology can extend the patent life of a drug by up to 10 additional years, making it an attractive partner.

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

Our drug delivery technology cannot be applied to all drug compounds.  We have screened approximately 220  drug compounds to ascertain if our drug delivery technology is applicable.  The amount of drug required to be delivered to be effective, the size of the drug compound’s molecule and the electrical charge of the drug compound, are the key determinants in establishing applicability.  We are focusing our development efforts on drugs within this group targeting large potential markets for which our technology may offer significant therapeutic, economic or lifestyle advantages over existing drug delivery methods.

Our key business strategy is to enter into arrangements with strategic partners for the development, marketing, sales and distribution of our future products.  We expect our strategic partners will finance some of our research and development expenses, finance the clinical trials and finance the costs of marketing, sales and distribution.  In addition, we expect that our strategic partners will pay us a royalty on sales of the products and a transfer price on delivery of the manufactured products.

Our “Proof of Concept” Commercial Case - LidoSite Topical Anesthetic System

As discussed above, due to the limited early commercial success of LidoSite, we reassessed our business model in late December 2007.  Accordingly, we have de-emphasized the LidoSite project and are actively pursuing peptide and small molecule opportunities.  However, despite the limited commercial success and resulting de-emphasis, the LidoSite project has proven to be a valuable exercise for us as we have been able to commercially prove the concept of topical delivery of drugs through iontophoresis.

Clinical Need

Currently, the principal means of administering local dermal anesthesia, such as lidocaine, is by needle injection, which is fast, effective and long lasting. However, lidocaine injection, although widely-used for adult dermatological procedures, such as skin biopsy, and prior to the placement of large-bore hypodermic needles, such as for spinal punctures, is rarely used in children for the many routine needle-sticks associated with blood draws, intravenous catheter insertions and immunization.  According to a recent study by TVG, Inc., on an annual basis, more than 30 million American adults and 10 million children over the age of five suffer from high discomfort or exhibit needle-phobic behavior when faced with getting a blood draw or injection, with the overwhelming majority citing "pain" as the component most feared. Clinically known as blenophobia, the condition is defined as a fear of needles, and includes the fear of pain felt and high discomfort during injections and blood draws.

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

The unmet clinical need for an alternative to lidocaine injection is evidenced by the market acceptance of a topically applied lidocaine cream, EMLA®, marketed by AstraZeneca.  EMLA was introduced in 1997.  According to IMS, sales of EMLA have increased each year since its introduction and approached $80 million in 2002.  According to the Journal of the American Academy of Dermatology, EMLA takes 60 to 90 minutes to achieve anesthesia.  Despite this, EMLA has gained widespread acceptance as an alternative to lidocaine injection, especially in pediatric hospitals and clinics.  Even when EMLA is given enough time to become effective, that is, 60 to 90 minutes, anesthesia is limited to a depth of two to three millimeters.

Vyteris Product Solution

The first key area targeted with our Smart Patch Technology, and our “proof in concept” case, has been primarily needle stick pain with a secondary focus on the areas of dermatology, rheumatology and oncology procedures.  On May 6, 2004, we received approval from the FDA to commercially launch our first product, LidoSite.  LidoSite is a topical delivery system indicated for use on normal intact skin to provide local anesthesia prior to needle stick procedures such as venipunctures (blood draws), injections and intravenous therapies for arthritis and oncology patients as well as superficial dermatological procedures.  Our LidoSite product uses our technology to achieve rapid, deep local anesthesia prior to these procedures.

Our LidoSite product delivers lidocaine, a local anesthetic, along with a small quantity of epinephrine, a drug that helps lidocaine work faster and last longer by accelerating the onset of anesthesia and extending the duration of pain reduction. The system consists of a patch that adheres to the skin and contains the pre-filled medication and a small reusable battery-powered dose controller that connects to the patch. Placebo-controlled clinical studies have shown that use of our LidoSite product significantly reduces the pain of both pediatric and adult needle-stick procedures, including blood draws and catheter insertions into a vein, as well as other skin incision or puncture procedures.

Our LidoSite product has substantial advantages over other local anesthesia products available on the market.  Clinical trials have shown that our LidoSite product:

•	works faster, taking as little as 10 minutes to become effective;

•	provides deeper anesthesia in the skin of anywhere from six to 10 mm; and

•	is better suited for applications in the clinic, where time and staff productivity are important.

Applications

Physician office, hospitals, and commercial diagnostic laboratories - We have attempted to fuel near-term growth by marketing LidoSite to physician offices, hospitals, and commercial diagnostic laboratory markets in certain regional-metro markets.  Due to unanticipated market factors continued cost containment in reimbursement rates, and limited capital funding, the success of these efforts  has been limited in the primary care market although specialty markets have shown better potential.

Rheumatology - A possible significant market opportunity for LidoSite lies in the rheumatoid arthritis sector. TNF inhibitors like Enbrel® and Humira™, used to treat rheumatoid arthritis, are only available as injections.  Over 200,000 prescriptions are written each month, leading to 20 million injections per year, making this a $6 billion market segment. This therapeutic category focuses on relieving pain, yet for many patients the necessity of multiple injections makes the cure almost as painful as the disease itself. LidoSite could be used for pain relief prior to these injections.

Dermatology - With the increasing use of elective skin procedures, in addition to traditional in-patient procedures, dermatologist offices represent a significant market opportunity for our LidoSite active transdermal delivery for a faster onset of action when compared to current office therapies, as well as to quell the fear of blenophobic patients.

Oncology - Oncology is another fast growing segment within the pharmaceutical industry, where several new injectable medications are coming into the marketplace each year. The injection treatments in oncology require multiple visits by the patient. LidoSite use prior to those chemotherapy injections can help reduce pain and provide a better chemotherapy experience for the patients.

Production

Production has effectively been halted as given the current level of demand for LidoSite, we expect that current quantities of available product available shall exceed demand for the next 24 to 36 months. We have determined to not take delivery on previously ordered manufacturing equipment as we currently do not have sufficient capital to execute our previously determined manufacturing capacity expansion plans and, given the redirection towards our peptide / infertility application, we will not require such capacity for 24 to 36 months.

Our Strategy

To achieve our objectives, we plan to implement the following business strategy:

•
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

We believe our patented platform drug delivery technology is applicable to a broad range of peptides and small molecule pharmaceuticals.  Our goal is to use our technology to develop pharmaceutical products that are programmable, noninvasive, safe and effective, as well as offer consistent, predictable and reproducible results.

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

•
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

•
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

•
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

•
Concentrate on therapeutic areas with large markets.  We intend to focus on areas where we believe the U.S. market potential for each of our products is at least $200 million annually and more than $300 million on a worldwide basis. By the use of the term “market potential”, we are referring to the dollar amount we believe consumers would be willing to spend for safe and effective products focused on a specific need.  We intend to target highly profitable applications of our technology where we believe we can materially increase, or even create, the market.

•
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

Clinical Studies

Infertility/Peptide Application

We recently completed a late Phase I clinical trial demonstrating that our patented Smart Patch transdermal technology successfully delivered a peptide molecule in humans (multiple pulse) without the use of needles (noninvasively) in therapeutic levels aimed at the treatment of female infertility.

The study results showed that therapeutic levels of the peptide in humans are achievable without the use of injections or infusion pumps. The clinical trial was conducted in the U.S. with 30 healthy volunteers under an investigational new drug application (IND). Specific technical data will undergo peer review for future disclosure.

In the Phase I clinical trial, a pulse profile controlled the transdermal delivery of the peptide from patches loaded with different concentrations of the peptide. The amounts of peptide delivered using the patch were comparable or higher than with subcutaneous (subQ) injection. The study used different formulations within our patch that were compared with subQ delivery of the peptide. No unexpected adverse side effects were observed in any of the trial participants.

LidoSite

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

Phase I Clinical Studies.

Phase I clinical studies were initiated as early as 1995 and consisted of several series focused on:

•	finalizing the design of the system;

•	seeing how deep the numbness goes;

•	looking at the amount of drug that gets into the blood stream;

•	determining if it matters where you place the patch on the body;

•	making sure the lidocaine that is administered does not contaminate the blood samples that are drawn from the site where the patch was on the skin; and

•	comparing the performance of the patch to EMLA lidocaine cream.

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

Phase III Clinical Studies.

We conducted four Phase III clinical studies to demonstrate the efficacy and safety of our lidocaine delivery system when used for local dermal anesthesia on intact skin.  These large-scale studies consisted of two studies involving puncture of the skin by needles and two dermatological studies involving minor incisions of the skin or the use of lasers to treat skin conditions. In all, over 650 patients were evaluated in the four studies.  The two large-scale studies consisted of a double-blind evaluation of our lidocaine delivery system in pediatric patients, ages 5 to 17, and a double-blind evaluation of the system in adult patients.  In children aged 5 to 17 as well as adults, the study results demonstrated that those treated with our lidocaine delivery system reported significantly less pain than subjects treated with a placebo system. When we refer to a “double-blind evaluation,” we are referring to a testing procedure in which both the patients and the administrators were unaware of which patients were receiving placebos and which patients were using our lidocaine system.

Phase IV Clinical Studies.

During the fall of 2006, Vyteris conducted a Phase IV clinical study to assess the feasibility and acceptance of LidoSite Topical System for use as a topical anesthetic system by practicing rheumatologists, prior to injection procedures in their offices. The study, involved six study sites and 14 physicians, and followed 63 patients over the course of two routine injections of hyaluronic acid for the treatment of osteoarthritis. During the first treatment, patients either received no local anesthesia or an alternate local anesthesia prior to cannulation or needle puncture. During the second treatment, patients received the LidoSite system, comprised of the LidoSite Patch and the LidoSite Controller. In the study more than 73 percent of the subjects preferred LidoSite to the treatment used during their first visit. Additionally, the majority of rheumatology physicians surveyed were satisfied with LidoSite, compared to other available treatment options, such as ethyl chloride, lidocaine injections or fluormethane spray.  In the study more than half the rheumatology physicians surveyed found LidoSite exceeded their expectations with regard to positively impacting their patient's experience. Overall, the majority of physicians in the study were satisfied with the LidoSite Topical System in its ease of use and conformity to standard office practices. Unlike topical anesthetic creams typically used in today's healthcare settings to address needlestick pain, the LidoSite System delivers numbing medication to the procedure site quickly and effectively after a 10 minute application. Topical anesthetic creams usually take up to an hour for full anesthetic benefit.

Regulatory status of our LidoSite product

•
Our LidoSite product is considered a “combination” product by the FDA, as it consists of a drug-filled patch and a device, our controller.  For a combination product, approval by the FDA requires that a New Drug Application (“NDA”) and a 510(k) notification be submitted to the FDA.  In addition, an acceptable Pre-approval Inspection, or PAI, of our facility, quality systems and data documentation by the FDA was required.  In May 2004, we received approval from the FDA to commercially launch our LidoSite  product in the United States.

Sales, Marketing and Distribution

While we have been able to demonstrate some limited success with our commercialization of LidoSite, the results have not been as significant as originally anticipated.  In addition, the recent success related to the Phase I trial for delivering an infertility peptide has provided us with alternative growth opportunities.  Therefore, we have redirected our focus toward the potential use of Smart Patch technology as an effective method for peptide delivery.  Given the need to complete these Phase I and further Phase II and Phase III trials for this infertility drug, we are also redirecting the majority of our capital spending towards this effort.  We will, however, continue to support our current LidoSite demand but will not continue to expend significant resources on its commercial sales, marketing and distribution efforts.  As a result, we have significantly reduced our workforce and variable costs that were either solely or partially dedicated to the support of LidoSite.

Competition

Any existing or future products, which we may develop, will likely compete with both conventional drug delivery methods and advanced drug delivery methods.

Conventional Drug Delivery Methods

Traditionally, the pharmaceutical industry has relied on oral delivery and injection as the primary methods of administering drugs:

•
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

•
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

•
Sustained release oral dosage forms are designed to release the active ingredients of the drug into the body at either a predetermined point in time or at a predetermined rate over an extended period of time, generally do not work fast and may be partially destroyed by the liver and stomach before they get into the blood stream.

•
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

•
Sustained release injectable preparations allow conventional injectable drugs to be incorporated into a biodegradable material that is then injected and absorbed slowly into the surrounding tissue.  These preparations reduce the frequency of injections by creating a small “depot” of the drug beneath the skin that is slowly absorbed by the body, thus increasing the interval between injections.  They can turn a conventional once-a-day injection into a once weekly or even longer regimen.

•
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

•
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

•
Transmucosal technology enables drugs to be delivered through the body’s mucosal surfaces.  There are four means by which drugs can be delivered in this fashion: orally, nasally, rectally and vaginally.  In limited situations, drug absorption through mucosal surfaces is effective because mucosal tissue is usually rich in blood supply, providing the means for rapid drug transport to the systemic circulation.

•
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

The attractiveness of the local anesthesia market has compelled new entrants to challenge EMLA’s market share and expand the market still further.  One company, Iomed, Inc., offers an iontophoretic lidocaine delivery system into the market that is faster-acting than EMLA.  However, we believe that Iomed’s product, marketed under the label Numby Stuff®, is complex and difficult to administer.  Numby Stuff uses two separate, large electrode patches: a drug patch and a grounding patch.  The drug patch does not come pre-filled with the drug; rather, it must be saturated with a specific liquid formula of lidocaine called Iontocaine®, which is drawn from a vial prior to use.  Both electrode patches in the Numby Stuff system must then be manually connected to the power supply/controller using “alligator” clip wires.  The electronic controller is a benchtop model that is manually controlled by a nurse or doctor and cannot be conveniently worn by the patient.

A number of other advanced local anesthesia products are currently or potentially under development.  AlgoRx Pharmaceuticals, Inc., for example, is developing a jet injection lidocaine delivery system that will use a high-power jet of gas to propel a powder formulation of the drug through the skin and ZARS, Inc., has announced it has developed and received FDA approval for a local anesthetic patch that uses their CHADD™ (Controlled Heat-Assisted Drug Delivery) technology.  Other companies, such as Empi, Inc. and Life-Tech, Inc., have also developed iontophoretic systems similar to Iomed’s Numby Stuff, but their systems are currently used with drugs other than lidocaine.  We believe that the growing interest in local anesthesia products, despite their clinical limitations, is a positive indication of the healthcare industry’s strong desire for an effective, noninvasive, local dermal anesthetic.

Alza Corporation, a Johnson & Johnson subsidiary, with its E-TRANS® system, is the only other company known to have developed pre-filled iontophoresis technology.  Alza has chosen a very different application, delivery of an opiate-based product for systemic pain management, for its first product.  Alza received approval of its IONSYSTM NDA in the summer of 2006 from the FDA.  This approval further validates the potential value and utility of iontophoretic drug delivery, making this class of technology more attractive to the pharmaceutical and health-care industries. Once the IONSYS product based on the E-TRANS system is launched as a commercial product, we believe our platform technology can compete effectively against the E-Trans technology, because we believe we will offer our commercialization partners a lower cost system, since our product does not contain the expensive electronics contained in the Alza patches,  and because we and Alza are addressing very different therapeutic applications. The Alza system was developed to treat pain associated with major surgery and cannot be used as a dermal anesthetic.  We also believe that because Alza has incorporated the electronics into each patch, the added complexity of the product necessitates product development cycles for new applications that are significantly longer than those required by our system.

Travanti Pharma, Inc., formerly Birch Point Medical, Inc., a development stage company, developed a single use iontophoretic system called IontoPatch™, aimed at the physical therapy market.  We believe that the IontoPatch product is not FDA-approved for any specific therapeutic indication and is not pre-filled with medication.

Becton Dickinson is engaged in developing alternative drug delivery technologies and we may compete in the future with alternative technologies developed or acquired by Becton Dickinson. Under the “Transaction Agreement” that we entered into with Becton Dickinson dated November 10, 2000, Becton Dickinson was prohibited from competing directly with us in the field of active transdermal drug delivery technology (iontophoresis) for a five year period ending in November 2005. Becton Dickinson has developed drug delivery technology employing “micro-needles,” tiny needles that deliver compounds into the first few hundred microns of the skin.  This technology, which has not yet been commercialized, may compete directly with our current technology.  We do not know whether or when Becton Dickinson will seek to commercialize this technology.

Patents, Intellectual Property and Proprietary Technology

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

Vyteris holds over 180 worldwide patents.  This allows the products developed using Vyteris technology to provide for a significant competitive advantage.

Iontophoresis, as a way of delivering drugs, has been well known for many years.  Our patent portfolio consists of innovations that advance basic iontophoresis technology through:

•	enabling more efficient electrode designs;

•	drug formulations enhancing iontophoresis;

•	specific transdermal patch features allowing convenient use and low manufacturing cost;

•	electronic circuitry and program algorithms improving the safety and control of medication delivery; and

•	ability to deliver specific classes of molecules not previously possible.

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

The issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent.  The patent positions of pharmaceutical, biotechnology and drug delivery companies,  including our company, are uncertain and involve complex legal and factual issues.  Accordingly, we cannot assure investors that our patents will prevent other companies from developing similar products or products which produce benefits substantially the same as our products, or that other companies will not be issued patents that may prevent the sale of our products or require us to pay significant licensing fees in order to market our  products.  If our patent applications are not approved or, even if approved, if  such patents  are circumvented  or not  upheld in a court of law,  our  ability  to  competitively exploit our patented  products and technologies  may be significantly reduced.  Additionally,  the coverage claimed in a patent application can be significantly reduced before the patent is issued.  As a  consequence,  we do not know whether any of our patent  applications  will be granted with broad  coverage or whether the claims that  eventually  issue or that relate to our current patents will be circumvented.  Since patent  applications in the United States can be maintained in secrecy  until  patents  issue,  and since  publication  of discoveries  in scientific or patent literature often lag behind actual discoveries, we cannot be certain that we were the first  inventor  of  inventions  covered  by our  issued  patents or pending patent applications or  that  we  were  the  first  to  file  patent applications  or such  inventions.  Moreover,  we may have to participate  in interference  proceedings  declared by the United  States  Patent and  Trademark  Office to determine  priority of  invention,  which could result in  substantial cost to us, even if the eventual outcome is favorable.  An adverse outcome could subject us to significant liabilities to third parties,  require disputed rights to be  licensed  from or to third  parties  or  require  us to cease  using  the technology in dispute.

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

Manufacturing and Suppliers

Patch Manufacturing

We have an automated manufacturing and assembly facility for pre-commercial and commercial production of LidoSite and other patches based upon our Smart Patch technology.  With this competency in place, we have the capability of developing and manufacturing other transdermal products that we may develop.  Our facility is periodically audited and reviewed by the FDA.  The facility also practices current Good Manufacturing Practices (“GMP”).

We conduct our manufacturing in a 14,000 square foot section of our 13-01 Pollitt Drive facility in Fair Lawn, New Jersey with a maximum production capacity of up to two million patches per year.  At our current production level we do not anticipate making the units cost-effectively and expect that our production costs will exceed our revenue.  In order to manufacture the product cost-effectively (when demand rises to exceed current maximum production capacity) we would need to increase our manufacturing efficiency through the installation of a second manufacturing line that we expect would operate at four to five times the capacity of our current equipment.  Given our current business plan, we do not anticipate need in the foreseeable future to consider a second line.  Since we obtained a custom designed manufacturing line , there is no resale value.  We have therefore recorded an impairment loss of $0.1 million, $0.2 million and $2.1 million in cost and expenses, in our consolidated statement of operations for the year ended December 31, 2007, 2006 and 2005, respectively.

We design, develop and maintain our own manufacturing processes, but use third parties to build the automated assembly equipment and fabricate replacement parts when necessary.

We have leased a second production facility (17-01  Pollitt Drive in Fair Lawn, New Jersey) anticipated to be utilized as we expand our manufacturing capacity.  As a result of our recent redirection toward peptide delivery, we have scaled down our manufacturing related to the production of LidoSite based on current demand for LidsoSite, which we do believe will decrease, and currently do not intend to initiate use of the manufacturing capabilities of the second facility.  We are also currently evaluating possibilities to terminate this second lease (or sublet the facility) in light of this redirection of strategic focus.

Electronic Dose Controller Development and Manufacturing

To date, we have gained significant expertise in the design and development of miniature, wearable electronic dose controllers using commercially available, off-the-shelf components assembled onto miniature circuit boards.  The controller that has been developed for LidoSite is a simple, single-pulse device initiated by the push of a button, which turns on the electric current for a ten-minute interval as it delivers the drug.  Sophisticated control circuitry senses the skin's electrical resistance and limits the amount of current that is delivered to a safe, comfortable level, thereby automatically adapting to a wide range of skin types and characteristics.  This controller is usable for up to 99 applications of LidoSite.

In addition, we have currently developed a prototype controller that has been effectively used in the Phase I clinical trials related to infertility product.   We intend to continue to evaluate this prototype controller during the remaining clinical trials in order to meet the characteristics of use for this drug in commercialization.

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

Suppliers

Our principal suppliers are Hydrogel Design Systems, Inc.,  Advanced Labelworx and Altron Inc. We also purchase parts from  single-source suppliers.  Although we have not experienced significant production delays attributable to supply changes, we believe that, for the electrode subcomponent and hydrogel in particular, alternative sources of supply would be difficult to develop over a short period of time.  Because we do not have supply agreements and direct control over our third-party suppliers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion.  In addition, if such suppliers are unable or unwilling to deliver the necessary parts or products or if we are unable to make full payments to these suppliers on a current basis, we may be unable to redesign or adapt our technology to work without such parts or find alternative suppliers or manufacturers.  In such events, we could experience interruptions, delays, increased costs, or quality control problems.

Governmental Regulation

Under the United States Food, Drug and Cosmetic Act, "new drugs" must obtain clearance from the Food and Drug Administration, or FDA before they can be marketed lawfully in the United States.  Applications for marketing clearance must be based on extensive clinical and other testing, the cost of which is very substantial. Approvals – sometimes including pricing  approvals -- are required from health regulatory  authorities in foreign countries before marketing of pharmaceutical products may commence in those  countries.  Requirements for approval may differ from country to country, and can involve additional testing. There can be substantial delays in obtaining required  clearances from both the FDA and foreign regulatory  authorities after applications are filed.  Even after clearances are obtained,  further delays may be encountered  before the products become  commercially  available in countries requiring pricing approvals.

Product development generally involves the following steps which are required by the regulatory process:

•	preclinical development, during which initial laboratory development and in vitro and in vivo testing takes place;

•	submission to the FDA of an investigational new drug application (IND) for the commencement of clinical studies;

•	adequate and well-controlled human clinical trials -- Phase I, II and III studies --to establish the safety and efficacy of the product;

•
submission of an NDA to the FDA requesting clearance to market the product and comparable filings to regulatory agencies outside the United States if the product is to be marketed outside of the United States; and

•	clearance from the FDA -- and foreign regulatory authorities, if applicable -- must be obtained before the product can be marketed.

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

Employees

At December 31, 2007, we had a staff of 64 employees, of which two are part-time employees and 62 are full-time employees. Of those 64 employees, 17 are in manufacturing and process development, 15 in regulatory, quality and analytical services, 13 in research and development, 5 in business development and marketing and 14 in administration and management.

We also had 3 consultants currently providing services in the following areas: regulatory compliance, manufacturing distribution, legal and healthcare.  Subsequent to December 31, 2007 we implemented a reduction-in-force that reduced total company headcount by approximately 30 full time positions, for reasons which include our decision to de-emphasize the LidoSite product .

None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages.

Organizational History

On September 29, 2004, Vyteris Holdings (Nevada), Inc. completed a business combination in which Vyteris, Inc. ("Vyteris"), a Delaware corporation, merged with a wholly-owned subsidiary of Vyteris Holdings (Nevada), Inc. (the "Merger"). After the Merger, the former stockholders of Vyteris owned 98.2% of the outstanding common stock of Vyteris Holdings (Nevada), Inc. As a result of the Merger, Vyteris became Vyteris Holdings (Nevada), Inc.'s wholly-owned subsidiary and the former stockholders of Vyteris became stockholders of Vyteris Holdings (Nevada), Inc. At the time of that business combination, Vyteris Holdings (Nevada), Inc. had no active business. As a result, Vyteris Holdings (Nevada), Inc.'s principal business after that business combination became the business in which We have been engaged since its formation in November 10, 2000. Vyteris Holdings changed its name to “Vyteris, Inc.” in June 2007.   The terms "Treasure Mountain," "Vyteris " and the "Company" refer to each of Vyteris, Inc. (the parent company)., Vyteris, Inc. (the subsidiary) and the combined company.

Investor Information

Our Internet website address is www.vyteris.com. The information on our website is not a part of this annual report. We make available, free of charge on our website, by clicking on the “SEC filings” link on our home page, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission (the “ SEC”).

ITEM 2. PROPERTIES.

We lease approximately 27,000 square feet of manufacturing, warehouse, laboratory and office space located at 13-01 Pollitt Drive in Fair Lawn, New Jersey. This lease expires in September 2011. These facilities include manufacturing space sufficient to house our current patch manufacturing and packaging equipment, and a second manufacturing line currently being built to our specifications.  Our facilities also contain prototype labs for simultaneous production of clinical supplies of multiple products, and nine additional labs for research and development and quality control purposes.  For the years ended December 31, 2007 and 2006, rent expense for the 13-01 lease was $0.3 million and $0.2 million, respectively.

We also have a lease for additional space located at 17-01 Pollitt Drive in Fair Lawn, New Jersey, approximately 200 yards from our headquarters building.  The lease covers approximately 26,000 square feet of space.  The lease term expires in July 2015.  While the primary purpose of this facility is for the expansion of our manufacturing capability, we are currently evaluating whether there will be a short or mid term need for this additional manufacturing capacity.  This facility also includes office space.  Given the de-emphasis of Lidosite, we do not anticipate current or short term need for this manufacturing facility.  Therefore, during the first quarter of 2008 we have consolidated all operations (including offices) in the 13-01 Pollitt Drive facility and are approaching the landlord to seek an early lease termination, as well as securing a broker to assist us in securing a subtenant for this space.  We will recognize the present value of the abandoned lease as an expense in the first quarter of 2008.  For the years ended December 31, 2007 and 2006, rent expense for the 17-01 lease was $0.3 million and $0.2 million, respectively.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents, that arise in the ordinary course of business.  There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

In September of 2004, Alza Corporation (“Alza”) filed an opposition in the European Patent Office (EPO) against European Patent No. 0 971 769, entitled, “Circuit and Method for Automatically Turning Off an Iontophoretic System,”  which we refer to as the “769 Patent.”  In the opposition, Alza alleged that the 769 Patent should be revoked because each of the claims lacks novelty or an inventive step over the prior art.  We filed an initial response to the opposition, including amended claims, on July 14, 2005.  A preliminary opinion of the EPO, issued on November 7, 2005, indicated that the amended claims were novel and inventive over the prior art and scheduled oral arguments for March of 2006.  On December 23, 2005, Alza indicated that it will no longer contest the opposition, provided that the EPO maintains the patent based on the amended claims.  In January 2006, we filed amendments to the specification of the 769 Patent to conform it to the amended claims.  Alza objected to the specification amendments.  The EPO indicated in March of 2006 that it was inclined to accept our specification amendments, but invited additional comment on the matter from the parties.  We filed our response with the EPO in May of 2006.  On September 13, 2006, the EPO issued a decision upholding the patent, as amended.  Alza did not file a timely appeal of the EPO’s decision to uphold the patent.  Accordingly, that decision is now final.  Administrative formalities to validate the patent in the relevant European states have now been concluded.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Special Meeting of Shareholders, on November 19, 2007

On November 19, 2007, we held our Special Meeting of Shareholders, as set forth in our Definitive Schedule 14A, filed with the Securities and Exchange Commission on October 11, 2007, and mailed to shareholders on or about October 11, 2007. At the Special Meeting, shareholders approved the following:

1.	A proposal to amend our Articles of Incorporation to increase the number of authorized shares of our common stock, par value $0.001 per share, from 200,000,000 shares to 500,000,000 shares; and

The Inspector of Elections reported that the number of shares outstanding as of the record date, September 19, 2007, and present at the Meeting was as follows:

	Outstanding	Present at Meeting

Common Stock	88,810,397	46,052,909
Class B Convertible Preferred Stock	7,500,000	7,500,000
Total	96,310,397	53,552,909

The amendment to the Articles was passed by the following vote:

	For	Against	Abstain

Amendment to increase the number of authorized	45,816,930	225,504	10,475

On or about December 9, 2007, we filed an amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada which amended the Articles of Incorporation effecting the amendment set forth in the approved proposal.

PART II

ITEM 5. MARKET FOR COMMON EQUITY , RELATED STOCKHOLDER MATTERS AND SMALL   BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock became quoted on the Over The Counter Bulletin Board on May 18, 2005. The ticker symbol for our common stock is "VYHN.OB". The following table sets forth, for the periods indicated, the high and low inter-dealer closing prices per share of our common stock as reported on the Over The Counter Bulletin Board, without retail mark-up, mark-down or commission and may not represent actual transactions. As of April 7, 2008, there were 946 stockholders of record of our common stock and two holders of our Series B convertible redeemable preferred stock.

	High	Low
Year Ended December 31, 2007:
First Quarter	$1.35	$0.61
Second Quarter	3.12	0.89
Third Quarter	2.63	1.41
Fourth Quarter	2.20	0.46
Year Ended December 31, 2006:
First Quarter	$1.10	$0.60
Second Quarter0.	0.90	0.20
Third Quarter	0.58	0.11
Fourth Quarter	1.45	0.49

The following table provides information regarding options outstanding as of December 31, 2007.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders: Vyteris Holdings 2005 Stock Option Plan	2,901,902	$ 2.09	--
Equity Compensation Plans Not Approved by Stockholders: Vyteris Holdings 2005 Stock Option Plan (1)	12,000,000	$ 2.09	4,436,172
Outside Director Stock Incentive Plan (2)	5,000,000	$ 1.94	4,562,320

Total	19,901,902	$ 2.09	8,998,492

(1)
On December 19, 2005, we entered into an employment agreement with Timothy McIntyre, pursuant to which, commencing on January 1, 2006, Mr. McIntyre began serving as our President and CEO.  In connection with his employment agreement, Mr. McIntyre was granted options covering up to 1,750,000 shares of our common stock with vesting upon the achievement of several milestones. The milestones contained in this agreement consisted of both market and performance based vesting terms.. In connection with an amendment to Mr. McIntyre's employment agreement on May 31, 2007, the Board approved a grant of stock options to Mr. McIntyre covering an additional 4,450,000 shares of our common stock, pursuant to our 2005 Stock Option Plan, with vesting upon the achievement of milestones. As of December 31, 2007, 1,800,000 stock options have vested under this employment agreement, as amended, for which we recorded $7.3 million and $0.3 million in compensation expense in the consolidated statement of operations for the years ended December 31, 2007 and 2006, respectively.  Effective August 1, 2007, we entered into an employment agreement with Anthony Cherichella, which calls for an initial grant of 750,000 options under our 2005 Stock Option Plan, which vest upon the occurrence of certain events set forth in the employment agreement, and calls for further grants no less frequently than annually (by March 31st of each calendar year starting in 2008), with the goal of targeting an annual grant of at least 750,000 options. The options shall bear an exercise price equal to market price at the date of grant and become fully vested upon the occurrence of certain events, including, but not limited to, a merger or consolidation or sale of all or substantially all of our assets.  As of December 31, 2007, 100,000 stock options have vested under this employment agreement for which we recorded $0.9 million in compensation expense in the consolidated statement of operations for the year ended December 31, 2007.  The employment agreement with Mr. McIntyre was terminated on March 21, 2008.

(2)	For further information regarding the Outside Director Stock Incentive Plan, see Note 16 to the consolidated financial statements in Item 7 of this Annual report on Form 10-KSB.

Dividend Policy

We have never declared or paid any dividends on our common stock.  We do not anticipate paying any cash dividends on our common stock in the foreseeable future.  We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.  Any future determination to pay cash dividends will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and other factors the board of directors deems relevant, including the provisions of any applicable credit agreements. We are currently restricted from declaring dividends under the terms of various outstanding debentures.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the other financial information and consolidated financial statements and related notes appearing elsewhere in this Form 10-KSB.  This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” and elsewhere in this Form 10-KSB.

Overview

Vyteris, Inc. (formerly Vyteris Holdings (Nevada), Inc., (the terms “Vyteris” and the “Company” refer to each of Vyteris, Inc., its subsidiary, Vyteris, Inc. (incorporated in the State of Delaware) and the consolidated company), has developed and produced the first FDA – approved electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to administer certain therapeutics either directly to the skin or into the bloodstream. In January 2005, Vyteris, Inc. received approval from the United States Food and Drug Administration (“FDA”) for its manufacturing facility and processes for LidoSite. Due to the limited early commercial success of LidoSite, the Company has de-emphasized the LidoSite project and is also actively pursuing its peptide and small molecule opportunities.  See “Business Model” below.  Vyteris, Inc. holds over 60 U.S. patents relating to the delivery of drugs across the skin using a mild electric current and operates in one business segment.  The terms “Company,” “Vyteris,” “us,” “we” or “our” refer to each of Vyteris, Inc., its subsidiary, also named Vyteris, Inc. (incorporated in the state of Delaware) and the combined company.

Liquidity

On December 31, 2007 our cash position was $1.7 million and we had negative working capital of $11.7 million. There is substantial doubt about our ability to continue as a going concern.  During 2007, the Company raised a total of $22.9 million pursuant to which the Company issued to investors a total of 12,110,667 shares of common stock at $0.75 per share and 9,196,666 shares at $1.50 per share (the “2007 Financings”).  Net proceeds were $20.5 million, with finder’s fees and other legal costs of $2.4 million recorded as a reduction of equity as a cost of the transaction.  We also borrowed $0.4 million from Spencer Trask Specialty Group and Affiliates, (“STSG”) in the first quarter of 2007 pursuant to a senior secured promissory note and received $0.5 million in proceeds from the exercise of stock options.  There were no additional equity raises or funds borrowed during the year ended December 31, 2007.

Technology

Our active transdermal drug delivery technology is based on a process known as electrotransport, or more specifically iontophoresis, a process that transports drugs, including peptides, through the skin by applying a low-level electrical current. Our active patch patented technology works by applying a charge to the drug-holding reservoir of the patch. This process differs significantly from passive transdermal drug delivery which relies on the slow, steady diffusion of drugs through the skin. A significantly greater number of drugs can be delivered through active transdermal delivery than is possible with passive transdermal delivery.  Based on our analysis thus far, we estimate that there are currently over 220 FDA-approved drugs that may be delivered through our active transdermal delivery platform.

Business Model

Our commercialization strategy is to focus on near-term and future market opportunities utilizing FDA-approved and marketed drugs (primarily peptides and small molecule drugs) with our proprietary delivery technology, using our own brands and by partnering with major pharmaceutical companies on other opportunities. By pursuing this strategy, our plan is to develop and commercialize new products that can reach the market faster and at a reduced cost than the traditional development of new chemical entities, so as to have a higher probability of commercial success.  During the first quarter of 2007, we focused our resources on implementation of our business model and had no manufacturing or sales activity.  We continued these efforts through the second quarter, and based upon the agreement reached with Laboratory Corporation of America, Inc. (“LabCorp”) during the second quarter of 2007, recommenced manufacturing activities and recommenced sales activities in the third quarter of 2007 in an effort to begin commercialization of Lidosite.   The product launch is the initial introduction of the LidoSite product into a limited targeted market, and we expect to gather sufficient data points in this proof of concept to determine actual market demand for the product.  During July 2007, we undertook the first steps in our project to commercially launch the LidoSite .  The efforts were highlighted by formation of a joint Vyteris – LabCorp team to initiate sales and marketing activities, under the agreement with LabCorp.  In addition, we hired our own internal sales and marketing team and a senior vice president of sales and marketing responsible for spearheading the marketing activities for those specialty markets not covered by the agreement with LabCorp.  Our sales and marketing team worked with LabCorp into the physician office market and the LabCorp patient service centers.  The official product launch occurred in August 2007, and we received our first orders in that month. Demand for the LidoSite product is not sufficient in the short term to sustain the operations of the Company.  Given the anticipated costs to further fuel such demand, the Company will continue to support LidoSite at current levels of demand but is redirecting its efforts to research and development of other utilizations of its Smart Patch technology.  Therefore, in late December, 2007, the Company decided to redirect its business efforts toward development of our patented Smart Patch transdermal technology to deliver peptide molecules.  As a result, on January 31, 2008, we reduced our workforce by approximately 32 employees who were solely or partially dedicated to LidoSite.  This reduction in force, as well as reductions in variable spending related to LidoSite, is intended to reduce our ongoing working capital needs and monthly cash burn while allowing investment into peptide and small molecule product delivery and development opportunities.  Despite the de-emphasis on LidoSite, we will continue to support LidoSite at the more streamlined level to maintain availability of the product at the current level of demand.

We are pursuing new opportunities with products that can be utilized with our Smart Patch technology, facing patent expiration or offer the most promise in application with our iontophoretic technology.  Each new market opportunity and potential product will be evaluated on our projection of speed to market and size of return to us and our partners, in particular looking for high value market sectors. We have identified key areas of market opportunity in the areas of peptides and small molecules which we intend to pursue:

•	Female Infertility Treatment,

•	Migraine Treatment,

•	Pain Management, and

•	Topical Anesthetic.

Our focus on these core market areas represents our belief in their near-term commercialization and revenue-generating opportunity.  In addition, we will continue to support at current levels of demand our LidoSite product in the areas of veinipuncture, dermatology, rheumatology and oncology.

Female Infertility Treatment

In our first foray into the peptide delivery market, we have partnered with Ferring Pharmaceuticals, Inc., or Ferring, for the development of an innovative product to treat female infertility. The product under development would mimic the female body's natural rhythms of hormonal secretions, a characteristic important in the delivery of therapeutics for the treatment of infertility. To be effective, current medication must be delivered in multiple daily doses for up to 21 days during a woman's 28-day ovulation cycle. Many patients currently need to undergo multiple injection-based protocols for ovulation induction, sometimes as many as eight daily injections for up to three weeks. The product being co-developed by Vyteris and Ferring would make it possible to administer the peptide without needles, and is being designed to deliver multiple transdermal pulses automatically, around the clock, in a painless, convenient and cost-effective manner, possibly with as little as two 12-hour patches per day.  In addition to this less painful therapy, there are also potential benefits that would possibly reduce the likelihood of multiple births.

Our long term goal for our infertility product is to increase pregnancy rates without painful delivery methods currently in use.  Our desired result is for drug manufacturers to see the possible opportunity to capture a significant percentage of possible infertility treatment candidates, who decline treatment after the first doctor visit due to the prospect of the painful injections.

Furthermore, the use of an active patch to deliver other peptides could constitute a major scientific breakthrough in the biotechnology and biopharma sectors. Virtually all biotechnology drugs are peptide molecules, and — up to this point — require injections or infusions as the route of administration.  We believe that our SmartPatch technology has the potential to effectively deliver complex peptide profiles, and we hope to pursue a new method of delivery for the high growth bio-technology market which could lead to an increase in demand due to the alternate delivery path and the possibility to increase clinical usage of biotechnology drugs.

The principal terms of our development and marketing agreement and a supply agreement with Ferring are as follows:

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

•
Ferring is responsible for the conduct of, and cost of, clinical trials. Clinical trials include experimental testing of the product on humans in a clinical environment according to FDA guidelines to demonstrate safety and efficacy and ultimately gain FDA approval. This includes all activities associated with design of the experimental trials, selecting the test centers, personnel costs associated with carrying out the trials, acquisition and analysis of data from the trials, and presentation or publication of the data in a format suitable for submission to the FDA; and

•
Ferring is obligated to pay up to $9.0 million on the occurrence of certain events during the term of the agreements. Through December 31, 2007, Ferring has made $0.5 million of such milestone payments to us, and we cannot gauge what, if any, of the rest of the payments we will receive.

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

Migraine Treatment

Another key area where we are seeking to apply our SmartPatch technology is the treatment of migraines.  This may be a highly attractive market segment, estimated at over $3 billion per year (“Migraine Market: Trexima Approval Delays Benefits Generic Triptan”, RedOrbit NEWS, published March 29, 2007), where major market leaders face imminent patent expirations. By focusing on these expiring drugs, we believe we can achieve more rapid commercialization by offering potential partners expanded patent protection through use of our active transdermal patch delivery platform and potentially provide a more effective product.

The treatment of migraine requires rapid onset of medication.  A class of compounds known as “triptans” is currently considered an effective treatment.  We believe a significant market opportunity exists to improve the efficacy of triptan therapy for migraines by changing the method by which triptans are administered.  Taken orally, triptans often fail to deliver sufficient quantities of medication in the short time frame required to optimally treat migraine onset.  Further, they often fail to prevent the second episode, known as recurrence, that many migraine patients suffer within 12 to 18 hours after a first attack.  We have demonstrated in a Phase I study that our proprietary active transdermal delivery technology can be used to provide controlled delivery of zolmitriptan, a leading migraine medication, in humans. Our intent is to complete the necessary trials and obtain FDA approval to launch zolmitriptan in a Smart Patch, about the time it loses patent protection.

Our active patch technology can be pre-programmed for rapid delivery — as little as 10 minutes to achieve therapeutic levels — followed by a sustained maintenance dose that may prevent recurrence. If our Smart Patch is  applied in this area, this customizable drug delivery could offer tremendous advantages in the treatment of migraine, and could improve patient satisfaction and patient compliance. This method of delivery represents a unique and significantly improved therapy and we believe it could be a potentially effective way of treating and preventing recurring migraine headaches.

Pain Management

Another key area of potential partnership with pharmaceutical companies we are pursuing is in pain management, specifically, the non-steroidal anti-inflammatory drug (“NSAID”) sector, which falls in line with our strategy of pursuing high probability, low risk opportunities leading to better patient care.  The NSAID market is potentially worth $6 billion (see “Celebrex sales plunge 40 percent”, CNN Money.com, June 29, 2005). The mid-2005 withdrawal of COX-2 Inhibitor products because of safety issues has led to a 49 percent decline, or a $3 billion immediate market opportunity (see “Celebrex sales plunge 40 percent”, CNN Money.com, June 29, 2005).

NSAIDs have made a dramatic contribution to pain management, but their extensive use has also documented a problematic safety profile, due to gastrointestinal (“GI”) side effects associated with extended use or over dosing of the drugs. In the United States alone, more than 200,000 hospitalizations are attributed to NSAID use, and more than 16,000 deaths a year are attributed to NSAID use (“Easing the Pain of Exercise”, HealthScout, July 22, 2003).  We believe there is market opportunity for a drug delivery system minimizing the GI side affects associated with oral NSAIDs.

Our active delivery system bypasses the gastrointestinal tract minimizing the GI side effects associated with oral NSAIDs, and circumvents a major disadvantage of these commonly used medications. We believe that if our Smart Patch technology is applied to NSAIDs, the controlled drug delivery profile from our active patch could also curtail overdosing of the drugs.

Vyteris Product Solution

The first key area targeted with our Smart Patch Technology, and our “proof in concept” case, has been primarily needle stick pain with a secondary focus on the areas of dermatology, rheumatology and oncology procedures.  On May 6, 2004, we received approval from the FDA to commercially launch our first product, LidoSite.  LidoSite is a topical delivery system indicated for use on normal intact skin to provide local anesthesia prior to needle stick procedures such as venipunctures (blood draws), injections and intravenous therapies for arthritis and oncology patients as well as superficial dermatological procedures.  Our LidoSite product uses our technology to achieve rapid, deep local anesthesia prior to these procedures.

Our LidoSite product delivers lidocaine, a local anesthetic, along with a small quantity of epinephrine, a drug that helps lidocaine work faster and last longer by accelerating the onset of anesthesia and extending the duration of pain reduction. The system consists of a patch that adheres to the skin and contains the pre-filled medication and a small reusable battery-powered dose controller that connects to the patch. Placebo-controlled clinical studies have shown that use of our LidoSite product significantly reduces the pain of both pediatric and adult needle-stick procedures, including blood draws and catheter insertions into a vein, as well as other skin incision or puncture procedures.

Our LidoSite product has substantial advantages over other local anesthesia products available on the market.  Clinical trials have shown that our LidoSite product:

•	works faster, taking as little as 10 minutes to become effective;

•	provides deeper anesthesia in the skin of anywhere from six to 10 mm; and

•	is better suited for applications in the clinic, where time and staff productivity are important.

Significant Accounting Policies

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

We consider certain accounting policies related to revenue recognition, allowance for excess and obsolete inventory, accrued expenses and stock-based compensation to be significant to our business operations and the understanding of our results of operations.

Revenue

Product sales. The Company recognizes product revenue, net of allowances for anticipated returns, provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured.  Delivery is considered to have occurred when title and risk of loss have transferred to the customer.  The price is considered fixed or determinable when it is not subject to refund or adjustments.  Our standard shipping terms are freight on board (F.O.B.) shipping point.  We provide a reserve for sales returns and allowances based upon estimated results, at the time of shipment.

Product development revenue.  In accordance with EITF No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, the Company recognizes revenues for the reimbursement of development costs when it bears all the risk for selection of and payment to vendors and employees.

Licensing revenue.   We use revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force, EITF, Issue 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where the Company has an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized into license fees in the statement of operations over the term of the performance obligation.

Allowance for Excess and Obsolete Inventory

 We assess the valuation of our inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory. The key factors in our inventory review process are our sales forecasts (due to the de-emphasis of the LidoSite product and uncertain future sales opportunities of products currently under development), our historical experience for raw materials and fabricated patch product meeting our specification acceptance criteria.  The failure to meet specifications renders raw materials unusable in our patch fabrication process and for fabricated patches renders such patches not available for sale.  The allowance for excess and obsolete inventory was $1.7 million at December 31, 2007. Increases in the allowance for excess and obsolete inventory result in a corresponding expense to cost of sales.

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

Stock-based compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires that such transactions be accounted for using a fair-value-based method and recognized as expense on the grant date in our condensed consolidated statements of operations.

In considering the fair value of the underlying stock when we grant options or restricted stock, we consider several factors, including third party valuations and the fair values established by market transactions. Stock-based compensation includes estimates of when stock options might be exercised, forfeiture rates and stock price volatility. The timing for exercise of options is out of our control and will depend, among other things, upon a variety of factors, including our market value and the financial objectives of the holders of the options. We have limited historical data to determine volatility in accordance with Black-Scholes-Merton modeling or other acceptable valuation models under SFAS No. 123R. In addition, future volatility is inherently uncertain and the valuation models have its limitations. These estimates can have a material impact on stock-based compensation expense in our condensed consolidated statements of operations but will have no impact on our cash flows. Therefore determining the fair value of our common stock involves significant estimates and judgments.

Deferred Financing and Other Debt-Related Costs

Deferred financing costs are amortized over the term of its associated debt instrument.  We evaluate the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist.  We allocate the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with Accounting Principle Board No. 14 (“APB 14”), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.  The fair value of the warrants issued to note holders or placement agents are calculated utilizing the Black-Scholes option-pricing model.  We are amortizing the resultant discount or other features over the terms of the notes through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date.  If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated.  Our debt instruments do not contain any embedded derivatives at December 31, 2007.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  However, on February 12, 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP No. 157-2.    We do not believe the adoption of SFAS No. 157 will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Although we adopted SFAS No. 159 as of January 1, 2008, we have not yet elected the fair value option for any items permitted under No. SFAS 159.

On December 12, 2007, EITF No. 07-01, "Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property," ("EITF No. 07-01"), was issued. EITF No. 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship.  EITF No. 07-01 is effective for the Company's collaborations existing after January 1, 2009. We are currently evaluating the impact this standard will have on our consolidated financial statements.

Consolidated Results of Operations

The following table sets forth the percentage increases or decreases in certain line items on our consolidated statement of operations for the years ended December 31, 2007 and 2006.

	Years Ended December 31,
	2007 vs. 2006	2006 vs. 2005

Revenues	13.0%	11.5%
Cost of sales	519.3%	(92.9)%
Research and development	10.9%	(9.4)%
General and administrative	131.2%	16.2%
Sales and marketing (1)	457.5%	-
Impairment of fixed assets	(57.1)%	(91.0)%
Non-cash warrant expense consultants (1,2)	-	-
Registration rights penalty	0.0%	(83.9)%
Interest expense, net	(30.1)%	(9.0)%
Net loss	(249.7)%	(19.8)%

(1)	No comparable amounts in the year ended December 31, 2005

(2)	No comparable amounts in the year ended December 31, 2006

Comparison of the Years Ended December 31, 2007 and 2006

Revenues

Our revenues for the years ended December 31, 2007 and 2006 were derived from reimbursement of development costs and related milestones under the license and development agreement with Ferring and sales of the LidoSite product.  Total revenues were $2.8 million in 2007 compared to $2.5 million in 2006, an increase of 13.0% or $0.3 million.  Our revenues in 2007 and 2006 were principally comprised of $2.6 million and $2.2 million under the development and marketing agreement with Ferring.  Sales of our LidoSite product have not been significant, and the marketing of the product has since been de-emphasized.

Cost of sales

Cost of sales were $1.5 million and $0.2 million for the years ended December 31, 2007 and 2006, respectively, an increase of  $1.3 million, or 519.3%. The key factors in the Company’s inventory review process are the anticipated demand for the LidoSite product, historical rates for raw material and fabricated patch meeting its product specification acceptance criteria and contractual terms with Braun and LabCorp. Due to the de-emphasis of the LidoSite product launch and uncertain future sales opportunities, we recorded a valuation allowance for excess and obsolete inventory of $1.4 million for the year ended December 31, 2007 compared to a valuation allowance of $0.2 million for the year ended December 31, 2006.  We do not plan on manufacturing our LidoSite product during 2008 as we have de-emphasized  the LidoSite product launch and have enough products in inventory to satisfy anticipated demand.

Research and development expenses

Research and development expenses were $9.0 million in 2007 compared to $8.1 million for 2006, an increase of $0.9 million or 10.9%. Research and development expenses primarily consist of product development activities in connection with the development and marketing agreement with Ferring and, to a lesser extent, development activities for our LidoSite product. Research and development expenses include a non-cash charge of $0.4 million and $0.3 million for the years ended December 31, 2007 and 2006, respectively, relating to the adoption of SFAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense.  We expect that research and development expenses will remain consistent or increase in 2008 due to the de-emphasis in LidoSite and the opportunities related to the ongoing peptide and small molecule development projects.

General and administrative expenses

General and administrative expenses totaled $15.4 million in 2007 compared to $6.6 million in 2006, an increase of $8.8 million or 131.2%. The primary reason for the increase is due to the impact of SFAS 123R, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense.  General and administrative expenses for the years ended December 31, 2007 and 2006 includes a non-cash charge of $7.6 million and $0.6 million, respectively, related to the issuance of stock options to employees and warrants to consultants. Additionally, our general and administrative expenses increased due to investor relations activities, which included financial advisory consultant expenses, investor presentations, and the hiring of a public relations firm and were $1.6 million and $0.1 for the years ended December 31, 2007 and 2006, respectively.

Sales and marketing expenses

Sales and marketing expenses totaled $6.3 million in 2007 compared to $1.1 million in 2006, an increase of $5.2 million or 457.5%.  The increase in sales and marketing expenses is due to the launch of the LidoSite product in the third quarter of 2007 and includes substantial sales and marketing expenses in the areas of contract sales force, call centers, insurance reimbursement specialists, sales and marketing materials (hard copy and electronic) and public relations activities.  During 2007, we incurred expenses initiating our own internal sales and marketing team, hiring a senior vice president for institutional sales and developing marketing materials for our third quarter product launch of LidoSite. Sales and marketing expenses for the year ended December 31, 2007 also included a non-cash charge of $0.2 million, related to the issuance of stock options to employees and warrants to consultants and $1.3 million to related parties.

Impairment of fixed assets

The Company incurred an impairment of assets charge of $0.1 million for the year ended December 31, 2007 related to the de-emphasis of sales efforts for the Lido-site product.  During 2006, we incurred an impairment charge of $0.2 million related to the suspension, indefinitely, of our plan to complete the purchase, installation and validation of a second manufacturing line.

Non-cash warrant expense – financial consultants

The non-cash warrant expense – financial consultants totaled $17.1 million for 2007. We did not incur non-cash warrant expense – financial consultants in 2006.   During 2007, we entered into various financial consulting agreements, pursuant to which 10,500,000 warrants were collectively issued to consultants to purchase common stock, all of which carry a five year term and an exercise price of $1.50 per share.  Management calculated the estimated fair value of the 10,500,000 warrants to be $17.1 million, using the Black-Scholes option-pricing model.

Registration rights penalty

The provision for the registration rights penalty amounted to $0.3 million for each of the years ended December 31, 2007 and 2006. In connection with certain of our private placement financing transactions, we filed a registration statement with the SEC relating to the resale of shares of our common stock.  Since that registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay a registration rights penalty to certain stockholders. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition and ability to remain in business. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. Interest expense, included in registration rights penalty in the accompanying consolidated statements of operations, was approximately $0.3 million for each of the years ended December 31, 2007 and 2006.

Interest (income) expense, net

Interest (income) expense, net, was $3.8 million in 2007 compared to $5.4 million in 2006 a decrease of 30.1% or $1.6 million. This decrease of $1.6 million is principally attributable to non-cash interest expenses. Non-cash interest expense totaled $2.4 million for 2007 as compared to $3.4 million in 2006.  Coupon and other interest expense totaled $1.6 million in 2007 as compared to $2.1 million for 2006.  Interest income, included in interest expense, net, was $0.2 million and $0.1 million in 2007 and 2006, respectively.

During years ended December 31, 2007 and 2006, interest expense consists of the following:

	Year Ended December 31,
	2007	2006
Non-cash interest expense:
Value of warrant amortization	$766,112	$1,560,720
Offering costs amortization	11,404	1,251,927
Value of warrants issued for Working Capital Facility extension	888,762	591,800
Value of beneficial conversion feature	231,547	12,050
Value of warrants issued for financial consultants	543,751	-
Total non-cash interest expense	2,441,576	3,416,497
Coupon and other interest	957,178	1,494,000
Interest on Series B mandatorily convertible redeemable preferred stock	600,000	600,000
Total interest expense	$3,998,754	$5,510,497

Non-cash debt extinguishment

In August 2007, we entered into an agreement with STSG and its affiliates to amend the Working Capital Facility, the January 2006 Promissory Note and the 2006 Promissory Notes (the “Referenced Debt”).  We performed an evaluation of the amendment whereby we determined the relative fair values of the additional warrants issued in connection with the amendments to the terms of the Referenced Debt, the conversion feature related to the debt and accrued interest in connection therewith, and the incremental value resulting from the change in the exercise price of previously issued warrants. After determining the incremental effect of the debt discount related to these terms, we concluded that debt extinguishment accounting should apply and recorded an immediate non-cash charge of $6.7 million directly to our condensed consolidated statement of operations for the year ended December 31, 2007 representing the incremental fair value of the instruments issued.

Non-cash modification of redeemable preferred stock terms

In August 2007, we agreed to reduce the conversion price of the Series B convertible redeemable preferred stock from $3.58 per share to $1.50 per share owned by STSG and its affiliates.  This agreement was in consideration of STSG deferring mandatory redemption from March 1, 2006 to June 1, 2009.  Since we accounted for the Series B convertible redeemable preferred stock as “a liability on the consolidated balance sheet,” we concluded that an evaluation of the amended terms should be performed pursuant to EITF No. 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments,” (“EITF No. 06-6”).  In accordance with this evaluation, we concluded the amendment resulted in a substantial difference as defined in EITF No. 06-6, and accordingly recorded a non-cash charge of $3.7 million to the consolidated statement of operations for the year ended December 31, 2007, representing the change in the relative values of the instrument.

Revaluation of Warrant Liability

In connection with the November 2006 Financing, the December 2006 Financings and the 2007 Financings, we determined that approximately 24.1 million common shares reserved for issuance under the warrants were in excess of authorized shares on a fully diluted basis (the “excess warrants”).  This required us to record the fair value of the warrants as a liability at each period.  Accordingly, we recorded revaluation of warrant liability expense of $10.3 million in the accompanying condensed consolidated statements of operations for the year ended December 31, 2007.  We amended our certificate of incorporation on May 2, 2007 to increase the amount of authorized shares of common stock to 200,000,000 shares to permit the exercise of the excess warrants and accordingly, such liability was reclassified to equity.

Comparison of the Years Ended December 31, 2006 and 2005

Revenues

Revenues from the license and development agreement with Ferring were $2.2 million in 2006, compared to $1.4 million for the comparable period in 2005, an increase of 59.3% or $0.8 million. This increase is primarily attributable to additional research and development resources dedicated to this agreement during 2006.  Revenues from product sales to B. Braun were approximately $0.1 million in 2006, compared to $0.3 million for the comparable period in 2005, a decrease of 77.8% or $0.2 million. This decrease is primarily attributable to B. Braun’s decision not to expand its sales efforts beyond the initial group of hospitals who had been ordering or trialing our LidoSite products. At December 31, 2006, B. Braun did not provide us with a quarterly purchase orders and a related rolling forecast for the prospective calendar quarters.

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

General and administrative expenses

General and administrative expenses totaled $6.6 million in 2006 compared to $5.7 million in 2005, an increase of 15.8% or $0.9 million. The reductions in general and administrative costs associated with headcount reductions announced on January 31, 2006 of 21 employees or approximately 32% of the workforce was partially offset by the non-cash charge of $0.6 million relating to the adoption of SFAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense.

Sales and marketing expenses

Sales and marketing expenses totaled $1.1 million in 2006 compared to no activity in 2005.  The increase in sales and marketing expenses is due to spending on sales and marketing activities to enter into arrangements with large pharmaceutical companies that presently sell directly to office-based physicians, especially rheumatologists, orthopedic surgeons, pediatricians, dermatologists and internal medicine practitioners.

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

During year ended December 31, 2006 and 2005, interest expense consists of the following:

	Year Ended December 31,
	2006	2005
Non-cash interest expense:
Warrant amortization	$1,560,720	$765,654
Offering costs amortization	1,251,927	169,162
Value of warrants issued for Working Capital Facility extension	591,800	133,650
Value of beneficial conversion feature	12,050	2,964,510
Amortization of fair value of common stock issued, Working Capital Facility	-	956,250
Total non-cash interest expense	3,416,497	4,989,226
Coupon and other interest	1,494,000	441,309
Interest on Series B mandatorily convertible redeemable preferred stock	600,000	600,000
Total interest expense	$5,510,497	$6,030,535

Loss on Extinguishment of Debt

As a result of the closing of the November 2006 Financings, certain anti-dilution provisions in the senior secured convertible debt issued in the August Financing were triggered, whereby the conversion price of the debt, and the exercise price and the number of shares pertaining to the warrants were adjusted to reflect the purchase price agreed to with the investors in the November 2006 Financings.  Pursuant to EITF 06-6, “Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments,” we calculated a revised debt discount related to the change in the warrants and beneficial conversion feature and evaluated the change in the debt discount resulting from the trigger of the anti-dilution agreement. As a result, we concluded that the revised debt discount was equal to the then outstanding debt and a debt modification had occurred. Further, in conjunction with this transaction, in December 2006, we settled approximately $9.0 million of outstanding debt before revised unamortized debt discount. As a result of this modification and settlement, we charged the related unamortized debt discount to the consolidated statement of operations, which resulted in a net loss on debt extinguishment of approximately $0.4 million.

Revaluation of Warrant Liability

In connection with the November and December 2006 Financings, we determined that approximately 11.2 million shares reserved for issuance under the warrants were in excess of authorized shares on a fully diluted basis (the “excess warrants”).  As a result, we plan to amend our certificate of incorporation in 2007 to permit the exercise of the excess warrants.  Until such time that the certificate of incorporation is amended, we have followed the guidance of Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” and have classified these excess warrants of approximately $9.0 million as liabilities in the consolidated balance sheets, using a Black-Scholes model, and have recorded a loss from revaluation of warrants issued in excess of authorized shares of approximately $0.8 million, in the consolidated statements of operations, representing the change in fair value of the warrant from the date of issuance to December 31, 2006. At such time that we complete the aforementioned amendment to our certificate of incorporation, such warrants will be reclassified from a liability to additional paid in capital at its then fair value.

Liquidity and Capital Resources

The consolidated financial statements have been prepared assuming that we will continue as a going concern; however, at our current and planned rate of spending, we believe that our cash and cash equivalents of $1.7 million, as of December 31, 2007 are not sufficient to allow us to continue operations without additional funding. No assurance can be given that we will be successful in arranging the additional planned financing needed to continue the execution of our business plan, which includes the development of new products. In addition, there are notes that mature in the very near term of which there is uncertainty as to our ability to refinance or repay as they mature. Failure to obtain such financing may require management to substantially curtail operations, which may result in a material adverse effect on our financial position and results of operations. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern.

Cash flows from operating activities

For the year ended December 31, 2007 we used $21.6 million of net cash in operating activities, as compared to using $9.3 million of net cash in operating activities during 2006, an increase of $12.3 million, or 133.2%. The principal factors in both years were our net loss and non-cash items.  During 2007, we had a net loss of $70.8 million partially offset by $50.3 million of non-cash items and $(1.2) million of other items resulting in net cash used in operating activities of $21.6 million. During 2006, we had a net loss of $20.3 million partially offset by $6.8 million of non-cash items and $4.2 million of other items resulting in net cash used in operating activities of $9.3 million.  Non-cash items for 2007 include non-cash interest of $2.3 million, warrant-based compensation to financial consultants of $17.1 million, non-cash debt extinguishment of $6.7 million, non-cash modification of redeemable preferred stock items of $3.7 million, loss from revaluation of warrants issued in excess of authorized shares of $10.3 million, stock based compensation charges of $8.2 million, inventory reserves of $1.4 million, $0.3 million in registration rights penalties and depreciation and amortization of $0.4 million. Non-cash items for 2006 include non-cash interest of $3.4 million, loss from revaluation of warrants of $0.8 million, loss on extinguishment of debt of $0.4 million, $0.3 million in registration rights penalties, inventory reserves of $0.2 million, impairment of fixed assets of $0.2 million, depreciation and amortization of $0.6 million and stock-based compensation of $0.9 million.

Cash flows from investing activities

For the year ended December 31, 2007 we used $0.1 million of net cash in investing activities, as compared to providing $0.9 million of cash in investing activities during 2006, a decrease of $1.0 million, or 113.6%.  During 2007, we utilized $0.1 million of restricted cash with respect to rental payments to our landlord.  During 2006, we released $1.1 million of restricted cash in interest payments and $0.1 million to the landlord of our second facility resulting in cash provided by investing activities. In August 2006, we entered into a five year lease agreement for our principal facility which houses our FDA approved manufacturing operations. As part of this agreement, we issued a security deposit to the landlord in the amount of $0.2 million. During 2007, we also purchased $0.2 million in equipment compared to $0.1 million in 2006.  The increase is primarily due to equipment purchases for the sales and marketing efforts of the LidoSite product.

Cash flows from financing activities

For the year ended December 31, 2007, our financing activities provided us with $21.2 million of net cash, as compared to $9.7 million of net cash during 2006, an increase of $11.5 million or 118.9%. During 2007 we received proceeds of $0.4 million from the issuance of secured promissory notes to STSG, we received $20.5 million from the issuance of common stock and warrants in private placements and we received $0.5 million from the exercise of warrants.  These increases were partially offset by a total of $0.1 million in disbursements related to capital lease obligations.  During 2006 we received proceeds of $8.4 million from the issuance of unsecured promissory notes to STSG, we received $9.8 million from the issuance of common stock and warrants in private placements and we received net proceeds of $0.5 million from the issuance of senior secured debentures in December 2006.  These increases were partially offset by a total of $9.1 million in principal payments to holders of our senior secured convertible debentures during 2006.

Financing Events 2007 and 2006

Working Capital Facility

On February 23, 2007, STSG loaned to the Company $0.4 million in aggregate principal amount in the form of a senior secured promissory note subject to the terms of its Working Capital Facility with STSG, which was originally put into place in September 2004.  As of December 31, 2007 and 2006, respectively, $2.9 million and $2.5 million were outstanding under this facility.  In August 2007, the Company entered into an agreement with STSG to extend the maturity date of Working Capital Facility to June 1, 2009.

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

As an inducement to STSG to purchase the August 30, 2006 Subordinated Convertible Unsecured Promissory Note, we agreed to amend the prior 2006 Promissory Notes to conform the conversion provision of the notes to conversion at the option of the holder, rather than automatic conversion, in a "Qualified Financing," as defined.  On December 11, 2006, STSG elected to convert $3.0 million of the 2006 Promissory Notes into 4.0 million shares of common stock, at a conversion price of $0.75 per share, in connection with the December 2006 Financing (a “Qualified Financing”).  In addition, in August 2007, we reduced the conversion price of the 2006 Promissory Notes to $1.50 in connection with the extension of the Working Capital Facility.

2007 Private Placements

During the year ended December 31, 2007, we raised $9.1 million pursuant to which we issued to investors a total of 12,110,667 shares of common stock at $0.75 per share.  In connection with this financing, we paid finders fees to Wolverine and to STVI, in the amount of $0.9 million and $0.04 million, respectively, representing 10% of the gross proceeds raised.  In addition, we issued to Wolverine International Holdings Ltd. (“Wolverine”) and Spencer Trask Ventures, Inc. (“STVI”) a related-person of STSG, a principal stockholder, warrants to purchase up to 1,161,664 and 49,400 shares of our common stock, respectively, representing 10% of the common stock issued to investors. Each warrant may be exercised for five years from the date of issuance to purchases shares of common stock for $0.75 per share. The transaction calls for filing of a registration statement to cover the resale of the common stock and the amount of common shares underlying the warrants issued to Wolverine and STVI pursuant to their agreements with the Company. Net proceeds were $8.0 million, with finder’s fees and other legal costs of $1.1 million recorded as a reduction of equity as a cost of the transaction.

The Company during the same period also raised $13.8 million pursuant to which the Company issued to investors a total of 9,196,666 shares of common stock at a purchase price of $1.50 per share. The subscribers were also issued warrants to purchase Company common stock in the amount of the number of shares purchased. Those investor warrants bear a three year term and have an exercise price of $3.00 per share, and contain a mandatory exercise provision at the Company’s election should the market price of the Company’s common stock be at least $4.00 for 20 consecutive trading days. In connection with this financing, the Company paid a finder’s fee to Ramp, as assignee from Wolverine, in the amount of $1.4 million, representing 10% of the gross proceeds raised. In addition, the Company issued to Ramp International, Inc. (“Ramp”), warrants to purchase up to 919,667 shares of the Company's common stock, respectively, representing 10% of the common stock issued to investors. Each warrant may be exercised for five years from the date of issuance to purchase shares of common stock for $3.00 per share. Net proceeds were $12.4 million, with finder’s fees and other legal costs of $1.4 million recorded as a reduction of equity as a cost of the transaction.

Cash Position

As of December 31, 2007, we had a cash balance of $1.7 million and negative working capital of $11.7 million as compared with a cash balance of $2.2 million and negative working capital of $17.5 million at December 31, 2006.

Although the Company’s auditors were not required to assess the Company’s internal controls under Section 404(b) of the Sarbanes Oxley Act of 2002 for the 2007 fiscal year, we have expended significant resources continuing to finalize our plan for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, including expenditure of $0.4 million in consulting fees related to development of policies and procedures needed to comply with Section 404.

On November 12, 2004 we filed a registration statement with the SEC relating to the resale of shares of our common stock.  Since that registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continued, an amount equal to 2% of such purchase price, until we have cured the delay, with an overall cap on such liquidated damages of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. Interest expense, included in registration rights penalty in the accompanying consolidated statements of operations, was approximately $0.3 and $0.3 million for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, we accrued approximately $2.1 million for this penalty.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with capital and operating leases, manufacturing equipment, and employee agreements as set forth in the table below:

	Payments due by Period as of December 31, 2007
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$4,067,732	$688,505	$1,445,390	$1,093,687	$840,150
Continuous motion patch machine	192,500	192,500	—	—	—
Capital lease obligations	22,422	22,422	—	—	—
Distribution agreement	300,000	120,000	180,000	—	—
Insurance financings	109,414	109,414	—	—	—
Debt obligations	8,691,550	475,000	8,216,550	—	—
Advisory agreement	480,000	180,000	300,000	—	—
Total	$13,863,618	$1,787,841	$10,141,940	$1,093,687	$840,150

Effective as of September 28, 2004, upon cancellation of all outstanding shares of Vyteris Series A convertible preferred stock, the holders of Vyteris Holdings Series B convertible mandatorily redeemable preferred stock were entitled to receive an annual cash dividend of 8% of the then applicable redemption price, as defined, out of funds legally available, payable quarterly. The dividends with respect to Vyteris Holdings Series B convertible mandatorily redeemable preferred stock are cumulative (from the time that the Vyteris Series A convertible mandatorily redeemable preferred stock was retired), whether or not earned or declared and shall be paid quarterly in arrears. All of the outstanding shares of Vyteris Series A convertible redeemable preferred stock were cancelled on September 28, 2004. We accrued interest on the Vyteris Holdings Series B convertible mandatorily redeemable preferred stock of $0.15 million in each of the four quarters of 2007 and 2006.  We expect to accrue interest of $0.6 million per year until redemption begins.

We are required to pay Becton Dickinson a royalty in respect of sales of each iontophoresis product stemming from intellectual property received by us from Becton Dickinson as part of our formation.  For each such product, on a country-by-country basis, that obligation continues for the later of 10 years after the date of the first commercial sale of such product in a country and the date of the original expiration of the last-to-expire patent related to such product granted in such country.  The royalty, which is to be calculated semi-annually, will be equal to the greater of 5% of all direct revenues, as defined below, or 20% of all royalty revenues, with respect to the worldwide sales on a product-by-product basis.  No royalties were to be earned by Becton Dickinson prior to November 10, 2005.  “Direct revenues” are the gross revenues actually received by us from the commercial sale of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges or certain other expenses.  “Royalty revenues” are the gross revenues actually received by us from any licensing or other fees directly relating to the licensing of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges and certain other expenses.  The total accrued royalty in the consolidated balance sheet as of December 31, 2007 and 2006 was insignificant.

Commencing on March 1, 2006 and continuing for one year thereafter, we were required to redeem on a quarterly basis an amount of Vyteris Holdings Series B convertible redeemable preferred stock equal to 5% of the gross profits derived from the sale of LidoSite. During the following years, we will be required to redeem (on a quarterly basis) an amount of Vyteris Holdings Series B convertible redeemable preferred stock equal to 10% of the gross profits derived from the sale of LidoSite. The redemption price of the Vyteris Holdings Series B convertible redeemable preferred stock is $1.00 per share  (adjusted for splits, etc.) plus any accrued but unpaid dividends. No such redemptions have been required to date, and none are anticipated for the foreseeable future.

Subsequent Events

Related Party Transaction

        Beginning in the third quarter of 2006, Monumed, LLC (“Monumed”) provided services to us in conjunction with the launch of  our LidoSite product and related commercialization efforts.  In May 2007, our then Chief Executive Officer, Timothy J. McIntyre, advised our Board of Directors that his brother was a shareholder of Monumed, which was in addition to prior disclosure that his brother was a Monumed employee.  Mr. McIntyre then advised the Board of certain procedures being implemented to mitigate the occurrence of any risks of conflicts of interest.

In 2006, Talle Creative (“Talle”), billed $76,321 in website and marketing services to Vyteris, which was paid in full.  When Monumed began providing services to Vyteris in late 2006, several of the personnel, who had provided services to Vyteris on behalf of Talle, were also some of the personnel who provided services to Vyteris on behalf of Monumed.  In early 2008, Mr. McIntyre informed Vyteris that Talle was a minority equity owner in Monumed; however, Vyteris management and its Board was unaware of an equity ownership by Talle in Monumed until the 2008 disclosure.

        On February 4, 2008, our Board of Directors  was also made aware that Mr. McIntyre has an indirect familial relationship with Monumed.  Mr. McIntyre stated that CFTB, LLC (“CFTB”) owns 50.2% of the membership interests in Monumed and that CFTB is wholly-owned by Carey Cuttone, Mr. McIntyre’s spouse.

        Further, on February 13, 2008, our independent auditor, Amper, Politziner & Mattia, P.C., informed the Audit Committee that the omission of disclosure of these related party transactions may be a material weakness in our internal controls over financial reporting.  ~~.~~Subsequently, the Board of Directors formed a Special Assessment Committee (the “Committee”) to conduct a review  into the facts and circumstances regarding the nondisclosure by Mr. McIntyre regarding Monumed and the resulting failure of disclosure of such related party transaction in our filings with the Securities and Exchange Commission.  This Committee retained independent counsel to assist it in making the assessment and make relevant recommendations to the Committee, which assessment is still ongoing.  Based upon our analyses to date we have concluded that a material weakness over financial reporting exists.

        We are in the process of implementing remediation efforts with respect to the material weakness noted above as follows:

1.	Enhanced due diligence on new directors and officers.

2.
Annual review of 10 largest vendors (by dollar amount) with management to determine whether related party transactions exist.  In addition, a background investigation and request for proposal process to be implemented for new vendors with a purchase order greater than $100,000.

3.	Written approval by the Audit Committee for all related party transactions.

We have paid to Monumed a total of $1.3 million and $0.3 million during 2007 and 2006, respectively.   As of February 4, 2008, December 31, 2007 and December 31, 2006, unpaid invoices owed by us to Monumed amounted to approximately $0.2 million in each of the periods. In addition, as a result of the redirection of our business toward the development of peptides, management does not anticipate the utilization of Monumed’s services to be material during 2008.

Unregistered Sales of Securities

As of February 7, 2008, the Company raised a total of $1.8 million in a private placement pursuant to which the Company issued to investors a total of 9,000,000 shares of common stock at a purchase price of $0.20 per share (“February 2008 Financing”).  The investors were issued warrants to purchase Company Common Stock in the amount of two times the number of shares purchased, or 18,000,000 total warrants.  Those investor warrants bear a five year term and have an exercise price of $.20 per share, and contain a mandatory exercise provision at the Company’s election should the market price of the Company’s Common Stock be at least $0.30 for 20 consecutive trading days.  In connection with the February 2008 Financing, the Company paid a finders fee to Ramp in the amount of $180,000, representing 10% of the gross proceeds raised.  Ramp reinvested its cash fee in the February 2008 Financing and received 900,000 shares of common stock and 1,800,000 warrants, which were issued in addition to the 9,000,000 shares of common stock and 18,000,000 warrants issued to the investors.  In addition, the Company issued to  Ramp warrants to purchase up to 900,000 shares of the Company's common stock, respectively, representing 10% of the common stock to be issued to investors.  All warrants issued to Ramp contain terms identical to the terms of the warrants issued to the investors in the February 2008 Financing.  Net proceeds (after reinvestment of the cash finders fee) were $1.8 million.

Redirection of Business Toward Advancement of Peptides and Resulting Reduction in Workforce

Following the successful results of a completed Phase 1 clinical trial demonstrating that our patented Smart Patch transdermal technology delivered a peptide molecule in humans without the use of needles (see January 22, 2008 announcement), Vyteris, with approval from its Board of Directors, determined to redirect its business to focus its development of peptide delivery using Smart Patch technology.  Due to the opportunity within the peptide/small molecule arena, the Company also determined to de-emphasize its marketing efforts related to its LidoSite product.  As a result, on January 31, 2008, the Company reduced its workforce by approximately 32 employees that were solely or partially dedicated to LidoSite.   This reduction in force, as well as reductions in variable spending related to LidoSite, are intended to reduce the Company’s ongoing working capital needs and monthly cash burn while allowing investment into peptide product delivery and development opportunities.  Despite the de-emphasis on LidoSite, the Company will continue to support LidoSite at the more streamlined level to maintain availability of the product at the current level of demand.

Temporary Reduction in Exercise Price of Warrants Issued by the Company

On February 1, 2008, the Company temporarily reduced the exercise price of all of its issued and outstanding warrants to $.20 and sent notification to all of its warrantholders to that effect.  As of February 1, 2008, the Company had  57,973,807 warrants issued and outstanding.  On February 28, 2008,  the total number of warrants exercised was 9,184,547 resulting in net proceeds to us of $1.8 million.  All shares issued as a result of these warrant exercises are unregistered, restricted shares of our common stock.  Thus, as of February 28, 2008, 48,789,260 of the remaining warrants eligible for conversion remained issued and outstanding and reverted to their original terms.  We expect to record a non-cash expense in the first quarter of 2008 related to the modification of the exercise price.

Resignation of Director

Gregory Lawless resigned as a member of the Company’s Board of Directors, effective as of February 6, 2008 to pursue other business interests.  At the time of his resignation, Mr. Lawless served on the Company’s Audit and Compensation Committees.  To the knowledge of the Board of the Directors of the Company, this resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Appointment of Director

On  February 29, 2008, John E. Burrows, having been duly elected, joined the Board of Directors of the Company.  Mr. Burrows is expected to serve on the Company’s Audit Committee and Special Assessment Committee.  He may also serve on the Compensation Committee or the Nominating and Corporate Governance Committee.  There are no arrangements between Mr. Burrows and any persons pursuant to which Mr. Burrows was selected as a director.  Mr. Burrows will be granted 50,000 options pursuant to the Company’s 2007 Outside Director Cash Compensation and Stock Incentive Plan.

Resignation of Chief Executive Officer

On March 21, 2008, Vyteris, Inc. (the "Company") entered into a Separation and General Release Agreement (“Agreement”), with Timothy McIntyre, the President and Chief Executive Officer of the Company.

The Agreement provides for the following:

•	Mr. McIntyre has resigned as President and Chief Executive Officer and a Director of the Company, effective as of March 21, 2008.

•
Mr. McIntyre shall be paid an annual bonus for 2007 equal to $98,000 within 10 days of effectiveness of the Agreement, and shall be paid severance equal to $152,000 on the six month and fifth day following his termination from employment.

•	Mr. McIntyre shall be entitled to retain all stock options issued to him which have vested as of the date of the Agreement, but all unvested stock options shall immediately terminate.

•	Mr. McIntyre has released the Company from certain claims related to his employment and resignation.

Donald Farley, the Chairman of the Company’s Board of Directors, has been appointed as the Interim Executive Chairman of the Company to serve until a replacement President or Chief Executive Officer is appointed.  Please refer to the Company’s Annual Proxy Statement on Schedule 14A filed with the SEC on April 27, 2007 for a description of Mr. Farley’s background, as required under Item 5.02(c).

Forward-Looking Information

This Annual Report on Form 10-KSB contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). When used in this Form 10-KSB, the words “anticipate,” “believe,” “estimate,” “will,” “plan,” “seeks,” “intend,” and “expect” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-KSB. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-KSB, including under the heading “Risk Factors.” All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-KSB. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this prospectus, as well as all other information included in all other filings, incorporated herein by reference, when evaluating the Company and its business. If any of the following risks actually occurs, our business, financial condition, and results of operations could suffer. In that case, the price of our common stock could decline and our stockholders may lose all or part of their investment.

RISKS RELATED TO OUR BUSINESS

We are experiencing a severe, continuing cash shortage and without sufficient financing we may be required to cease operations, and this demonstrates uncertainty as to our ability to continue as a going concern.

As of December 31, 2007, our cash and cash equivalents amounted to $1.7 million. Without any substantial revenues, we have been dependent upon more than $31.0 million in net cash provided by financing activities, since January 1, 2006 to remain in business.  As of December 31, 2007, our current liabilities exceeded our current assets by approximately $11.7 million.  If we do not continue to raise capital until we generate sufficient revenue to cover this working capital deficit, we will be required to discontinue or substantially modify our business.  These factors raise substantial doubt about our ability to continue as a going concern.  The report of the independent registered public accounting firm relating to the audit of our consolidated financial statements for the year ended December 31, 2007 contains an explanatory paragraph expressing uncertainty regarding our ability to continue as a going concern because of our operating losses and our need for additional capital. Such explanatory paragraph could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any future financing that we may obtain.  In February 2008, we temporarily decreased  the exercise price of some of our warrants to induce warrant holders to exercise those warrants.

We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability.

From November 2000 through December 31, 2007, we incurred net losses in excess of $172.4 million, as we had been engaged primarily in clinical testing and development activities. We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur significant losses for the foreseeable future and to finance our operations through sales of securities and incurrence of indebtedness.

We have a substantial amount of indebtedness owed to a related party which becomes due on December 1, 2008, and we may not have the capital to repay the principal amount due.

$5.4 million principal amount of unsecured indebtedness (“Unsecured Notes’) held by Spencer Trask Specialty Group and affiliates (collectively, “STSG”) of the Company becomes due and payable in full on December 1, 2008.  If an extension is not obtained, the Company will be required to repay the principal balance of such indebtedness plus any accrued and unpaid interest thereon on December 1, 2008.  If payment in full is not timely made or an extension obtained, the failure to pay may trigger acceleration of other indebtedness of the Company, which is secured by the Company’s assets.  The lenders of such secured indebtedness could exercise their rights against the assets of the Company and could cause foreclosure of the Company’s assets.  Therefore, the Company must either raise sufficient capital to pay all amounts due with respect to the Unsecured Notes or obtain an extension.  There can be no assurances that the Company will be able to either (i) raise sufficient capital; or (ii) obtain an extension of the maturity date of such Unsecured Notes.  Failure to do so could result in cessation of the Company’s business due to foreclosure on its assets.

We are subject to restrictive covenants and terms which are not likely to be waived by the holders of various financing instruments to which the Company is a party.

        When we have issued various financing instruments, we were required to agree to several restrictive covenants and terms, including, among others, restrictions on our ability to sell to, merge with, or purchase, another business, incur additional debt, grant liens on our assets, or buyback or redeem stock, without the consent of those lenders. The holders of such instruments have advised us that they have no intention of granting us waivers with respect to any of those covenants or terms. Several of those covenants and terms have made, and may make, it more difficult for us to obtain additional financing through the issuance of debt securities.

An agreement that provided us with our principal source of revenues is subject to termination on short notice.

        Our agreement with Ferring Pharmaceuticals, Inc., under which we are developing a drug delivery product for female infertility, enables Ferring to terminate our relationship on short notice. This agreement was our principal source of revenues during 2006 and 2007. Any reduction in our revenues will produce further need for capital infusions, which may not be available to us.

We may be unable to hire and retain the key management necessary to develop and grow our business.

We rely on the continued service of our senior management, our chief technical staff, and other key employees as well as the hiring of new qualified employees. In the pharmaceutical industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. Given the concern over our long-term financial strength, we may not be successful in recruiting new personnel and retaining and motivating existing personnel, which could lead to increased turnover and reduce our ability to meet the needs of our current and future customers. If we are unable to retain qualified personnel, we could face disruptions to operations, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. If employee turnover increases, our ability to provide customer service and execute our strategy would be negatively affected.

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

Our limited operating history as an independent drug delivery business makes predicting our future growth and operating results difficult. Vyteris, Inc., our subsidiary incorporated in Delaware, now a subsidiary of Vyteris, Inc. (incorporated in Nevada), was incorporated in Delaware in 2000, although a substantial portion of its business was developed by Becton Dickinson from prior to 1990 until 2000.

As a small company with limited financial resources, we have not proven that we will be capable to meet the many challenges that we face.

You should consider the risks and uncertainties that a company with limited financial resources, such as Vyteris, faces in the rapidly evolving market for drug delivery technologies. In particular, you should consider that we have not proven that we will be able to:

•	raise significant additional capital in the public or private markets;
•	obtain the regulatory approvals necessary to commence selling drug delivery systems that we may develop in the future,
•	manufacture products in a manner that enables us to be profitable or meets regulatory, strategic partner or customer requirements;
•	attract, retain and manage a qualified, diverse staff of engineers and scientists;
•	develop the relationships with strategic partners and key vendors that are necessary to our ability to exploit the processes and technologies that we develop;
•	effectively manage our operations;
•	develop new products and drug delivery processes and new applications for our drug delivery technology;
•	respond effectively to competitive pressures

If we cannot accomplish all or even some of these goals, our business is not likely to succeed.

Our drug delivery business may not generate any material revenues from sales of the one product that we are currently permitted to sell, LidoSite, in which case our results of operations, financial condition and liquidity will be materially and adversely impacted and our opportunities to develop, market and sell other products may be jeopardized.

To date, we have not generated material revenues of our first drug delivery product, LidoSite, during 2007. As is common in our industry, we have spent many years and substantial sums of money in developing LidoSite. To develop that product to the point where we are able to commence commercial sales, it has been necessary for us to prove our concepts, develop patent positions, engage in substantial clinical trials, develop appropriate manufacturing processes, obtain necessary regulatory approvals and engage in marketing activities. With all of this work effort and the attendant capital and operating expenditures, we still have not tested the market in a manner that can assure us or our investors that we will derive material revenues from LidoSite. We have determined that we will be highly unlikely to derive material revenues from sale of our LidoSite product in the near term; consequently, our liquidity will be materially and adversely impacted, and we will require additional capital, and we may find it more difficult to attract marketing partners for subsequent products that we may develop.

We cannot expect that we will be able to derive material revenues from the sale of products in the near future.

While we have commenced development of other products and believe that our technology can and should be pursued with respect to several applications that could result in commercially viable products.  The process of developing drug delivery products to the point of commercial sales takes significant time and requires a substantial commitment of financial and other resources that may not be available to us for regulatory approval. We cannot assure investors that we will have the financial resources necessary to bring future products to market or that developments in our industry will not preclude us from expanding our product line beyond LidoSite, a product that is currently being de-emphasized. If we are unable to bring additional products to market, our entire business would be at risk in the event that market or competitive conditions threatened the viability of our existing product, thereby increasing the risk of a business interruption or discontinuation.

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

We rely on single suppliers for certain key materials and components used in our Smart Patch delivery system, which makes us dependent on persons or events that we cannot control.

Certain raw materials and components used in the manufacture of our Smart Patch delivery system are available only from single suppliers. Some of those materials or components are custom-made for us and are the result of long periods of collaboration with our suppliers. The hydrogel that we use to hold the drugs in the patch and the electrode subcomponents that we use to carry current through our delivery system, for example, are both provided by single suppliers. Any curtailment of the availability of such raw materials or components could be accompanied by production or other delays and could result in a material loss of sales, with resulting adverse effects on our business and operating results. In addition, because raw material sources for pharmaceutical products must generally be approved by regulatory authorities, changes in raw material suppliers may result in production delays, higher raw material costs and loss of sales, customers and market share.

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

As an organization we have had limited experience in manufacturing drug delivery systems for sale. We must increase our production capabilities significantly beyond our present manufacturing capacity, which has been focused on producing small quantities of our products, and incur significant capital expense in order to be able to produce our products in commercial volumes in a cost effective manner. The equipment and machinery that we use to manufacture the drug and patches for our products are expensive and custom-built, and have never been used in the large-scale production of pre-filled drug delivery patches.

We cannot assure you that we can:

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

We may not be able to manufacture our products, in a manner that ensures that the systems provide reproducible dosages of stable formulations of drugs for sufficient periods after manufacture. If we cannot ensure that our products have sufficient post-production shelf-life, we may be unable to produce our products in sufficient quantities to develop an economical supply chain. Accordingly, we may not be able to manage our inventory successfully.

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

The failure of any of our products, to achieve market acceptance could materially and adversely impact our future success.

Our future success depends upon the acceptance of any of our potential future products by health care providers and patients. In addition, our future success may be dependent upon acceptance by third-party payors -- including, without limitation, health insurance companies, Medicaid and Medicare -- of products that we may develop in the future. Such market acceptance may depend on numerous factors, many of which may not be under our control, including:

•	the safety and efficacy of our products;

•	regulatory approval and product labeling;

•	the availability, safety, efficacy and ease of use of alternative technologies;

•	the price of our products relative to alternative technologies; and

•	for future products, the availability of third-party reimbursement.

Our LidoSite product is based upon a method of drug delivery through the skin that, to date, has not gained widespread market acceptance. We cannot assure you that LidoSite or any future product will ever gain broad market acceptance.  In fact since its launch in the third quarter of 2007, our LidoSite product has enjoyed very limited commercially success, and we cannot predict that any of our future products will be more commercially successful.

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

Our ability to commercialize successfully our products will depend, in large measure, on our ability to protect those products and our technology with United States and foreign patents. We will also need to continue to preserve our trade secrets. The issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. The patent positions of pharmaceutical, biotechnology and drug delivery companies, including our Company, are uncertain and involve complex legal and factual issues.

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

Research and development, clinical testing and obtaining regulatory approvals for new drug delivery systems takes a significant amount of time and requires significant investment in skilled engineering and scientific personnel and in expensive equipment. Furthermore, manufacturing our lidocaine delivery system requires expensive, custom-built machinery. We have made these investments, and intend to continue to make such investments, for our products based on internal projections of the potential market for that system and of our potential profit margins on sales of that system. If those projections are inaccurate, we may not be able to obtain an acceptable return on our investment in the development of our products. If our projections of the prospects of new products are inaccurate, we may make investments in the development, testing and approval of those products that may result in unsatisfactory returns.

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

We face substantial competition for any future products that we may develop, as well as for strategic partner transactions. Our failure to adequately compete could have a material adverse effect on our ability to develop, market and sell our products and meet our financial projections.

There is substantial competition to develop alternative drug delivery solutions from both drug delivery technology and pharmaceutical companies, most of which are much larger and have far greater resources than we do. Further, the drug delivery, pharmaceutical and biotechnology industries are highly competitive and rapidly evolving. We expect that significant developments in those industries will continue at a rapid pace. Our success will depend on our ability to establish and maintain a strong competitive position for our products while developing new products that are effective and safe. We cannot assure you that any of our products will have advantages over alternative products and technologies that may be developed later and that may be significant enough to cause health care providers to prefer those products or technologies over ours.

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

Any drug delivery system we may develop or manufacture in the future may result in injuries to persons using those products as a result of mislabeling, misuse or product failure. While we carry product liability insurance with respect to the now-completed clinical trials and for the commercial sale of our LidoSite product, there can be no assurance that our coverage will be adequate to protect us against future liability claims. Furthermore, we cannot assure you that we can afford to maintain the insurance that we have obtained. Product liability insurance is expensive and there can be no assurance that this insurance will be available to us in the future for the commercial sale of our delivery system or for any new products, on terms satisfactory to us, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We have recently announced that we have redirected our business towards peptide delivery and as a result we do not expect to commercialize any products for the next 24-36 months

We have announced that we will be de-emphasizing our efforts away from our only commercially available product, LidoSite.  As a result, our future efforts will be dependent upon the successful development of new products with new and existing partners. There are no assurances that we will be successful in continuing the development of new products.  As such, we do not expect to commercialize any of these products in the next 24-36 months.  In addition, if any of these new products is not approved in a timely manner or does not gain market acceptance, it will adversely effect our business, financial condition, results of operations and future prospects.

Sales of a significant number of shares of our common stock, warrants or the exercise of stock options could depress the market price of our stock.

        The market price of our common stock could decline as a result of sales of substantial amounts of common stock in the public market after this offering or the perception that substantial sales could occur. These sales also might make it difficult for us to sell equity securities in the future at a time when, and at a price which, we deem appropriate.

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

Although these 51,360,971 shares were sold in private placements, and we have not registered the resale of these shares, under the SEC’s Rule 144, 30,053,638 of those shares were potentially eligible for resale, subject to compliance with Rule 144, on December 31, 2007, and the remainder of those shares were potentially eligible for resale by February 2008, under the SEC’s recent amendments to Rule 144.  The eligibility of these shares for resale could harm the market price of our stock.

As of December 31, 2007, we had stock options to purchase 10,525,055 shares of our common stock outstanding, of which options to purchase 3,309,569 shares were exercisable. Also outstanding as of the same date were warrants exercisable for 59,973,807 shares of common stock.  There are also 7.5 million shares of preferred stock which are convertible into Common Stock on a one for one basis.  Exercise of any outstanding stock options or warrants could harm the market price of our common stock

We may be unable to list our Common Stock on the NASDAQ or any other securities exchange, in which case an investor may find it difficult to dispose of shares or obtain accurate quotations as to the market value of our Common Stock.

Although we may apply to list our common stock on NASDAQ or the American Stock Exchange in the future when and if we have stabilized our liquidity concerns, we may not be able to meet the initial listing standards, including the minimum per share price and minimum capitalization requirements, of either of those or any other stock exchange, and we may not be able to maintain a listing of our common stock on either of those or any other stock exchange. If we are unable to list our common stock on Nasdaq, the American Stock Exchange or another stock exchange, or to maintain that listing, we expect that our common stock will continue to trade on the OTC Bulletin Board maintained by NASDAQ, or possibly another over-the-counter quotation system or on the "pink sheets," where an investor may find it difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we are subject to an SEC “penny stock” rule that imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may adversely affect the liquidity of our Common Stock. It also makes it more difficult for us to raise additional capital.

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

ITEM 7. FINANCIAL STATEMENTS.

VYTERIS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Vyteris, Inc.

We have audited the accompanying consolidated balance sheets of Vyteris, Inc. and Subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vyteris, Inc. and Subsidiary at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standard 123 (new 2004) "Stock Based Compensation".  As discussed in note 14 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Interpretation (FIN) No. 48 "Accounting for Uncertainty in Income Taxes- an interpretation of Statement of Financial Accounting Standards No. 109.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As more fully described in Note 1, the Company has incurred recurring losses and is dependent upon obtaining sufficient additional financing to fund operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 1.  The financial statements do not include any adjustments to reflect the possible future effects of the recoverability of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Amper, Politziner & Mattia, P.C.

Edison, New Jersey
April 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
   Vyteris, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit), and cash flows of Vyteris Inc. (formerly known as Vyteris Holdings (Nevada), Inc.) and Subsidiary for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Vyteris, Inc. for the year ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

MetroPark, New Jersey
March 15, 2006

VYTERIS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,716,671	$2,171,706
Accounts receivable, net	7,257	88,731
Inventories, net	—	3,374
Prepaid expenses and other current assets	246,519	311,684
Restricted cash	50,428	90,994
Total current assets	2,020,875	2,666,489

Restricted cash, less current portion	240,000	300,000
Property and equipment, net	688,800	936,103
Debt issuance costs	—	82,676
Other assets	276,026	273,376
TOTAL ASSETS	$3,225,701	$4,258,644

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Working Capital Facility to a related party	$—	$2,500,000
Senior secured convertible promissory note, net of discount	243,597	—
Senior secured convertible debentures, net of discount	—	210,048
Subordinated convertible notes due to related party	5,366,550	—
Warrant liability	—	8,993,368
Accounts payable	1,897,359	2,838,959
Accrued registration rights penalty	2,141,132	1,880,948
Interest payable and accrued expenses due to related party	1,821,519	933,277
Accrued expenses, deferred revenue and current portion of capital lease obligations	2,262,295	2,817,258
Total current liabilities	13,732,452	20,173,858

Working Capital Facility to a related party	2,850,000	—
Senior secured convertible debentures, net of discount	—	12,050
Subordinated convertible notes due to a related party, net of discount	—	5,325,631
Deferred revenue, less current portion	318,284	442,962
Capital lease obligations, less current portion	—	22,422

Preferred stock, 50,000,000 shares authorized, on December 31, 2007 and December 31, 2006:
Series B convertible, mandatorily redeemable preferred stock; 7,500,000 shares issued and outstanding on December 31, 2007 and December 31, 2006; liquidation preference $9,450,000 and $8,850,000 at December 31, 2007 and December 31, 2006, respectively	9,450,000	8,850,000
Total liabilities	26,350,736	34,826,923

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, par value $.001 per share; 500,000,000 shares authorized, 88,880,897 and 63,284,956 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	88,881	63,285
Additional paid-in capital	149,152,702	70,922,366
Accumulated deficit	(172,366,618)	(101,553,930)
Total stockholders’ equity (deficit)	(23,125,035)	(30,568,279)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,225,701	$4,258,644

The accompanying notes are an integral part of these consolidated financial statements.

VYTERIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
Revenues:
Product sales	$24,868	$70,159	$315,497
Product development revenue	2,634,540	2,243,368	1,407,883
Other revenue	124,679	150,583	485,626
Total revenues	2,784,087	2,464,110	2,209,006

Costs and expenses:
Cost of sales	1,490,847	240,714	3,407,702
Research and development	8,956,962	8,080,228	8,922,600
General and administrative	15,369,243	6,648,813	5,720,237
Sales and marketing	6,251,362	1,121,261	—
Impairment of fixed assets	82,637	192,850	2,134,308
Non-cash warrant expense – financial consultants	17,115,000	—	—
Registration rights penalty	260,184	260,184	1,620,764
Total costs and expenses	49,526,235	16,544,050	21,805,611
Loss from operations	(46,742,148)	(14,079,940)	(19,596,605)

Interest (income) expense:
Interest income	(210,359)	(93,435)	(74,549)
Interest expense to related parties	2,208,557	1,767,885	2,221,707
Interest expense	1,790,197	3,742,612	3,808,828
Interest expense, net	3,788,395	5,417,062	5,955,986

Other expenses:
Non-cash debt extinguishment	6,724,523	382,781	—
Non-cash modification of redeemable preferred stock terms	3,680,000	—	—
Revaluation of warrant liability	10,341,408	837,764	—
Total other expenses,	20,745,931	1,220,545	—

Loss before benefit from state income taxes	(71,276,474)	(20,717,547)	(25,552,591)

Benefit from state income taxes	463,786	466,887	291,722
Net loss	$(70,812,688)	$(20,250,660)	$(25,260,869)

Net loss per common share:
Basic and diluted	$(0.89)	$(0.79)	$(1.31)

Weighted average number of common shares:
Basic and diluted	80,007,514	25,770,292	19,293,858

The accompanying notes are an integral part of these consolidated financial statements.

VYTERIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional			Total
	Common Stock		Paid-in	Deferred	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity (Deficit)
Balance at January 1, 2005	19,293,858	$19,294	$57,435,387	$(131,546)	$(56,042,401)	$1,280,734
Adjustment for cancelled – unamortized, stock options	–	–	(16,143)	16,143	–	–
Compensation associated with stock option grants	–	–	38,050	(38,050)	–	–
Amortization of deferred compensation	–	–		64,510	–	64,510
Disbursements related to issuance of common stock	–	–	(313,501)	–	–	(313,501)
Issuance of warrants associated with working capital facility	–	–	543,368	–	–	543,368
Issuance of warrants in connection with issuance of senior secured convertible debentures	–	–	3,031,745	–	–	3,031,745
Beneficial conversion of senior secured convertible debentures	–	–	2,964,511	–	–	2,964,511
Issuance of warrants in connection with placement of senior secured convertible debentures holders	–	–	178,751	–	–	178,751
Net loss	–	–	–	–	(25,260,869)	(25,260,869)
Balance at December 31, 2005	19,293,858	19,294	63,862,168	(88,943)	(81,303,270)	(17,510,751)
Reclassification of deferred stock compensation upon adoption of SFAS 123R	–	–	(88,943)	88,943	–	–
Stock-based compensation expense	–	–	934,500	–	–	934,500
Issuance of common stock for capital raised and preferred stock	30,053,598	30,054	11,010,174	–	–	11,040,228
Disbursements related to issuance costs of common stock raise and warrants	7,100,000	7,100	(1,240,759)	–	–	(1,233,659)
Issuance of common stock pursuant to conversion of subordinated convertible notes due to a related party	4,000,000	4,000	2,996,000	–	–	3,000,000
Issuance of warrants associated with working capital facility	–	–	591,800	–	–	591,800
Issuance of common stock upon cashless exercise of warrants	936,000	936	(936)	–	–	–
Issuance of common stock pursuant to conversion of senior secured convertible debentures	1,901,500	1,901	476,699	–	–	478,600
Issuance of warrants in connection with subordinated convertible notes due to a related party	–	–	62,267	–	–	62,267
Beneficial conversion of senior secured promissory note debentures	–	–	475,000	–	–	475,000
Reclassification of warrant value to a liability due to insufficient authorized shares	–	–	(8,155,604)	–	–	(8,155,604)
Net loss	–	–	–	–	(20,250,660)	(20,250,660)
Balance at December 31, 2006	63,284,956	63,285	70,922,366	–	(101,553,930)	(30,568,279)
Non-cash stock-based compensation expense	-	-	8,166,739	–	–	8,166,739
Exercise of stock options	300,655	301	501,227	–	–	501,528
Issuance of restricted shares under outside director compensation plan	77,680	78	57,522	–	–	57,600
Issuance of common stock for capital raised	21,307,333	21,307	22,856,692	–	–	22,877,999
Disbursements related to issuance costs of common stock raise and warrants	–	–	(2,417,512)	–	–	(2,417,512)
Issuance of warrants associated with working capital facility	–	–	736,287	–	–	736,287
Issuance of common stock pursuant to conversion of senior secured convertible debentures	3,854,829	3,855	959,852	–	–	963,707
Transfer of warrant liability to equity upon shareholder approval of sufficient authorized shares	–	–	19,334,776	–	–	19,334,776
Cashless exercise of warrants	55,444	55	(55)	–	–	–
Issuance of warrants to advisors	–	–	543,750	–	–	543,750
Issuance of warrants to financial consultants	–	–	17,115,000	–	–	17,115,000
Charge resulting from non-cash debt extinguishment, net of unamortized discount	–	–	6,696,058	–	–	6,696,058
Charge resulting from non-cash modification of redeemable preferred stock terms	–	–	3,680,000	–	–	3,680,000
Net loss	–	–	– -	–	(70,812,688)	(70,812,688)
Balance at December 31, 2007	88,880,897	$88,881	$149,152,702	$–	$(172,366,618)	$(23,125,035)

The accompanying notes are an integral part of these consolidated financial statements.

VYTERIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,812,688)	$(20,250,660)	$(25,260,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	386,865	599,094	571,335
Stock based compensation charges	8,166,739	934,500	64,510
Amortization of discount on secured promissory notes to a related party	—	—	543,368
Amortization of common stock issued for secured promissory notes to a related party	—	—	956,250
Amortization of beneficial conversion feature of warrants	—	—	2,964,511
Amortization of senior secured convertible debentures discount	753,659	1,539,371	355,936
Amortization of debt issuance costs	12,405	1,251,928	169,162
Amortization of discount on senior secured promissory note	231,547	12,050	—
Accrued registration rights penalty	260,184	260,184	1,620,764
Non-cash warrant expense – financial consultants	17,115,000	—	—
Non-cash debt extinguishment	6,724,523	—	—
Non-cash modification of redeemable preferred stock items	3,680,000	—	—
Inventory reserves	1,431,411	184,163	2,486,036
Impairment of fixed assets	82,638	192,850	2,134,308
Loss on extinguishment of debt	—	382,781	—
Loss from revaluation of warrants issued in excess of authorized shares	10,341,408	837,764	—
Warrants issued for working capital facility	736,287	591,800	—
Issuance of warrants to advisor	543,750	—	—
Other	(73,150)	(32,802)	—
Change in operating assets and liabilities:
Accounts receivable	81,474	(15,232)	(1,707)
Inventory	(1,428,037)	(73,217)	(2,600,356)
Prepaid expenses and other assets	65,165	222,581	178,654
Accounts payable	(941,600)	1,316,722	568,778
Accrued expenses and other liabilities	(425,464)	1,452,384	442,600
Interest payable and accrued expenses to related parties	1,488,242	1,339,600	722,089
Net cash used in operating activities	(21,579,642)	(9,254,139)	(14,084,631)
CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash, net	100,566	1,188,757	(1,579,751)
Security deposit	—	(198,376)	—
Purchase of equipment	(222,200)	(95,799)	(1,323,923)
Net cash (used in) provided by investing activities	(121,634)	894,582	(2,903,674)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement of common stock and warrants	20,530,759	9,847,989	(313,501)
Proceeds from exercise of options	501,528	—	—
Net proceeds from issuance of secured and unsecured promissory notes to a related party	350,000	8,366,550	2,500,000
Net proceeds for issuance of senior secured convertible debentures	—	475,000	9,133,566
Repayment of senior secured convertible debentures	—	(9,057,693)	—
Net proceeds from or disbursements related to capital lease obligations and other	(136,046)	73,240	55,680
Net cash provided by financing activities	21,246,241	9,705,086	11,375,745
Net (decrease) increase in cash and cash equivalents	(455,035)	1,345,529	(5,612,560)
Cash and cash equivalents at beginning of the period	2,171,706	826,177	6,438,737
Cash and cash equivalents at end of the period	$1,716,671	$2,171,706	$826,177

The accompanying notes are an integral part of these consolidated financial statements.

VYTERIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

	Years Ended December 31,
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:	2007	2006	2005
Interest paid	$38,346	$909,906	$315,443
Issuance of warrants to placement agents	15,154,645	3,510,889	—
Issuance of warrants in connection with issuance of Working Capital Facility to related parties	—	—	3,031,745
Issuance of common stock in exchange for services	—	7,100	—
Issuance of warrants in connection with issuance of secured promissory notes to related parties	—	591,800	543,368
Issuance of warrants in exchange for services in connection with issuance of senior secured convertible debentures	—	—	178,751
Issuance of warrants in connection with issuance of subordinated convertible unsecured promissory note	—	62,267	—
Beneficial conversion of convertible notes	—	475,000	—
Conversion of convertible secured promissory notes payable to related parties into common stock	—	3,000,000	—
Conversion of senior secured convertible debentures into common stock	963,707	478,600	—
Reclassification of warrant value to a liability due to insufficient authorized shares	19,334,776	8,155,604	—
Cashless exercise of warrants for common stock	$55	$936	$—

The accompanying notes are an integral part of these consolidated financial statements.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Business

Vyteris, Inc. (formerly Vyteris Holdings (Nevada), Inc., (the terms “Vyteris” and the “Company” refer to each of Vyteris, Inc., its subsidiary, Vyteris, Inc. (incorporated in the State of Delaware) and the consolidated company), has developed and produced the first FDA – approved electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to administer certain therapeutics either directly to the skin or into the bloodstream. In January 2005, Vyteris, Inc. received approval from the United States Food and Drug Administration (“FDA”) for its manufacturing facility and processes for LidoSite. Launch of this product has not met our expectations and accordingly we are de-emphasizing this product and emphasizing our other products under development.  Vyteris, Inc. holds over 60 U.S. patents relating to the delivery of drugs across the skin using a mild electric current and operates in one business segment.  Due to the limited early commercial success of LidoSite, we reassessed our business model in late December 2007.  Accordingly, we have de-emphasized the LidoSite project and are actively pursuing peptide and small molecule opportunities.  As a result, the Company experienced a reduction in force of personnel associated with the Lidosite project in the first quarter of 2008.

Basis of presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During 2007, the Company financed its operations with a $0.4 million loan in the form of a senior secured promissory notes from Spencer Trask Specialty Group, LLC, or STSG (see Note 6), issued in the first quarter.  In addition, during 2007 the Company raised a total of $22.9 million, with net proceeds of $20.5 million, pursuant to stock purchase agreements for the sale of shares of common stock at $0.75 per share and at $1.50 per share (see Note 11).  Net proceeds from these financings have not provided sufficient funds for the Company’s current operations. Subsequent financings have been and will be required to fund the Company’s operations. No assurance can be given that the Company will be successful in arranging further financings needed to continue the execution of its business plan.  In addition, there are notes that mature in December 2008 of which there is uncertainty as to the Company’s ability to refinance or repay as they mature. Failure to obtain additional financing will require management to substantially curtail or discontinue operations, which will result in a material adverse effect on the financial position and results of operations of the Company.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue in business as a going concern.

Intercompany balances and transactions have been eliminated in consolidation.

2. Significant Accounting Policies

Cash equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the date of purchase to be cash equivalents.

        Restricted cash

As of December 31, 2007, the Company had $0.3 million of restricted cash that guarantees issued letters of credit to support our lease agreement.  As of December 31, 2006, the Company had $0.4 million of restricted cash, consisting of $0.1 million deposited in a cash collateral account to secure the payment of interest on the senior secured convertible debentures and the optional debentures, and $0.3 million that guarantees issued letters of credit.

Accounts receivable

Accounts receivable are unsecured and non-interest bearing and are recorded net realizable value.  The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends and other information.  Delinquent accounts are written-off when it is determined that the amounts are uncollectible.  The Company did not require any allowance for doubtful accounts as of December 31, 2007 and 2006.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

The Company assesses the valuation of its inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory. The key factors in the inventory review process are the historical rates for raw material and fabricated patch meeting the Company’s product specification acceptance criteria and anticipated demand for its LidoSite product.  Increases in the allowance for excess and obsolete inventory result in a corresponding increase to cost of sales.

Property and equipment, net

Property and equipment, net is stated at cost. Depreciation and amortization of property and equipment is provided on a straight-line basis over the asset’s estimated useful life or related lease term as follows:

Manufacturing and laboratory equipment	5 years
Furniture and fixtures	5 years
Office equipment	3 years
Leasehold improvements	4 – 10 years
Software	3 years

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

Revenues

Product sales. The Company recognizes product revenue, net of allowances for anticipated returns, provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured.  Delivery is considered to have occurred when title and risk of loss have transferred to the customer.  The price is considered fixed or determinable when it is not subject to refund or adjustments.  The Company’s standard shipping terms is freight on board (F.O.B.) shipping point.  The Company provides a reserve for sales and returns allowances based upon estimated results, at the time of shipment.

Product development revenue.  In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” the Company recognizes revenues for the reimbursement of development costs as incurred, in instances where the Company bears the risk for selection of and payment to vendors and employees.  Costs associated with such activities are included in research and development expenses on the consolidated statements of operations.

The cost of the product licensing and development agreements with Ferring Pharmaceuticals, Inc. (“Ferring”), a leading pharmaceutical company in women’s health, was approximately $1.3 million, $1.1 million and $0.8 million, for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in research and development expense in the accompanying consolidated statements of operations.

Licensing Revenue.  The Company uses revenue recognition guidance outlined in Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and EITF, Issue 00-21 “Revenue Arrangements with Multiple Deliverables.” Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where the Company has an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the consolidated balance sheet and amortized into product development revenue in the consolidated statement of operations over the term of the performance obligation.

Stock-based compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”), No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the consolidated statements of operations.

The Company adopted SFAS No. 123R using the modified prospective method as of January 1, 2006. The Company’s consolidated financial statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of adopting SFAS No. 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. See Note 16 “Stock Based Compensation Plans and Employment Agreements” for further details.

The following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the year ended December 31, 2005:

Year Ended December 31, 2005
Net loss, as reported	$(25,260,869)
Add: stock-based employee compensation expense included in reported net loss	64,510
Deduct: stock-based employee compensation expense determined under fair value based method for all awards	(3,555,756)
Pro forma net loss	$(28,752,115)

Net loss per common share, as reported:
Basic and diluted	$(1.31)
Basic and diluted, pro forma	$(1.49)

Weighted average number of common shares:
Basic and diluted	19,293,858

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“FIN No. 48”). Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. Effective January 1, 2007, we adopted the provisions of FIN No. 48. See Note 14 for additional information.

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

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the revenues and expenses reported during the period. These estimates and assumptions are based on management’s judgment and available information and, consequently, actual results could differ from these estimates.

Net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic net loss per common share, or basic EPS, is computed by dividing net loss by the weighted-average number of common shares outstanding.  Diluted net loss per common share, or diluted EPS, is computing by dividing net loss by the weighted average number of shares and dilutive common share equivalents then outstanding.  Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of preferred stock and debentures.  For all years presented on the consolidated statement of operations, diluted EPS is identical to basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive due to net losses for the years ended December 31, 2007, 2006, and 2005. For the years ended December 31, 2007, 2006 and 2005, respectively, common stock equivalents of 80,876,542, 47,925,317, and 16,026,549 were excluded from the net loss per common share calculation because the effect of their inclusion would be anti-dilutive.

Long-lived assets

The Company reviews long-lived assets, including fixed assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows.  For the years ended December 31, 2007, 2006 and 2005, the Company recognized impairment charges of  $0.1 million, $0.2 million and $2.1 million, respectively, in the consolidated statements of operations, primarily relating to equipment used to produce our now de-emphasized LidoSite product line.

Financial instruments

Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities reported in the consolidated balance sheets equal or approximate their fair value due to their short term to maturity.

Preferred stock

SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” specifies that instruments within its scope embody obligations of the issuer and that the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer’s equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a “freestanding financial instrument” as a financial instrument that (1) is entered into separately and apart from any of the entity’s other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. Accordingly, the Company has classified the Series B convertible, mandatorily redeemable preferred stock as a liability in the accompanying consolidated balance sheets.

        Debt instruments, offering cost and the associated features and instruments contained therein

Deferred financing costs are amortized over the term of its associated debt instrument. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the debt instrument between the warrants and the debt based on their relative fair values in accordance with Accounting Principle Board No. 14 (“APB 14”), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value of the warrants issued to debt holders or placement agents are calculated utilizing the Black-Scholes option-pricing model. The Company  amortizes the resultant discount or other features over the terms of the debt through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated. The Company’s debt instruments do not contain any embedded derivatives at December 31, 2007.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company deposits its cash and cash equivalents with major financial institutions.  At December 31, 2007, the Company had a cash balance in a financial institution that exceeded federal deposit insurance limits. Management believes that credit risk related to this deposit is minimal. Concentrations of credit risk in the Company’s account receivables is substantially mitigated by the Company’s credit evaluation process.  The Company analyzes the customer’s credit worthiness and current economic trends when evaluating a customer’s credit risk.

Risk and uncertainties

The Company’s current and future operations are dependent upon many factors.  These factors include, but are not limited to, single source providers, few customers, product development risk, and limited capital resources.  These risks, along with others, are described in detail in the “Risk Factors” in the Company’s Form 10KSB for the year ended December 31, 2007.

Reclassifications

Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation.

Recently issued accounting standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”(“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  However, on February 12, 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within scope of FSP No. 157-2. The Company does not believe that the adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Although the Company adopted SFAS No. 159 as of January 1, 2008, the Company has not yet elected the fair value option for any items permitted under SFAS No. 159.

On December 12, 2007, EITF No. 07-01, "Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property," ("EITF No. 07-01"), was issued. EITF No. 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship.  EITF No. 07-01 is effective for the Company's collaborations existing after January 1, 2009. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

3. Restructuring

On January 31, 2006, the Company announced a headcount reduction of 21 employees or approximately 32% of the workforce as compared to December 31, 2005.  In connection with the reduction in headcount, the Company recorded approximately $0.1 million of severance related expenses in the consolidated statement of operations during the year ended December 31, 2006. There were no unpaid severance costs as of December 31, 2006.  See Note 21, “subsequent events” for 2008 restructuring.

4. Inventories, net

Inventories, net consist of the following:

	December 31,
	2007	2006

Raw materials	$1,319,026	$510,276
Work in process	110,459	203,964
Finished goods	273,885	43,500
Inventory	1,703,370	757,740
Excess and obsolete inventory	(1,703,370)	(754,366)
Inventories, net	$-	$3,374

The Company assesses the valuation of its inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory and the lower of cost or market adjustment. The key factors in the Company’s inventory review process are the historical rates for raw material and fabricated patch meeting its product specification acceptance criteria and anticipated demand for its LidoSite product. The Company does not expect to have a marketing campaign for the LidoSite product as the Company is focusing its resources and efforts in other products. Based upon this analysis, the Company recorded inventory reserves in cost of sales of $1.4 million, $0.2 million and $2.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

5. Property and Equipment, net

Property and equipment, net consist of the following:

	December 31,
	2007	2006

Manufacturing and laboratory equipment	$1,883,753	$2,029,512
Furniture and fixtures	326,672	324,669
Office equipment	402,008	260,373
Leasehold improvements	367,818	330,657
Software	202,376	198,345
Property and equipment	3,182,627	3,143,556
Less: Accumulated depreciation and amortization	(2,493,827)	(2,207,453)
Property and equipment, net	$688,800	$936,103

Depreciation and amortization expense, included in costs and expenses in the accompanying consolidated statements of operations, was approximately $0.4 million, $0.6 million and $0.6 million for each of the years ended December 31, 2007, 2006 and 2005, respectively.  Capitalized lease cost included in property and equipment was $0.1 million as of December 31, 2007 and 2006 and accumulated amortization on capitalized leases was $0.04 million and $0.02 million as of December 31, 2007 and 2006, respectively.

In January 2008, the Company announced a de-emphasis of the sales and marketing efforts of its Lidosite product.  As a result, the Company incurred an impairment charge of $0.1 million for the year ended December 31, 2007 on the machinery and equipment used in the production of the Lidosite product.

In March 2006, the Company suspended, indefinitely, its plan to complete the purchase, installation and validation of a second manufacturing line.  Since this manufacturing line was custom manufactured for the Company, there is no resale value and the Company has therefore recorded approximately $0.2 million and $2.1 million in impairment charges related to this manufacturing line for the years ended December 31, 2006 and 2005, respectively.

6.  Working Capital Facility

In September 2004, STSG, a related party,  agreed to provide the Company with up to $5.0 million in working capital loans, as amended, in the form of 11.5% secured demand promissory notes (the “Working Capital Facility”). Pursuant to the terms of the Working Capital Facility, amounts drawn under the facility were to be repaid on or before November 15, 2005, however the repayment was not made. The Working Capital Facility is secured by a lien on all of the Company’s and its operating subsidiary’s assets but is subordinate to the lien on those assets held by the lenders in the December 2006 Senior Secured Convertible Promissory Note (see Note 10).

Through several amendments, STSG and the Company had agreed to the following: (a) the noteholders waived all covenant defaults resulting from inadequate collateral coverage until June 1, 2007, (b) the maturity dates under the Working Capital Facility were deferred until June 1, 2007, which was again subsequently extended to June 1, 2009, (c) on a monthly basis until May 31, 2007, the Company issued to the noteholders warrants to purchase 110,000 shares of the Company's common stock at an exercise price of $2.40 per share, and (d) the lenders shall have the option to convert the outstanding principal amount of the Working Capital Facility into Company common stock at a price of $1.50 per share.  Management estimated that the fair value of the 550,000, 1,320,000 and 165,000 warrants issued during the years ended December 31, 2007, 2006 and 2005, respectively, was $0.5 million, $0.6 million and $0.1 million using the Black-Scholes option-pricing model.  No warrant issuances have been made thereunder since May 2007 as a result to the amendment to the Working Capital Facility (See Note 10).  The interest expense on the outstanding principal amount for the years ended December 31, 2007, 2006 and 2005 was estimated to be approximately $0.2 million, $0.1 million and $0.1 million, respectively and is included in interest expense to related parties in the accompanying consolidated statements of operations.

Upon the issuance of common stock in the November 2006 Financing, the December 2006 Financing and the 2007 Financings at a purchase price below the current exercise price of the aforementioned warrants, the Company applied the weighted average anti-dilution provisions contained in the Working Capital Facility warrant agreement (see Note 10 and Note 11).

On February 23, 2007, STSG loaned to the Company $0.4 million in aggregate principal amount in the form of a senior secured promissory note subject to the terms of the Working Capital Facility.  In connection with the loan, on a monthly basis the Company issued to the noteholders warrants to purchase 49,280 shares of the Company’s common stock at an exercise price of $0.75 per share. Management estimated that the fair value of the 197,120 warrants issued during the year ended December 31, 2007 was approximately $0.2 million, using the Black-Scholes option-pricing model.  The fair value of these warrants is included in interest expense to related parties in the accompanying consolidated statements of operations.

As of December 31, 2007 and 2006, respectively, $2.9 million and $2.5 million was outstanding under the Working Capital Facility. The Company recorded accrued and unpaid interest to related parties of approximately $0.3 million and $0.1 million in accrued expenses in the accompanying consolidated balance sheets as of December 31, 2007 and 2006, respectively.

7. Accrued Registration Rights Penalty

In connection with the delayed filing of a registration statement for securities sold pursuant to a $15.1 million private placement in 2004, the Company incurred approximately $1.4 million of liquidating damages in 2005. In addition, the Company is obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable.  The Company has not yet paid such amount and interest continues to accrue. Interest expense, included in registration rights penalty in the accompanying consolidated statements of operations, was $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

8. Accrued Expenses, Deferred Revenue and Current Portion of Capital Lease Obligations

Accrued expenses, deferred revenue and current portion of capital lease obligations consist of the following:

	December 31,
	2007	2006

Compensation, accrued bonuses and benefits payable	$243,358	$879,202
Finders’ fees on 2006 private placements	-	1,103,747
Continuous motion patch machine costs and delivery	192,500	166,264
Deferred revenue, current portion	124,678	124,678
Accrued insurance costs	109,414	106,301
Accrued accounting, legal and consulting fees	242,253	145,553
Current portion of capital lease obligation	22,422	29,746
Accrued research and development third party costs	262,349	-
Outside services	227,200	-
Deposits payable to investors	325,000	-
Other	513,121	261,767
Accrued expenses, deferred revenue and current portion of capital lease obligations	$2,262,295	$2,817,258

9. Senior Secured Convertible Debentures, Net of Discount

Senior secured convertible debt consists of the following:

	December 31,
	2007	2006
Total principal amount of outstanding debt before debt discount	$-	$963,707
Unamortized debt discount	-	(753,659)
Total senior secured convertible debt, net of discount	$-	$210,048

At December 31, 2006, the outstanding balance of the senior secured convertible debt was held by Qubit Holdings LLC, (“Qubit”), an entity owned by certain trusts established for the benefit of the children of the Company’s controlling stockholder, Kevin Kimberlin.  On March 31, 2007, Qubit elected to convert the entire remaining principal balance into 3,854,829 shares of the Company’s common stock at a conversion price of $0.25 per share.  As a result of this conversion of debt, the Company accelerated the amortization of deferred offering costs relative to the amount of debt converted.  Offering costs of $0.1 million related to the conversion of debt to common stock were recorded as a reduction of paid in capital on March 31, 2007.

In addition, as a result of this conversion, the Company charged the related $0.6 million of unamortized debt discount to interest expense, included in the consolidated statement of operations on March 31, 2007. Debt discount amortization expense, included in interest expense in the accompanying consolidated statements of operations totaled $0.8 million and $1.5 million for the years ended December 31, 2007 and 2006, respectively.

In connection with the issuance of the senior secured convertible debt in 2005, the Company issued Qubit warrants to purchase 3,601,993 shares of the Company’s common stock with an exercise price of $0.25 per share, which fair value was being amortized over the term of the debt with the remaining unamortized amount expensed at the date of conversion. These warrants were adjusted in 2006 for the weighted average anti-dilution calculation per the terms of the agreement. These warrants are outstanding as of December 31, 2007.

10. Promissory Notes

January 2006 Promissory Note

On January 31, 2006, STSG provided the Company with a $0.3 million loan in the form of 10.0% subordinated convertible unsecured promissory note (the "January 2006 Promissory Note"). Pursuant to the terms of the January 2006 Promissory Note, amounts outstanding has a maturity date of December 1, 2008. At any time prior to maturity date, STSG shall have the option to convert the entire January 2006 Promissory Note and interest accrued into shares of the Company's common stock at a conversion price of $2.40 per share. In connection with the January 2006 Promissory Note, the Company issued warrants to STSG that are exercisable into a maximum of 52,083 shares, in the aggregate, of the Company's common stock at an exercise price of $2.88 per share.

The Company allocated the aggregate proceeds of the January 2006 Promissory Note between the warrants and the debentures based on their relative fair values in accordance with APB No. 14 and thus recorded approximately $62,000 as additional paid-in capital for the value allocated to the warrants. Management determined the fair value of the warrants utilizing the Black-Scholes option-pricing model. The Company is amortizing the fair market value of the warrants through December 1, 2008, the date of maturity. Warrant amortization expense was de minimis for the years ended December 31, 2007 and 2006.  The balance outstanding, net of discount, at December 31, 2007 and 2006 is $0.0 million and $0.04 million, respectively.

2006 Promissory Notes

In 2006, STSG provided the Company with a total of $8.1 million in loans in the form of Subordinated Convertible Unsecured Promissory Notes (the “2006 Promissory Notes”).  The 2006 Promissory Notes: (i) mature on December 1, 2008; (ii) bear interest at a rate equal to 13% per annum payable in cash on a semi-annual basis; (iii) are convertible into shares of common stock at a conversion price of $1.50 per share; (iv) are convertible into the Company’s next private financing of equity or debt securities and (v) have piggy-back registration rights.

During 2006, the Company agreed to amend the 2006 Promissory Notes to conform the conversion provision to convert at the option of the holder, rather than automatic conversion in a "Qualified Financing," as defined. On December 11, 2006, STSG elected to convert $3.0 million of the 2006 Promissory Notes into 4.0 million shares of common stock, at a conversion price of $0.75 per share, in connection with the December 2006 Financing (a “Qualified Financing”).

The following is a schedule of the remaining balance of the January 2006 Promissory Note and the 2006 Promissory Notes at December 31, 2007:

Issuance Date	Principal Amount	Balance
January 31, 2006	$250,000	$250,000
February 13, 2006	500,000	500,000
February 16, 2006	500,000	500,000
March 21, 2006	500,000	500,000
April 4, 2006	500,000	500,000
April 18, 2006	750,000	750,000
May 5, 2006	500,000	500,000
May 23, 2006	500,000	500,000
June 8, 2006	500,000	500,000
June 26, 2006	500,000	500,000
July 7, 2006	200,000	200,000
July 18, 2006	166,550	166,550
Less: fair value of warrants (original basis $62,267), fully amortized		-
Balance at December 31, 2007		$5,366,550

December 2006 Senior Secured Convertible Promissory Note

On December 11, 2006, the Company issued a senior secured convertible promissory note in the principal amount of $0.5 million to Allen Capital Partners. This promissory note accrues interest at a rate of 6% per annum and is payable on or before December 10, 2008. The holder of this note may elect to convert it at any time into shares of common stock of the Company at a conversion price of $0.25 per share. The promissory note is secured by the assets of the Company.

In accordance with EITF 98-5 and EITF 00-27, the Company has determined that there is a beneficial conversion feature to the December 2006 Senior Secured Convertible Promissory Note in the amount of $0.5 million. This amount is being amortized over the life of the debt using the effective interest method. Debt discount amortization expense for the year ended December 31, 2007 was $0.2 million and is included in interest expense in the consolidated statements of operations, the balance outstanding as of December 31, 2007 and 2006 is $0.2 million and $0.5 million, net of the debt discount of $0.3 million and $0.5 million, respectively.

Amendments to Various Debt Instruments

In August 2007, the Company entered into an agreement with STSG and its affiliates to amend the Working Capital Facility and the January 2006 Promissory Note and  2006 Promissory Notes (collectively referred to as the “Referenced Debt.”).  Significant aspects of the agreement related to the Referenced Debt are as follows:

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

(iii)	the Company and STSG agreed to revise the interest rate on the 11.5% Secured Promissory Notes to a revised rate of 9% per annum, commencing June 1, 2007;

(iv)	the conversion price on all Referenced Debt into the Company’s common stock was reduced to $1.50 per share; and

(v)	the Company agreed to revise the exercise price on 949,071 warrants previously issued to STSG to and exercise price of $1.50 per share.

The Company performed an evaluation of the amendment pursuant to EITF No. 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments” (“EITF No. 96-19”), in an effort to determine whether debt extinguishment accounting should be applied pursuant to that pronouncement.  The Company determined that the change in the present value of cash flows resulting from the amendments to the Referenced Debt and the outstanding debt immediately prior to the amendment were not substantially different (as defined in the pronouncement).  Debt extinguishment accounting was then required to be evaluated pursuant to EITF No. 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments,” (EITF No. 06-6). Accordingly, the Company performed a separate evaluation pursuant to EITF No. 06-6 to determine the significance of revised debt discounts resulting from the amendments to the terms of the Referenced Debt.

In connection with the Company’s evaluation of the revised debt discounts resulting from the significant aspects of the amendments to the terms of the Referenced Debt under EITF No. 06-6, the Company considered the ramifications of EITF No. 98-5 and EITF No. 00-27, whereby the Company determined the relative fair values of the additional 1,000,000 warrants issued in connection with the amendments to the terms of the Referenced Debt, the conversion feature related to the debt and accrued interest in connection therewith, and the incremental value resulting from the change in the exercise price of the 949,071 warrants referenced above. After determining the incremental effect of the debt discount related to these terms, the Company concluded that when compared to the value of the debt immediately prior to the agreement, the relative fair value of these terms represented a “substantial difference” as defined in EITF 06-6.  Accordingly, the Company concluded that debt extinguishment accounting should apply and recorded an immediate non-cash charge of $6.7 million directly to its consolidated statement of operations, representing the incremental “fair value” of instruments issued.

11. Private Placements of Common Stock and Warrants

$0.25 Private Placement

In the fourth quarter of 2006, the Company raised $5.75 million pursuant to which the Company issued to investors a total of (i) 23,000,000 shares of common stock and (ii) 11,500,000 warrants, each of which may be exercised for two years from the date of issuance to purchase an additional share of common stock for $0.45 per share (the “November 2006 Financing”). These securities were offered in units of two shares of common stock and one warrant at a purchase price of $0.25 per unit (the “Unit”). Each warrant is callable by the Company when the bid price of the common stock trades at or above $1.00 per share for twenty consecutive trading days. These securities were issued in a private placement exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of that act. In connection with the agreement, the Company will use its best efforts to register the shares, however, no penalties are required in the event the Company does not register the shares.  During 2007, the shares issued in connection with the November 2006 Financing became freely tradable under Rule 144.

In connection with the November 2006 Financing, the Company paid finders fees to Wolverine International Holdings Ltd. (“Wolverine”) and to Spencer Trask Ventures, Inc. (“STVI”) a related-person of STSG, a principal stockholder of the Company, in the amount of $0.5 million and $0.1 million, respectively, representing 10% of the gross proceeds raised.  In addition, the Company issued to Wolverine and STVI warrants to purchase up to 950,000 and 200,000 shares, respectively, representing 10% of the Units issued to investors. Each warrant may be exercised for two years from the date of issuance to purchase two additional shares of common stock for $0.25 per share and $0.45 per share of common stock. The registration rights agreement described above also will cover the resale of the common stock and the amount of common shares underlying the warrants issued to Wolverine and STVI pursuant to their agreements with the Company.  Net proceeds were $5.1 million, with finder’s fees and other legal costs of $0.6 million recorded as a reduction of equity as a cost of the transaction.

Upon completion of the November 2006 Financing, the Company issued 7.1 million shares to International Capital Advisory, Inc. (“ICA”) and four other finders in equal proportion as an advisory fee.  These shares are reflected in equity as a component of the cost of the transaction.

$0.75 Private Placement

At the end of the fourth quarter of 2006, the Company sold an additional $5.3 million of common stock at $0.75 per share for a total of 7,053,638 million shares (the "December 2006 Financing", and with the November 2006 Financing, the “2006 Financings”). In connection with the December 2006 Financing, the Company paid finders fees to Wolverine and STVI of $0.3 million each, representing 10% of the gross proceeds raised.  In addition, the Company issued to Wolverine and STVI warrants to purchase up to 341,300 and 364,064 shares of the Company's common stock, respectively, representing 10% of the common stock issued to investors.  Each warrant may be exercised for five years from the date of issuance to purchase a share of common stock for $0.75 per share.  The registration rights agreement described above also will cover the resale of the common stock and the amount of common shares underlying the warrants issued to Wolverine and STVI pursuant to their agreements with the Company and apply to the Initial 2007 Financing, below. Net proceeds were $4.7 million, with finder’s fees and other legal costs of $0.6 million recorded as a reduction of equity as a cost of the transaction.

In the first and second quarters of 2007, the Company raised a total of $9.1 million pursuant to which the Company issued to investors a total of 12,110,667 shares of common stock at $0.75 per share (the “Initial 2007 Financing”).  In connection with the Initial 2007 Financing, the Company paid finders fees to Wolverine and to STVI, in the amount of $0.9 million and $0.04 million, respectively, representing 10% of the gross proceeds raised.  In addition, the Company issued to Wolverine and STVI warrants to purchase up to 1,161,664 and 49,400 shares of the Company's common stock, respectively, representing 10% of the common stock issued to investors.  Each warrant may be exercised for five years from the date of issuance to purchase a share of common stock for $0.75 per share.  Net proceeds were $8.0 million, with finder’s fees and other legal costs of $1.0 million recorded as a reduction of equity as a cost of the transaction.

Upon the issuance of the respective units in the $0.25 Private Placement and the issuance of common stock in the $0.75 Private Placement, warrants currently held beneficially or of record by STVI, and employees thereof which had been issued to STVI as placement agent in connection with a September 2004 private placement were modified to reflect a total of 6,871,429 shares of the Company’s common stock rather than 2,119,834 shares of common stock, after giving effect to the weighted average anti-dilution provisions contained in those warrants. Warrants currently held beneficially or of record by STSG, in connection with the 279,330 warrants originally issued in connection with the Working Capital Facility, were modified to a total of 946,710 warrants with an exercise price of $1.09, after giving effect to the weighted average anti-dilution provisions contained in those warrants. In addition, the 1,815,000 warrants issued for amendments to the Working Capital Facility were modified to a total of 4,347,359 with a weighted average exercise price of $0.90, after giving effect to the weighted average anti-dilution provisions contained in those warrants. These modifications to the warrants issued were done in accordance with terms included in the original warrant agreements in order to allow the holder of the warrants to maintain their comparative values in the Company.  Accordingly, there was no impact on the Company’s consolidated statement of operations for years ended December 31, 2007 and 2006.

$1.50 Private Placement

In July 2007, the Company raised a total of $13.8 million pursuant to which the Company issued to investors a total of 9,196,666 shares of common stock at a purchase price of $1.50 per share (“July 2007 Financing”, and with the Initial 2007 Financing, the “2007 Financings”). The subscribers were also issued warrants to purchase the Company’s common stock in an amount equal to the number of shares purchased. Those investor warrants bear a three year term, have an exercise price of $3.00 per share, and contain a mandatory exercise provision at the Company’s election should the market price of the Company’s common stock be at least $4.00 for 20 consecutive trading days. In connection with the July 2007 Financing, the Company paid a finders fee to Ramp International, Inc. (“Ramp”), as assignee from Wolverine for $1.3 million, representing 10% of the gross proceeds raised. In addition, the Company issued to Ramp warrants to purchase up to 919,667 shares of the Company's common stock, representing 10% of the common stock issued to investors. Each warrant may be exercised for five years from the date of issuance to purchase shares of the Company’s common stock for $3.00 per share. Net proceeds of the July 2007 Financing were $12.5 million, with finder’s fees and other legal costs of $1.3 million recorded as a reduction of equity as a cost of the transaction. The Company sold these shares of unregistered securities in a private placement transactions in reliance upon the exemption from registration under Section 4(2) under the Securities Act of 1933, as amended, to accredited investors or to non-United States residents.

12. Series B, Convertible, Mandatorily Redeemable Preferred Stock

The holders of the Series B convertible, mandatorily redeemable preferred stock (the “Series B Preferred Stock”) are entitled to receive, ratably and payable quarterly, an annual cash dividend of 8% of the then applicable redemption price, as defined, out of funds legally available. In the event of liquidation, holders of the Series B Preferred Stock are entitled to receive a liquidation preference of $1.00 per share (adjusted for stock splits or combinations of such stock, recapitalizations, or other similar transactions that have the effect of increasing or decreasing the number of shares represented by each outstanding share of such stock), plus an amount equal to all declared but unpaid dividends.

The Company accrued cumulative dividends in arrears on the Series B Preferred Stock by recognizing $0.6 million for each of the years ended December 31, 2007, 2006 and 2005, of interest expense to related parties in the accompanying consolidated statement of operations and increasing the redemption value of the  Series B Preferred Stock.

With respect to the distribution of assets, the Series B Preferred Stock ranks senior to the Company’s common stock. Each share of the Series B Preferred Stock is convertible at any time, at the option of the holder, into common stock at $3.58 per share pursuant to an agreement with STSG as of August 2007.

The holders of the Series B Preferred Stock (and the holders of any other series of preferred stock with similar voting rights as the Series B Preferred Stock) vote together with the holders of shares of common stock as a single class in all matters to be voted on by shareholders of the Company, except that the vote or consent of the holders of a majority of the shares of the Series B Preferred Stock is necessary to authorize or issue an equity security having any preference over or being on a parity with the Series B Preferred Stock with respect to dividend or liquidation preference; increase the number of authorized shares of Series B Preferred Stock; or amend, alter or repeal any provision of the Company’s Certificate of Incorporation, Certificate of Designations or By-laws, if such action would alter, in any material respect, the rights of the Series B Preferred Stock. Mandatory redemption commenced on March 1, 2006, the first anniversary date of the first commercial sale of LidoSite and continued for one year thereafter, the Company is required to redeem (on a quarterly basis) an amount of the Series B Preferred Stock equal to 5% of the gross profits derived from the sale of LidoSite. During the following years, the Company is required to redeem (on a quarterly basis) an amount equal to 10% of the gross profits derived from the sale of LidoSite. No such redemptions have been required to date.

In August 2007, the Company, as a part of the “restructuring” set forth in the agreement with STSG and its affiliates (collectively referred to in this paragraph as “STSG”) as described in Note 9, agreed to reduce the conversion price of the Series B Preferred Stock from $3.58 per share to $1.50 per share.  This agreement was in consideration of STSG deferring mandatory redemption from March 1, 2006 to June 1, 2009.  Since the Company accounted for the Series B Preferred Stock as “a liability on the consolidated balance sheet” pursuant to Accounting Series Release No. 268, the Company concluded that an evaluation of the amended terms should be performed pursuant to EITF 06-6.  In accordance with this evaluation, the Company concluded that the incremental beneficial conversion feature (decrease in conversion price from $3.58 per share to $1.50 per share) resulted in a “substantial difference” as defined in EITF 06-6, and accordingly recorded a non-cash charge directly to the consolidated statement of operations of $3.7 million.

13. Related Party Transactions

In addition to the Working Capital Facility described in Note 6, the Promissory Notes described in Note 10, the private placements of common stock and warrants described in Note 11, Series B, Convertible, Mandatorily Redeemable Preferred Stock described in Note 12 and the security deposit in Note 16, the Company had the following related party transactions:

        Beginning in the third quarter of 2006, Monumed, LLC (“Monumed”) provided services to us in conjunction with the launch of  our LidoSite product and related commercialization efforts.  In May 2007, our then Chief Executive Officer, Timothy J. McIntyre, advised our Board of Directors that his brother was a shareholder of Monumed, which was in addition to prior disclosure that his brother was a Monumed employee.  Mr. McIntyre then advised the Board of certain procedures being implemented to mitigate the occurrence of any risks of conflicts of interest.

In 2006, Talle Creative (“Talle”), billed $76,321 in website and marketing services to Vyteris, which was paid in full.  When Monumed began providing services to Vyteris in late 2006, several of the personnel, who had provided services to Vyteris on behalf of Talle, were also some of the personnel who provided services to Vyteris on behalf of Monumed.  In early 2008, Mr. McIntyre informed Vyteris that Talle was a minority equity owner in Monumed; however, Vyteris management and its Board was unaware of an equity ownership by Talle in Monumed until the 2008 disclosure.

        On February 4, 2008, our Board of Directors  was also made aware that Mr. McIntyre has an indirect familial relationship with Monumed.  Mr. McIntyre stated that CFTB, LLC (“CFTB”) owns 50.2% of the membership interests in Monumed and that CFTB is wholly-owned by Carey Cuttone, Mr. McIntyre’s spouse.

        Further, on February 13, 2008, our independent auditor, Amper, Politziner & Mattia, P.C., informed the Audit Committee that the omission of disclosure of these related party transactions may be a material weakness in our internal controls over financial reporting.  ~~.~~Subsequently, the Board of Directors formed a Special Assessment Committee (the “Committee”) to conduct a review  into the facts and circumstances regarding the nondisclosure by Mr. McIntyre regarding Monumed and the resulting failure of disclosure of such related party transaction in our filings with the Securities and Exchange Commission.  This Committee retained independent counsel to assist it in making the assessment and make relevant recommendations to the Committee, which assessment is still ongoing.  Based upon our analyses to date we have concluded that a material weakness over financial reporting exists.

        We are in the process of implementing remediation efforts with respect to the material weakness noted above as follows:

1.	Enhanced due diligence on new directors and officers.

2.
Annual review of 10 largest vendors (by dollar amount) with management to determine whether related party transactions exist.  In addition, a background investigation and request for proposal process to be implemented for new vendors with a purchase order greater than $100,000.

3.	Written approval by the Audit Committee for all related party transactions.

We have paid to Monumed a total of $1.3 million and $0.3 million during 2007 and 2006, respectively.   As of February 4, 2008, December 31, 2007 and December 31, 2006, unpaid invoices owed by us to Monumed amounted to approximately $0.2 million in each of the periods. In addition, as a result of the redirection of our business toward the development of peptides, management does not anticipate the utilization of Monumed’s services to be material during 2008
.
•
At December 31, 2007 and 2006, approximately $71,000 is included in interest payable and accrued expenses due to related party in the accompanying consolidated balance sheets for amounts owed to STSG and STVI for certain expenses paid on behalf of the Company.

•
On April 26, 2005, the Company announced the appointment of Russell O. Potts, Ph.D. to its Board of Directors.  Dr. Potts has served the Company as a consultant in drug delivery, glucose monitoring and medical devices since April 2003.  The Company paid Dr. Potts approximately $87,000, $80,000 and $10, 000 for consulting services and out of pocket expenses for the years ended December 31, 2007, 2006 and 2005, respectively.

•
On March 12, 2007, the Company borrowed from Donald F. Farley, Chairman of the Board of Directors of the Company, $0.2 million at an interest rate of 10% per annum, plus reimbursement to Mr. Farley for his closing costs.  The Company repaid this loan plus accrued interest in full on March 28, 2007.

14.  Income Taxes

The Company has available for federal and New Jersey income tax purposes net operating loss carryforwards (“NOLs”), subject to review by the authorities, aggregating approximately $99.8 million and $74.3 million, respectively. NOLs for federal purposes expire from 2020 to 2027 and New Jersey from 2009 to 2014. The difference between the deficit accumulated for financial reporting purposes and the net operating loss carryforwards for income tax purposes is primarily due to differences in accounting and tax bases of certain assets resulting from the Transaction Agreement.

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

Except as described below, the Company has not recorded a provision for or benefit from income taxes in the accompanying consolidated financial statements due to recurring losses and the uncertainty of the future realization of its deferred tax assets.  Accordingly, the Company has provided a full valuation allowance against its deferred tax assets. The valuation allowance for the years ended December 31, 2007 and 2006 increased by approximately $27.8 million and $7.9 million, respectively.

Significant components of the Company’s deferred tax assets at December 31, 2007 and 2006 are as follows:

	December 31,
Deferred tax assets:	2007	2006
Net operating tax loss carryforwards	$38,350,000	$30,274,000
Research and development tax credits	1,350,000	1,583,000
Amortization of loan discount and accrued interest, related party	4,546,000	3,580,000
Stock Warrants - Beneficial warrant conversion and revaluation	7,138,000	2,798,000
Fixed asset depreciation	766,000	858,000
Inventory reserves	680,000	301,000
Allowance for asset impairments	963,000	930,000
Stock based compensation	3,836,000	575,000
Registration rights penalties	855,000	751,000
Non-cash warrants – consultants	6,836,000	-
Non-cash modification of preferred stock	1,470,000	-
Non-cash debt extinguishment	2,686,000	-
Other	705,000	660,000
Total deferred tax asset	70,181,000	42,310,000
Less valuation allowance	(70,181,000)	(42,310,000)
Net deferred tax asset	$—	$—

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” (“FIN 48”).  FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to any uncertainty in income taxes. The Company adopted the provisions of FIN 48 as of January 1, 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. As a result, no reserves or liabilities for uncertain income tax positions, interest or penalties have been recorded pursuant to FIN 48. As of January 1, 2007 and December 31, 2007, there were no unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in any future periods.  In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.  Tax returns for years beginning after December 31, 2003 remain subject to examination by major tax jurisdictions as of December 31, 2007.

In 2007, 2006, and 2005 the Company sold approximately $3.8 million, $5.8 million and $3.6 million, respectively, of its State Net Operating Loss carryforwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale in 2007, 2006, and 2005, net of commissions, were $0.5 million, $0.5 million and $0.3 million, respectively, and such amounts were recorded as a tax benefit in the 1accompanying consolidated statements of operations. The State of New Jersey renews the Program annually and currently limits the aggregate proceeds to $60 million. The Company cannot be certain if it will be able to sell any of its remaining or future New Jersey loss carryforwards or tax credits under the Program.

A reconciliation of the statutory tax rates for the years ended December 31, 2007, 2006 and 2005 is as follows:

	December 31,
	2007	2006	2005

Statutory rate	(34)%	(34)%	(34)%

State income tax – sale of net operating losses	(1)%	(2)%	(7)%
Research and development credits	(1)%	(1)%	(2)%
Change in valuation allowance and other items	35%	39%	42%
Benefit for income tax	(1)%	(2)%	(1)%

15. Commitments and Contingencies

Legal

In September of 2004, Alza Corporation (“Alza”)  filed an opposition in the European Patent Office (EPO) against European Patent No. 0 971 769, entitled, “Circuit and Method for Automatically Turning Off an Iontophoretic System,”  which we refer to as the “769 Patent.”  In the opposition, Alza alleged that the 769 patent should be revoked because each of the claims lacks novelty or an inventive step over the prior art.  Vyteris filed an initial response to the opposition, including amended claims, on July 14, 2005.  A preliminary opinion of the EPO, issued on November 7, 2005, indicated that the amended claims were novel and inventive over the prior art and scheduled oral arguments for March of 2006.  On December 23, 2005, Alza indicated that it will no longer contest the opposition, provided that the EPO maintains the patent based on the amended claims.  In January of 2006, Vyteris filed amendments to the specification of the 769 patent to conform it to the amended claims.  Alza objected to the specification amendments.  The EPO indicated in March of 2006 that it was inclined to accept Vyteris’ specification amendments, but invited additional comment on the matter from the parties.  Vyteris filed its response with the EPO in May of 2006.  On September 13, 2006, the EPO issued a decision upholding the patent, as amended.  Alza did not file a timely appeal of the EPO’s decision to uphold the patent.  Accordingly, that decision is now final.  Administrative formalities to validate the patent in the relevant European states have now been concluded.

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

In May 2005, the Company entered into a ten year lease for additional space, approximately 200 yards from the above facility.  This facility includes both warehouse and office space.  The Company paid a $0.1 million for a security deposit.  Given the de-emphasis of Lidosite, we do not anticipate current or short term need for this manufacturing facility.  Therefore, during the first quarter of 2008 we have consolidated all operations (including offices) in the 13-01 Pollitt Drive facility and are approaching the landlord to seek an early lease termination, as well as securing a broker to assist us in securing a subtenant for this space.  We will recognize the present value of the abandoned lease as an expense in the first quarter of 2008.

At December 31, 2007, the minimum lease payments under capital lease obligations and non-cancelable operating leases for equipment and office and facility space are as follows:

	Capital Lease Obligations	Operating Leases
Years ended December 31,
2008	$23,692	$688,505
2009	-	707,188
2010	-	738,202
2011	-	666,933
2012	-	426,755
Thereafter	-	840,150
Total minimum lease payments	23,692	$4,067,733
Less amounts representing interest (interest imputed using a rate of 14.89%)	(1,270)
Present value of minimum capital lease payments	$22,422

Rent expense recorded in the accompanying consolidated statements of operations was approximately $0.6 million, $0.5 million and $0.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

16. Stock Based Compensation Plans and Employment Agreements

        2005 Stock Option Plans

In April 2005 the Board of Directors and stockholders of the Company approved the 2005 Stock Option Plan (the “2005 Stock Option Plan”).  Under the 2005 Stock Option Plan, incentive stock options and non-qualified stock options to purchase shares of the Company’s common stock may be granted to directors, officers, employees and consultants.  At adoption, a total of 2,901,902 shares of the Company’s common stock were available for issuance pursuant to the 2005 Stock Option Plan.  In December 2005, the 2005 Stock Option Plan was amended to increase the number of shares available for issuance by 2,000,000 for a total of 4,901,902 shares available for issuance pursuant to the 2005 Stock Option Plan.  On May 31, 2007, the Company’s Board of Directors voted unanimously to increase the number of shares of Company stock available for issuance under the Plan from 4,901,902 to 14,901,902.

Options granted under the 2005 Stock Option Plan vest as determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”) and terminate after the earliest of the following events: expiration of the option as provided in the option agreement, termination of the employee, or ten years from the date of grant (five years from the date of grant for incentive options granted to an employee who owns more than 10% of the total combined voting power of all classes of the Company stock at the date of grant).  In some instances, granted stock options are immediately exercisable into restricted shares of common stock, which vest in accordance with the original terms of the related options. If an optionee’s status as an employee or consultant changes due to termination, the Company has the right, but not the obligation, to purchase from the optionee all unvested shares at the original option exercise price. Prior to the adoption of SFAS No. 123R, the vesting period of a stock option was 33% per annum over a three-year period.  Subsequent to the adoption of SFAS No. 123R, the vesting period of stock options are either performance based or contain vesting periods of three years or less.  The Company recognizes compensation expense ratably over the requisite service period.

The option price of each share of common stock shall be determined by the Compensation Committee, provided that with respect to incentive stock options, the option price per share shall in all cases be equal to or greater than 100% of the fair value of a share of common stock on the date of the grant, except an incentive option granted under the 2005 Stock Option Plan to a shareholder that owns more than 10% of the total combined voting power of all classes of the Company stock, shall have an exercise price of not less than 110% of the fair value of a share of common stock on the date of grant. No participant may be granted incentive stock options, which would result in shares with an aggregate fair value of more than $100,000 first becoming exercisable in one calendar year.

Outside Director Stock Incentive Plans

In November 2005, the Company’s Board of Directors approved the adoption of the Outside Director Stock Incentive Plan (the “2005 Directors’ Incentive Plan”).  The purpose of the 2005 Directors’ Incentive Plan was to attract qualified candidates to accept positions of responsibility as outside directors with the Company.  The Company reserved an aggregate of 500,000 common shares for issuance pursuant to the 2005 Directors’ Incentive Plan.  Under the 2005 Directors’ Incentive Plan each director who is not and has not been an employee of the Company for a period of twelve months prior to appointment as a director (an “Outside Director”) was entitled to receive a stock award equal to $1,500 in value for each qualified meeting, as defined in the 2005 Directors’ Incentive Plan, attended.  The stock award was payable in stock, or in a combination of stock and cash with the cash component capped at a maximum of 40% of the value of the stock award. In addition, each Outside Director received an annual option grant to purchase 10,000 shares of the Company’s common stock.

On August 1, 2007, the Company formally adopted its 2007 Outside Director Cash Compensation and Stock Incentive Plan (the “2007 Directors’ Incentive Plan”).  The 2007 Directors’ Incentive Plan, which replaced the 2005 Directors’ Incentive Plan, increases the number of authorized shares under the 2007 Directors’ Incentive Plan to 5,000,000 and provides for the following compensation to outside directors:

(i)	Cash payments consist of a $25,000 annual retainer, $5,000 annually for serving on a Board Committee, $5,000 annually for acting as the Chairman of a Committee, and $15,000 annually for acting as Chairman of the Board.

(ii)
Options with a fair market value strike price and 10 year term consisting of a 50,000 initial option grant, vesting quarterly over two years, at 6,250  per quarter and a 30,000 annual option grant, vesting quarterly over one year, at 7,500 options per quarter.

As of December 31, 2007, the Company issued 150,000 options to purchase shares of the Company’s common stock and 77,680 shares of restricted common stock to its Board of Directors under the 2007 Directors’ Incentive Plan.

Stock option transactions for the years ended December 31, 2007, 2006 and 2005 under all plans are as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price	Intrinsic Value
Outstanding at January 1, 2005	713,131	$1.43 - 1.90	$1.90
Granted	2,003,757	1.60 - 3.04	2.97
Exercised	-	-	-
Forfeited	(212,855)	1.91 - 3.04	2.68
Outstanding at December 31, 2005	2,504,033	1.43 - 3.04	2.65
Granted	2,020,000	0.28 - 1.45	1.20
Exercised	-	-	-
Forfeited	(303,105)	1.43 - 3.04	2.81
Outstanding at December 31, 2006	4,220,928	0.28 - 3.04	1.97
Granted	7,890,000	0.75 - 2.76	2.21
Exercised	(300,655)	0.28 - 1.91	1.67
Forfeited	(1,285,218)	0.28 - 3.04	2.55
Outstanding at December 31, 2007	10,525,055	$0.28 - 3.04	2.09	$ 44,600

Exercisable at December 31, 2007	3,309,569	$0.28 - 3.04	1.88	$ 3,150

The following table summarizes information about stock options outstanding and exercisable under all plans at December 31, 2007:

	Options Outstanding at December 31, 2007			Options Exercisable at December 31, 2007
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares	Weighted Average Exercise Price
$ 0.28-1.24	1,210,000	$ 0.79	9.12	247,500	$ 0.76
$ 1.25-1.43	1,799,599	1.31	4.25	1,282,099	1.31
$ 1.44-1.60	1,054,833	1.55	9.38	276,165	1.55
$ 1.61-2.10	1,132,147	2.05	6.51	403,397	1.96
$ 2.11-3.04	5,328,476	2.75	7.72	1,100,408	2.85
$ 0.28-3.04	10,525,055	$ 2.09	8.22	3,309,569	$ 1.88

The following table summarizes the Company’s unvested stock awards (see Note 16 – employment agreements for discussion of awards to certain officers) under all plans as of December 31, 2007:

Unvested Stock Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2007	2,052,466	$0.94
Awards	7,890,000	$1.91
Forfeitures	(276,501)	$1.12
Vestings	(2,450,480)	$1.74
Unvested at December 31, 2007	7,215,485	$2.18

Stock options available for grant under all stock option plans covered a total of 8,998,492 shares of common stock at December 31, 2007.  Stock options available for grant under the 2005 Stock Option Plan covered 4,436,172 shares of stock, and the Outside Director Stock Incentive Plans covered 4,562,320 shares of stock at December 31, 2007.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, requiring it to recognize expense related to the fair value of its stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R, and therefore has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for the years ended December 31, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The fair value of stock-based awards was estimated using the Black-Scholes model, or in the case of awards with market or performance based conditions, the binomial model with the following weighted-average assumptions for stock options granted in years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
Expected holding period (years)	8.4	5.0	6.0
Risk-free interest rate	4.61%	4.44%	3.99%
Dividend yield	0%	0%	0%
Fair value of options granted	$1.91	$1.33	$2.35
Expected volatility	97.4%	96.6%	97.0%
Forfeiture rate	15.21%	8.39%	-

The Company’s computation of expected life is based on historical exercise and forfeiture patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The key factors in the Company’s determination of expected volatility are historical and market-based implied volatility, comparable companies with longer stock trading periods than the Company and industry benchmarks.  Due to the Company’s limited trading history and trading volumes, it used the volatility calculated at the time of the Merger from September 2004 through May 2006, as the utilization of an average volatility would likely have been significantly lower.

The following table sets forth the total stock-based compensation expense resulting from stock options in the Company’s consolidated statements of operations for the years ended December 31, 2007 and 2006:

	Years Ended December 31,
	2007	2006
Research and development	$372,186	$291,953
General and administrative	7,603,215	640,232
Sales and marketing	191,338	2,315
Stock-based compensation expense before income taxes	8,166,739	934,500
Income tax benefit	-	-
Total stock-based compensation expense after income taxes	$8,166,739	$934,500

As of December 31, 2007, $6.0 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.1 years.

Prior to the adoption of SFAS No. 123R, the Company applied SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), which allowed companies to apply the existing accounting rules under APB No. 25 and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in the Company’s net loss. As required by SFAS No. 148 prior to the adoption of SFAS No. 123R, the Company provided pro forma net loss and pro forma net loss per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS No. 123 had been applied.

Employment Agreements

On December 19, 2005, the Company entered into an employment agreement with Timothy McIntyre, pursuant to which, commencing on January 1, 2006, Mr. McIntyre began serving as the President and CEO of the Company. In connection with his employment agreement, Mr. McIntyre was granted options at an exercise price of $1.31 covering up to 1,750,000 shares of Company common stock with vesting upon the achievement of several milestones. The milestones contained in this agreement consisted of both market and performance based vesting terms. As of December 31, 2006, 200,000 stock options vested under this employment agreement for which the Company recorded $0.2 million in compensation expense in the consolidated statement of operations for the year ended December 31, 2006. In connection with an amendment to Mr. McIntyre's employment agreement on May 31, 2007, the Board approved a grant of stock options at an exercise price of $2.72 to Mr. McIntyre covering an additional 4,450,000 shares of Company common stock, pursuant to the Company's 2005 Stock Option Plan, with vesting upon the achievement of milestones.  The Board also revised the milestones in Mr. McIntyre's previous stock option grant agreement in connection with the amendment to his employment agreement.  Compensation cost for an award is recognized over the award’s requisite service period, calculated using a binomial model.  An analysis of the award’s performance conditions requires the Company to determine the probability of achievement. Compensation cost is fully recognized when vesting actually occurs.  On a quarterly basis, the Company revaluates its initial estimates of the duration of the requisite service period, should the probability of the achievement of one or more conditions change. The unrecognized cost at the date of the change is recognized prospectively over the revised requisite service period, if any.  Given the resignation of Mr. McIntyre in 2008, the probability of future vesting became zero and the previously recognized expense will be reversed in the first quarter of 2008.

On May 31, 2007, the Board of Directors of the Company approved an amendment to the Company's employment agreement with Timothy McIntyre, the President and Chief Executive Officer of the Company. Mr. McIntyre's base salary, effective June 1, 2007, was increased to $395,000 on an annualized basis, and will further increase to $430,000 (on an annualized basis) commencing April 1, 2008. Mr. McIntyre received a one-time bonus of $25,000 on June 1, 2007; and is eligible to receive one-time bonus of $75,000 upon renewal on April 1, 2008.

In addition to the remaining $37,500 of his initial signing bonus, which was paid on July 1, 2007, Mr. McIntyre is eligible for a discretionary bonus at the end of 2007, targeted at 25% of his original base salary, based on the achievement of milestones established by the Board. Mr. McIntyre is also entitled to an additional bonus, targeted at 25% of his base salary, based on the achievement of Company revenue milestones. The severance, non-compete and non-solicitation provisions of Mr. McIntyre's employment agreement were not modified.

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

For a discussion of the March 2008 resignation of Timothy McIntyre, our Chief Executive Officer, see Note 21 – “Subsequent Events” hereinbelow.

17.  Employment Benefit Plan

During December 2000, the Company’s Board of Directors adopted a 401(k) plan (the “Plan”), effective January 1, 2001 that covers substantially all employees.  The Company expensed approximately $0.1 million in contributions to the Plan in each of years ended December 31, 2007 2006 and 2005, respectively.

18. Material Agreements

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

In addition, on September 13, 2006, the Company entered into an advisory consulting agreement with ICA pursuant to which ICA will provide advice to the Company with respect to investor relations, financing and other strategic decisions.  Pursuant to the advisory consulting agreement, the Company has agreed to pay to ICA an advisory fee of $12,500 per month from September 1, 2006, until August 1, 2007, and $15,000 per month from September 1, 2007, until August 1, 2009.  Furthermore, the Company has issued to ICA (or its affiliates) 7,100,000 shares of its common stock, valued at $0.25 per share which approximates the quoted market value at such date, since ICA assisted the Company in raising $15.0 million in funding.  As of December 31, 2007, ICA has assisted the Company in raising a total of $32.9 million in funding.

Employment Agreements

For a description of the Employment Agreements for the Chief Executive Officer and Chief Financial Officer, see Note 16.

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

Management estimated that the fair value of the 10,500,000 warrants collectively issued to Wolverine and VIG was approximately $17.1 million and is reflected in the accompanying consolidated statements of operations for the year ended December 31, 2007.  This amount was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions; 4.80% risk-free interest rate, 5.0 years expected holding period and 91.9% expected volatility. The Company recorded the full fair value of these warrants in the consolidated statement of operations for the year ended December 31, 2007 as a current expense because (i) the warrants vest immediately, (ii) the warrants do not constitute a payment for current consulting services, (iii) the warrants are not subject to forfeiture, and (iv) substantial performance under the consulting agreements has been completed.

Other

On June 8, 2007, in consideration for Roswell Capital’s grant of an extension on an option to obtain financing granted to the Company and for a break up fee, if funding was not consummated by June 30, 2007, the Company agreed to pay Roswell Capital Partners a fee of $0.1 million and to grant Roswell a warrant to purchase up to 112,500 shares of the Company’s common stock, at an exercise price of $1.25 per share, with a warrant term of 5 years.   Management estimated that the fair value of the 112,500 warrants issued was approximately $0.3 million, using the Black-Scholes option-pricing model with the following weighted average assumptions; 5.06% risk-free interest rate, 5.0 years expected holding period and 91.9% expected volatility.  The fair value of these warrants is included in interest expense to third parties in the accompanying consolidated statements of operations.

On August 16, 2007, in consideration for assistance in structuring a possible financing, the Company granted an outside third party a warrant to purchase up to 200,000 shares of the Company’s common stock, at an exercise price of $1.90 per share, with a warrant term of 5 years.  Management estimated that the fair value of the 200,000 warrants issued was approximately $0.3 million, using the Black-Scholes option-pricing model with the following weighted average assumptions; 4.26% risk-free interest rate, 5.0 years expected holding period and 91.9% expected volatility.  The fair value of these warrants is included in interest expense in the accompanying consolidated statements of operations.

19.  Loss Per Share and Warrant Information

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share for the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31,
	2007	2006	2005
Numerator:
Net loss	$(70,812,688)	$(20,250,660)	$(25,260,869)
Denominator:
Weighted average shares	80,007,514	25,770,292	19,293,858
Basic and diluted net loss per share	$(0.89)	$(0.79)	$(1.31)

The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period.

	December 31,
	2007	2006	2005
Convertible preferred stock	5,000,000	1,047,500	1,047,500
Convertible debt	7,377,700	7,990,886	4,485,847
Warrants	57,973,807	34,666,003	7,989,169
Options	10,525,055	4,220,928	2,504,033
Total	80,876,562	47,925,317	16,026,549

Warrant transactions for the years ended December 31, 2007 and 2006 are as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2005	7,989,169	$1.00–$9.55	$3.24
Granted	26,826,834	0.25 – 4.47	0.85
Exercised	–	–	–
Forfeited	(150,000)	1.00 – 1.00	1.00
Outstanding at December 31, 2006	34,666,003	0.25 – 9.55	1.72
Granted	24,084,430	0.75 – 1.90	1.48
Exercised	(91,667)	0.49 – 0.49	0.49
Forfeited	(684,959)	0.25 – 4.47	3.30
Outstanding at December 31, 2007	57,973,807	$0.25 – 9.55	0.50

The following table summarizes information about warrants outstanding and exercisable at December 31, 2007:

	Warrants Outstanding and Exercisable At December 31, 2007
Exercise Price	Number of Shares	Weighted Average Exercise Price	Expiration Dates
$ 0.25-0.45	18,551,993	$0.36	2008 - 2012
$ 0.46-0.77	9,039,417	0.77	2011 - 2014
$ 0.78-1.25	4,624,744	1.09	2009 - 2010
$ 1.26-1.50	22,565,404	1.50	2009 - 2012
$ 1.51-2.88	2,032,309	2.34	2009 - 2013
$ 2.89-9.55	1,159,940	4.51	2009 - 2010
$ 0.25-9.55	57,973,807	$1.08	2008 - 2014

20.  Selected Condensed Quarterly Financial Data (Unaudited)

	Quarters Ended
	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March. 31 2007
Total revenue	228,524	787,383	817,879	950,301
Cost of sales	1,388,328	101,519	1,000	-
Research and development	2,273,007	2,457,898	2,090,954	2,135,103
General and administrative	4,082,594	6,772,787	2,961,778	1,552,084
Sales and marketing	1,638,511	2,787,076	1,530,044	295,731
Other	148,932	17,179,867	64,867	64,155
Total costs and expenses	9,531,372	29,299,147	6,648,643	4,047,073
Loss from operations	(9,302,848)	(28,511,764)	(5,830,764)	(3,096,772)
Interest expense, net	363,517	679,789	1,337,026	1,408,063
Non-cash debt extinguishment	-	6,724,523	-	-
Non-cash modification of redeemable preferred stock	-	3,680,000	-	-
Revaluation of warrant liability	-	-	5,057,237	5,284,171
Total other expense, net	-	10,404,523	5,057,237	5,284,171
Loss before benefit from state taxes	(9,666,365)	(39,596,076)	(12,225,027)	(9,789,006)
Benefit from state income taxes	463,786	-	-	-
Net loss	$(9,202,579)	$(39,596,076)	$(12,225,027)	$(9,789,006)
Net loss per common share:
Basic and diluted	$(0.10)	$(0.46)	$(0.15)	$(0.15)
Weighted average number of shares:
Basic and diluted	88,880,625	86,149,002	79,190,152	65,314,342

	Quarters Ended
	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March. 31 2006
Total revenue	746,217	604,719	601,798	511,376
Cost of sales	6,704	-	43,702	190,308
Research and development	2,347,390	1,998,448	1,858,379	1,876,011
General and administrative	2,431,148	1,435,420	1,330,869	1,451,376
Sales and marketing	592,262	303,699	128,558	96,742
Other	258,430	65,581	64,868	64,155
Total costs and expenses	5,635,934	3,803,148	3,426,376	3,678,592
Loss from operations	(4,889,717)	(3,198,429)	(2,824,578)	(3,167,216)
Interest expense, net	2,427,401	1,044,459	970,069	975,133
Non-cash debt extinguishment	382,781	-	-	-
Revaluation of warrant liability	837,764	-	-	-
Total other expense, net	1,220,545	-	-	-
Loss before benefit from state taxes	(8,537,663)	(4,242,888)	(3,794,647)	(4,142,349)
Benefit from state income taxes	466,887	-	-	-
Net loss	$(8,070,776)	$(4,242,888)	$(3,794,647)	$(4,142,349)
Net loss per common share:
Basic and diluted	$(0.18)	$(0.22)	$(0.20)	$(0.21)
Weighted average number of shares:
Basic and diluted	45,200,327	19,295,319	19,295,152	19,293,858

21.  Subsequent Events

Related Party Transaction

        Beginning in the third quarter of 2006, Monumed, LLC (“Monumed”) provided services to us in conjunction with the launch of  our LidoSite product and related commercialization efforts.  In May 2007, our then Chief Executive Officer, Timothy J. McIntyre, advised our Board of Directors that his brother was a shareholder of Monumed, which was in addition to prior disclosure that his brother was a Monumed employee.  Mr. McIntyre then advised the Board of certain procedures being implemented to mitigate the occurrence of any risks of conflicts of interest.

In 2006, Talle Creative (“Talle”), billed $76,321 in website and marketing services to Vyteris, which was paid in full.  When Monumed began providing services to Vyteris in late 2006, several of the personnel, who had provided services to Vyteris on behalf of Talle, were also some of the personnel who provided services to Vyteris on behalf of Monumed.  In early 2008, Mr. McIntyre informed Vyteris that Talle was a minority equity owner in Monumed; however, Vyteris management and its Board was unaware of an equity ownership by Talle in Monumed until the 2008 disclosure.

        On February 4, 2008, our Board of Directors  was also made aware that Mr. McIntyre has an indirect familial relationship with Monumed.  Mr. McIntyre stated that CFTB, LLC (“CFTB”) owns 50.2% of the membership interests in Monumed and that CFTB is wholly-owned by Carey Cuttone, Mr. McIntyre’s spouse.

        Further, on February 13, 2008, our independent auditor, Amper, Politziner & Mattia, P.C., informed the Audit Committee that the omission of disclosure of these related party transactions may be a material weakness in our internal controls over financial reporting.  ~~.~~Subsequently, the Board of Directors formed a Special Assessment Committee (the “Committee”) to conduct a review  into the facts and circumstances regarding the nondisclosure by Mr. McIntyre regarding Monumed and the resulting failure of disclosure of such related party transaction in our filings with the Securities and Exchange Commission.  This Committee retained independent counsel to assist it in making the assessment and make relevant recommendations to the Committee, which assessment is still ongoing.  Based upon our analyses to date we have concluded that a material weakness over financial reporting exists.

        We are in the process of implementing remediation efforts with respect to the material weakness noted above as follows:

1.	Enhanced due diligence on new directors and officers.

2.
Annual review of 10 largest vendors (by dollar amount) with management to determine whether related party transactions exist.  In addition, a background investigation and request for proposal process to be implemented for new vendors with a purchase order greater than $100,000.

3.	Written approval by the Audit Committee for all related party transactions.

We have paid to Monumed a total of $1.3 million and $0.3 million during 2007 and 2006, respectively.   As of February 4, 2008, December 31, 2007 and December 31, 2006, unpaid invoices owed by us to Monumed amounted to approximately $0.2 million in each of the periods. In addition, as a result of the redirection of our business toward the development of peptides, management does not anticipate the utilization of Monumed’s services to be material during 2008.

Unregistered Sales of Securities

As of February 7, 2008, the Company raised a total of $1.8 million in a private placement pursuant to which the Company issued to investors a total of 9,000,000 shares of common stock at a purchase price of $0.20 per share (“February 2008 Financing”).  The investors were issued warrants to purchase Company Common Stock in the amount of two times the number of shares purchased, or 18,000,000 total warrants.  Those investor warrants bear a five year term and have an exercise price of $.20 per share, and contain a mandatory exercise provision at the Company’s election should the market price of the Company’s Common Stock be at least $0.30 for 20 consecutive trading days.  In connection with the February 2008 Financing, the Company paid a finders fee to Ramp in the amount of $180,000, representing 10% of the gross proceeds raised.  Ramp reinvested its cash fee in the February 2008 Financing and received 900,000 shares of common stock and 1,800,000 warrants, which were issued in addition to the 9,000,000 shares of common stock and 18,000,000 warrants issued to the investors.  In addition, the Company issued to  Ramp warrants to purchase up to 900,000 shares of the Company's common stock, respectively, representing 10% of the common stock to be issued to investors.  All warrants issued to Ramp contain terms identical to the terms of the warrants issued to the investors in the February 2008 Financing.  Net proceeds (after reinvestment of the cash finders fee) were $1.8 million.

Redirection of Business Toward Advancement of Peptides and Resulting Reduction in Workforce

Following the successful results of a completed Phase 1 clinical trial demonstrating that our patented Smart Patch transdermal technology delivered a peptide molecule in humans without the use of needles (see January 22, 2008 announcement), Vyteris, with approval from its Board of Directors, determined to redirect its business to focus its development of peptide delivery using Smart Patch technology.  Due to the opportunity within the peptide/small molecule arena, the Company also determined to de-emphasize its marketing efforts related to its LidoSite product.  As a result, on January 31, 2008, the Company reduced its workforce by approximately 32 employees that were solely or partially dedicated to LidoSite.   This reduction in force, as well as reductions in variable spending related to LidoSite, are intended to reduce the Company’s ongoing working capital needs and monthly cash burn while allowing investment into peptide product delivery and development opportunities.  Despite the de-emphasis on LidoSite, the Company will continue to support LidoSite at the more streamlined level to maintain availability of the product at the current level of demand.

Temporary Reduction in Exercise Price of Warrants Issued by the Company

On February 1, 2008, the Company temporarily reduced the exercise price of all of its issued and outstanding warrants to $.20 and sent notification to all of its warrantholders to that effect.  As of February 1, 2008, the Company had  57,973,807 warrants issued and outstanding.  On February 28, 2008,  the total number of warrants exercised was 9,184,547 resulting in gross proceeds to us of $1.8 million.  Thus, as of February 28, 2008, 48,789,260 of the remaining warrants eligible for conversion remained issued and outstanding and reverted to their original terms.  We expect to record a non-cash expense in the first quarter of 2008 related to the modification of the exercise price.

Resignation of Director

Gregory Lawless resigned as a member of the Company’s Board of Directors, effective as of February 6, 2008.    At the time of his resignation, Mr. Lawless served on the Company’s Audit and Compensation Committees.  To the knowledge of the Board of the Directors of the Company, this resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Appointment of Director

On  February 29, 2008, John E. Burrows, having been duly elected, joined the Board of Directors of the Company.  Mr. Burrows is expected to serve on the Company’s Audit Committee and Special Assessment Committee.  He may also serve on the Compensation Committee or the Nominating and Corporate Governance Committee.  There are no arrangements between Mr. Burrows and any persons pursuant to which Mr. Burrows was selected as a director.  Mr. Burrows will be granted 50,000 options pursuant to the Company’s 2007 Outside Director Cash Compensation and Stock Incentive Plan.

Resignation of Chief Executive Officer

On March 21, 2008, Vyteris, Inc. (the "Company") entered into a Separation and General Release Agreement (“Agreement”), with Timothy McIntyre, the President and Chief Executive Officer of the Company.

The Agreement provides for the following:

•	Mr. McIntyre has resigned as President and Chief Executive Officer and a Director of the Company, effective as of March 21, 2008.

•
Mr. McIntyre shall be paid an annual bonus for 2007 equal to $98,000 within 10 days of effectiveness of the Agreement, and shall be paid severance equal to $152,000 on the six month and fifth day following his termination from employment.

•	Mr. McIntyre shall be entitled to retain all stock options issued to him which have vested as of the date of the Agreement, but all unvested stock options shall immediately terminate.

•	Mr. McIntyre has released the Company from certain claims related to his employment and resignation.

Donald Farley, the Chairman of the Company’s Board of Directors, has been appointed as the Interim Executive Chairman of the Company to serve until a replacement President or Chief Executive Officer is appointed.  .

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A(T).   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this Annual Report on Form 10-KSB, management performed, with the participation of our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Accounting Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and our Chief Accounting Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective.

Management's Annual Report on Internal Control Over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial  reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management, and other personnel, to provide reasonable  assurance regarding the  reliability  of  financial reporting and the preparation of financial statements for  external purposes in accordance with GAAP.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

        Management's assessment of the effectiveness of our internal control over financial reporting is for the year ended December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies.

        In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2007.

CONTROLS RELATING TO RELATED PARTY TRANSACTIONS

        Beginning in the third quarter of 2006, Monumed, LLC (“Monumed”) provided services to us in conjunction with the launch of  our LidoSite product and related commercialization efforts.  In May 2007, our then Chief Executive Officer, Timothy J. McIntyre, advised our Board of Directors that his brother was a shareholder of Monumed, which was in addition to prior disclosure that his brother was a Monumed employee.   Mr. McIntyre then advised the Board of certain procedures being implemented to mitigate the occurrence of any risks of conflicts of interest.

        In 2006, Talle Creative (“Talle”), billed $76,321 in website and marketing services to Vyteris, which was paid in full.  When Monumed began providing services to Vyteris in late 2006, several of the personnel, who had provided services to Vyteris on behalf of Talle, were also some of the personnel who provided services to Vyteris on behalf of Monumed.  In early 2008, Mr. McIntyre informed Vyteris that Talle was a minority equity owner in Monumed; however, Vyteris management and its Board was unaware of an equity ownership by Talle in Monumed until the 2008 disclosure.

        On February 4, 2008, our Board of Directors  was also made aware that Mr. McIntyre has an indirect familial relationship with Monumed.  Mr. McIntyre stated that CFTB, LLC (“CFTB”) owns 50.2% of the membership interests in Monumed and that CFTB is wholly-owned by Carey Cuttone, Mr. McIntyre’s spouse.

        Further, on February 13, 2008, our independent auditor, Amper, Politziner & Mattia, P.C., informed the Audit Committee that the omission of disclosure of these related party transactions may be a material weakness in our internal controls over financial reporting.  ~~.~~Subsequently, the Board of Directors formed a Special Assessment Committee (the “Committee”) to conduct a review  into the facts and circumstances regarding the nondisclosure by Mr. McIntyre regarding Monumed and the resulting failure of disclosure of such related party transaction in our filings with the Securities and Exchange Commission.  This Committee retained independent counsel to assist it in making the assessment and make relevant recommendations to the Committee, which assessment is still ongoing.  Based upon our analyses to date we have concluded that a material weakness over financial reporting exists.

        We are in the process of implementing remediation efforts with respect to the material weakness noted above as follows:

1.	Enhanced due diligence on new directors and officers.

2.
Annual review of 10 largest vendors (by dollar amount) with management to determine whether related party transactions exist.  In addition, a background investigation and request for proposal process to be implemented for new vendors with a purchase order greater than $100,000.

3.	Written approval by the Audit Committee for all related party transactions.

INFORMATION TECHNOLOGY CONTROLS AND PROCEDURES

        Additionally, we identified and then implemented several remediation items with respect to certain processes within our Information Technology (“IT”) function in the fourth quarter of 2007.  Due to the recent timing, testing was only performed in IT matters where representative samples were available; otherwise, walkthroughs were performed for some processes, as appropriate, in lieu of full testing.  Due to the recent implementation and significant employee turnover in the IT department in the first quarter of 2008, the IT manager is still becoming acclimated to the new policies and procedures, and review and effectiveness testing will continue in 2008.  As results of review and testing warrant, additional modifications to the IT policies and procedures may be implemented, and additional remediation items may result.

        We believe the foregoing efforts will enable us to improve our internal control over financial reporting. Management is committed to continuing efforts to improve the design adequacy and operational effectiveness of its system of internal controls. The remediation efforts noted above will be subject to our internal control assessment and testing process.

         This  annual  report  does not include an  attestation  report of the  Company's registered  public  accounting  firm regarding  internal  control over financial reporting.  Management's  report was not subject to attestation by the Company's registered  public  accounting  firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Information with respect to our executive officers and directors and with respect to Item 405 disclosure of delinquent Form 3, 4 or 5 filers will be contained in the Definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders; said information is incorporated herein by reference.

The Company has adopted a code of ethics entitled “Code of Ethics for the Senior Financial Officers, Executive Officers and Directors of Treasure Mountain Holdings, Inc.”  A copy is available to any person without charge upon written request to:

Vyteris, Inc.
Attention: Investor Relations
13-01 Pollitt Drive
Fair Lawn, New Jersey 07430

ITEM 10. EXECUTIVE COMPENSATION.

A description of the compensation of our executive officers will be contained in the Definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders; said information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

A description of the security ownership of certain beneficial owners and management will be contained in the Definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders; said information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

A description of certain relationships and related transactions with management will be contained in the Definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders; said information is incorporated herein by reference.   See also “Item 5.  Management Discussion and Analysis  - RECENT EVENTS”.

ITEM 13. EXHIBITS

2.1
Merger Agreement and Plan of Reorganization, dated as of July 8, 2004, by and among Treasure Mountain Holdings, Inc.(“Treasure Mountain Holdings”), TMH Acquisition Corp. and Vyteris (“Vyteris”) is incorporated by reference to Exhibit 2.1 to Treasure Mountain Holdings’ Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

2.2
Amendment No. 1, dated as of September 29, 2004, to the Merger Agreement and Plan of Reorganization, dated as of July 8, 2004, by and among Treasure Mountain Holdings, TMH Acquisition Corp. and Vyteris is incorporated by reference to Exhibit 2.2 to Treasure Mountain Holdings’ Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

3.1
Articles of Incorporation, as amended, of Treasure Mountain Holdings is incorporated by reference to Exhibit 3.1 to Treasure Mountain Holdings’ Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

3.2	By-laws, as amended, of Treasure Mountain Holdings is incorporated by reference to Exhibit 3.2 to Treasure Mountain Holdings’ Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

3.3
Proposed amendments to the articles of incorporation of Treasure Mountain Holdings are incorporated by reference to Exhibit 3.3 of Amendment No. 2 to Treasure Mountain Holdings’ Registration Statement on Form SB-2 (333-120411) filed January 3, 2005.

5.1	Opinion of Hale Lane Peek Dennison and Howard is incorporated by reference to Exhibit 5.1 to Vyteris Holdings (Nevada) Inc.’s Registration Statement on Form SB-2 (333-120411) filed September 30, 2005.

10.1
Employment Agreement between Vyteris and Vincent De Caprio is incorporated by reference to Exhibit 10.1 to Treasure Mountain Holdings’ Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

10.2
Employment Agreement between Vyteris and James Garrison is incorporated by reference to Exhibit 10.2 to Treasure Mountain Holdings’ Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

10.3
Treasure Mountain Holdings Proposed 2005 Stock Option Plan is incorporated by reference to Exhibit 10.3 of Amendment No. 2 to Treasure Mountain Holdings’ Registration Statement on Form SB-2 (333-120411) filed January 3, 2005.

10.4
Sublease Agreement between Vyteris and Becton Dickinson, dated November 10, 2000 is incorporated by reference to Exhibit 10.4 to Treasure Mountain Holdings’ Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

10.5
License, Development and Distribution Agreement, dated as of September 20, 2002 is incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Treasure Mountain Holdings’ Registration Statement on Form SB-2 (333-120411) filed November 30, 2004. ¥

10.6
License and Development Agreement, dated as of September 27, 2004 is incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Treasure Mountain Holdings’ Registration Statement on Form SB-2 (333-120411) filed November 30, 2004. ¥

10.7
Supply Agreement, dated as of September 27, 2004 is incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Treasure Mountain Holdings’ Registration Statement on Form SB-2 (333-120411) filed November 30, 2004. ¥

10.8
Registration Rights Agreement, dated as of September 29, 2004 is incorporated by reference to Exhibit 10.8 to Treasure Mountain Holdings’ Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

10.9
Securities Purchase Agreement, dated as of September 28, 2004, between Vyteris and Spencer Trask Specialty Group, LLC is incorporated by reference to Exhibit 10.9 to Treasure Mountain Holdings’ Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

10.10
Security Agreement, dated as of September 28, 2004 is incorporated by reference to Exhibit 10.10 to Treasure Mountain Holdings’ Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

10.11
Finder’s Agreement, dated as of March 31, 2004, between Vyteris and Spencer Trask Ventures, Inc. is incorporated by reference to Exhibit 10.11 to Treasure Mountain Holdings’ Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

10.12
Right of First Refusal Agreement, dated as of March 31, 2004, between Vyteris and Spencer Trask Ventures, Inc. is incorporated by reference to Exhibit 10.12 to Treasure Mountain Holdings’ Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

10.13
Placement Agency Agreement, dated as of March 19, 2004, between Vyteris and Spencer Trask Ventures, Inc. is incorporated by reference to Exhibit 10.13 to Treasure Mountain Holdings’ Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

10.14
Placement Agency Agreement, dated as of June 18, 2004, among Vyteris, Inc, Spencer Trask Ventures, Inc. and Rodman & Renshaw, LLC is incorporated by reference to Exhibit 10.14 to Treasure Mountain Holdings’ Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

10.15
Amendment No. 1, dated July 8, 2004, to Placement Agency Agreement, dated as of June 18, 2004, among Vyteris, Inc, Spencer Trask Ventures, Inc. and Rodman & Renshaw, LLC is incorporated by reference to Exhibit 10.15 to Treasure Mountain Holdings’ Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

10.16
Amendment No. 2, dated September 13, 2004, to Placement Agency Agreement, dated as of June 18, 2004, among Vyteris, Inc, Spencer Trask Ventures, Inc. and Rodman & Renshaw, LLC is incorporated by reference to Exhibit 10.16 to Treasure Mountain Holdings’ Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

10.17
Lease, dated December 14, 2004, between CK Bergen Holdings, L.L.C. and Vyteris, Inc. is incorporated by reference to Exhibit 10.17 of the Registrants’ Annual Report on Form 10-KSB for the year ended December 31, 2004.

10.18
Employment Agreement between Vyteris and C. Gregory Arnold is incorporated by reference to Exhibit 10.18 of Amendment No.4 to the Registration Statement on Form SB-2 (333-1204110) filed on April 15, 2005.

10.19	Vyteris (Holdings) Nevada, Inc. 2005 Stock Options Plan is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 26, 2005.

10.23
11.5% Senior Secured Note issued to Spencer Trask Specialty Group, LLC on May 27, 2005 is incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.24
11.5% Senior Secured Note issued to Spencer Trask Private Equity Fund I, LP on May 27, 2005 is incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.25
11.5% Senior Secured Note issued to Spencer Trask Private Equity Fund II, LP on May 27, 2005 is incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.26
11.5% Senior Secured Note issued to Spencer Trask Private Accredited Equity Fund III, LLC on May 27, 2005 is incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.27
11.5% Senior Secured Note issued to Spencer Trask Illumination Fund LLC on May 27, 2005 is incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.28
11.5% Senior Secured Note issued to Spencer Trask Specialty Group, LLC on June 2, 2005 is incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.29
11.5% Senior Secured Note issued to Spencer Trask Private Equity Fund I, LP on June 2, 2005 is incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.30
11.5% Senior Secured Note issued to Spencer Trask Private Equity Fund II, LP on June 2, 2005 is incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.31
11.5% Senior Secured Note issued to Spencer Trask Private Accredited Equity Fund III LLC on June 2, 2005 is incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.32
11.5% Senior Secured Note issued to Spencer Trask Illumination Fund LLC on June 2, 2005 is incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.33
11.5% Senior Secured Note issued to Spencer Trask Specialty Group, LLC on June 21, 2005 is incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.34
11.5% Senior Secured Note issued to Spencer Trask Specialty Group, LLC on July 13, 2005. is incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.35
11.5% Senior Secured Note issued to Spencer Trask Specialty Group, LLC on July 18, 2005. is incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.36
Warrant Agreement issued to Spencer Trask Specialty Group, LLC on May 27, 2005 is incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.37
Warrant Agreement issued to Spencer Trask Private Equity Fund I, LP on May 27, 2005. is incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.38
Warrant Agreement issued to Spencer Trask Private Equity Fund II, LP on May 27, 2005. is incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.39
Warrant Agreement issued to Spencer Trask Private Accredited Equity Fund III, LLC on May 27, 2005 is incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.40
Warrant Agreement issued to Spencer Trask Illumination Fund LLC on May 27, 2005 is incorporated by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.41
Warrant Agreement issued to Spencer Trask Specialty Group, LLC on June 2, 2005 is incorporated by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.42
Warrant Agreement issued to Spencer Trask Private Equity Fund I, LP on June 2, 2005. is incorporated by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.43
Warrant Agreement issued to Spencer Trask Private Equity Fund II, LP on June 2, 2005. is incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.44
Warrant Agreement issued to Spencer Trask Private Accredited Equity Fund III LLC on June 2, 2005. is incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.45
Warrant Agreement issued to Spencer Trask Illumination Fund LLC on June 2, 2005. is incorporated by reference to Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.46
Warrant Agreement issued to Spencer Trask Specialty Group, LLC on June 21, 2005. is incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.47
Warrant Agreement issued to Spencer Trask Specialty Group, LLC on July 13, 2005. is incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.48
Warrant Agreement issued to Spencer Trask Specialty Group, LLC on July 18, 2005. is incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.49
Subscription Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated May 27, 2005. is incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.50
Subscription Agreement between the Registrant and Spencer Trask Private Equity Fund I, LP, dated May 27, 2005 is incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.51
Subscription Agreement between the Registrant and Spencer Trask Private Equity Fund II, LP, dated May 27, 2005 is incorporated by reference to Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.52
Subscription Agreement between the Registrant and Spencer Trask Private Accredited Equity Fund III, LLC, dated May 27, 2005. is incorporated by reference to Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005

10.53
Subscription Agreement between the Registrant and Spencer Trask Illumination Fund LLC, dated May 27, 2005 is incorporated by reference to Exhibit 10.53  to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.54
Subscription Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated June 2, 2005 is incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.55
Subscription Agreement between the Registrant and Spencer Trask Private Equity Fund I, LP, dated June 2, 2005. is incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.56
Subscription Agreement between the Registrant and Spencer Trask Private Equity Fund II, LP, dated June 2, 2005. is incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.57
Subscription Agreement between the Registrant and Spencer Trask Private Accredited Equity Fund III LLC, dated June 2, 2005. is incorporated by reference to Exhibit 10.57 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.58
Subscription Agreement between the Registrant and Spencer Trask Illumination Fund LLC, dated June 2, 2005 is incorporated by reference to Exhibit 10.58 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.59
Subscription Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated June 21, 2005 is incorporated by reference to Exhibit 10.59 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.60
Subscription Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated July 13, 2005. is incorporated by reference to Exhibit 10.60 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.61
Subscription Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated July 18, 2005. is incorporated by reference to Exhibit 10.61 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.62
Letter Agreement, dated as of August 2, 2005, between the Registrant and Spencer Trask Specialty Group, LLC is incorporated by reference to Exhibit 10.62 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.63
Letter Agreement, dated as of August 2, 2005, between the Registrant and Spencer Trask Ventures, Inc. is incorporated by reference to Exhibit 10.63 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.64
Letter Agreement, dated as of July 28, 2005, between the Registrant and Qubit Holdings, LLC is incorporated by reference to Exhibit 10.64 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005

10.65
Securities Purchase Agreement between the Registrant and the investors named therein, dated as of August 19, 2005 is incorporated by reference to Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.66
Registration Rights Agreement between the Registrant and the investors named therein, dated as of August 19, 2005 is incorporated by reference to Exhibit 10.66 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.67
Security Agreement among the Registrant, Vyteris, Inc., Satellite Asset Management, L.P. and the lenders named therein, dated as of August 19, 2005 is incorporated by reference to Exhibit 10.67 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.68
Cash Collateral Agreement among the Registrant, the investors named therein and Wachovia Bank, National Association, dated as of August 19, 2005 is incorporated by reference to Exhibit 10.68 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.69
Subsidiary Guaranty given by Vyteris, Inc. to the investors named therein, dated as of August 19, 2005 is incorporated by reference to Exhibit 10.69 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.70
Form of Convertible Debenture issued pursuant to the Securities Purchase Agreement contained in Exhibit 10.65 is incorporated by reference to Exhibit 10.70 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.71
Form of Warrant issued pursuant to the Securities Purchase Agreement contained in Exhibit 10.65 is incorporated by reference to Exhibit 10.71 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.72
11.5% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on January 31, 2006 is incorporated by reference to Exhibit 10.72 of the Registrants’ Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.73
Note and Warrant Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated January 31, 2006 is incorporated by reference to Exhibit 10.73 of the Registrants’ Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.74
Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated January 31, 2006 is incorporated by reference to Exhibit 10.74 of the Registrants’ Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.75
Warrant Agreement issued to Spencer Trask Specialty Group, LLC on January 31, 2006 is incorporated by reference to Exhibit 10.75 of the Registrants’ Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.76
10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on February 13, 2006 is incorporated by reference to Exhibit 10.76 of the Registrants’ Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.77
Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated February 13, 2006 is incorporated by reference to Exhibit 10.77 of the Registrants’ Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.78
Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated February 13, 2006 is incorporated by reference to Exhibit 10.78 of the Registrants’ Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.79
10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on February 16, 2006 is incorporated by reference to Exhibit 10.79 of the Registrants’ Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.80
Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated February 16, 2006 is incorporated by reference to Exhibit 10.80 of the Registrants’ Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.81
Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated February 16, 2006. 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on February 16, 2006 is incorporated by reference to Exhibit 10.81 of the Registrants’ Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.82
10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on March 20, 2006 is incorporated by reference to Exhibit 10.82 of the Registrants’ Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.83
Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated March 20, 2006 is incorporated by reference to Exhibit 10.83 of the Registrants’ Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.84
Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated March 20, 2006 is incorporated by reference to Exhibit 10.84 of the Registrants’ Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.85
Separation Agreement between the Registrant and Michael McGuinness, dated March 16, 2006 is incorporated by reference to Exhibit 10.85 of the Registrants’ Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.86
Separation Agreement between the Registrant and Vincent DeCaprio, dated December 27, 2005 is incorporated by reference to Exhibit 10.86 of the Registrants’ Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.87
Employment Agreement, Stock Option Agreement between the Registrant and Timothy McIntyre, dated January 1, 2006.  Guaranty between and Spencer Trask Specialty Group, LLC and Timothy McIntyre, dated January 1, 2006 is incorporated by reference to Exhibit 10.87 of the Registrants’ Annual Report on Form 10-KSB for the year ended December 31, 2005.

10.88
Amendment to the Securities Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated March 29, 2006 is incorporated by reference to Exhibit 10.88 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006.

10.89
10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on April 4, 2006 is incorporated by reference to Exhibit 10.89 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006.

10.90
Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated April 4, 2006 is incorporated by reference to Exhibit 10.90 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006.

10.91
Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated April 4, 2006 is incorporated by reference to Exhibit 10.91 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006.

10.92
10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on April 18, 2006 is incorporated by reference to Exhibit 10.92 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006.

10.93
Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated April 18, 2006 is incorporated by reference to Exhibit 10.93 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006.

10.94
Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated April 18, 2006 is incorporated by reference to Exhibit 10.94 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006.

10.95
10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on May 5, 2006 is incorporated by reference to Exhibit 10.95 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006.

10.96
Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated May 5, 2006 is incorporated by reference to Exhibit 10.96 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006.

10.97
Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated May 5, 2006 is incorporated by reference to Exhibit 10.97 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006.

10.99
Allonge, Amendment and Waiver Number Two to the Securities Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated April 27, 2006 is incorporated by reference to Exhibit 10.99 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006.

10.100
10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on May 23, 2006 is incorporated by reference to Exhibit 10.100 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006.

10.101
Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated May 23, 2006 is incorporated by reference to Exhibit 10.101 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006.

10.102
Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated May 23, 2006 is incorporated by reference to Exhibit 10.102 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006.

10.103
10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on June 8, 2006 is incorporated by reference to Exhibit 10.103 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006.

10.104
Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated June 8, 2006 is incorporated by reference to Exhibit 10.104 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006.

10.105
Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated June 8, 2006 is incorporated by reference to Exhibit 10.105 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006.

10.106
10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on June 26, 2006 is incorporated by reference to Exhibit 10.106 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006.

10.107
Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated June 26, 2006 is incorporated by reference to Exhibit 10.107 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006.

10.108
Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated June 26, 2006 is incorporated by reference to Exhibit 10.108 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006.

10.109
10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on July 7, 2006 is incorporated by reference to Exhibit 10.109 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.110
Note Purchase Agreement between the Registrant and Spencer Trask  Specialty Group, LLC, dated July 7, 2006 is incorporated by reference to Exhibit 10.110 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.111
Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated July 7, 2006 is incorporated by reference to Exhibit 10.111 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.112
10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on July 17, 2006 is incorporated by reference to Exhibit 10.112 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.113
Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated July 17, 2006 is incorporated by reference to Exhibit 10.113 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.114
Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated July 17, 2006 is incorporated by reference to Exhibit 10.114 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.115
10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on August 2, 2006 is incorporated by reference to Exhibit 10.115 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.116
Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated August 2, 2006 is incorporated by reference to Exhibit 10.116 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.117
Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated August 2, 2006 is incorporated by reference to Exhibit 10.117 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.118
10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on August 17, 2006 is incorporated by reference to Exhibit 10.118 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.119
Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated August 17, 2006 is incorporated by reference to Exhibit 10.119 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.120
Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated August 17, 2006 is incorporated by reference to Exhibit 10.120 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.121
Lease Agreement between Lincoln Fair Lawn Associates and the Registrant dated August 29, 2006 is incorporated by reference to Exhibit 10.121 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.122
10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on August 30, 2006 is incorporated by reference to Exhibit 10.122 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.123
Note Purchase Agreement between the Registrant and Spencer Trask  Specialty Group, LLC, dated August 30, 2006 is incorporated by reference to Exhibit 10.123 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.124
Registration Rights Agreement between the Registrant and Spencer Trask  Specialty Group, LLC, dated August 30, 2006 is incorporated by reference to Exhibit 10.124 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.125
10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on August 31, 2006 is incorporated by reference to Exhibit 10.125 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.126
Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated August 31, 2006 is incorporated by reference to Exhibit 10.126 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.127
Registration Rights Agreement between the Registrant and Spencer Trask  Specialty Group, LLC, dated August 31, 2006 is incorporated by reference to Exhibit 10.127 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.128
Finder's Agreement between the Registrant and International Capital Advisory Inc. dated September 13, 2006 is incorporated by reference to Exhibit 10.128 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.129
Advisory Consulting Agreement between the Registrant and International Capital Advisory Inc. dated September 13, 2006 is incorporated by reference to Exhibit 10.129 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006.

10.130	Spencer Trask Ventures, Inc. Proposal for the Acquisition of Lehigh Valley Technologies, Inc. by the Registrant dated February 23, 2007.

10.131	Subscription Agreement, dated July 2007

10.132	Form of Investor Warrant, dated July 2007

10.133	Product Marketing Agreement between Vyteris, Inc. and Laboratory Corporation of America Holdings, dated June 5, 2007

10.134	2007 Outside Director Cash Compensation and Stock Incentive Plan.

10.135	2007 Stock Option Plan.

10.136	International Capital Advisory, Inc., Consulting Agreement dated July 25, 2007, as assigned to Wolverine International Holdings, on July 25, 2007.

10.137	Agreement to Engage Viking Investment Group II Inc. as a Financial Consultant dated July 26, 2007.

10.138	Consulting Sales and Promotion Agreement with Caswood Group, Inc., dated May 11, 2007.

10.139	Employment Agreement between Vyteris, Inc. and Anthony Cherichella, dated as of August 1, 2007.

10.140	Allonge, Amendment and Waiver No. 6 between the Company and Spencer Trask Specialty Group, LLC and affiliated entities, dated September 24, 2007.

10.141	Separation and General Release Agreement between Vyteris, Inc. and Timothy J. McIntyre, dated as of March 21, 2008.

16.1	Letter from Madsen & Associates, CPA's, Inc. dated November 5, 2004 is incorporated by reference to Exhibit 16.1 to Treasure Mountain Holdings’ Current Report on Form 8-K filed November 5, 2004.

21.1	Subsidiaries of Treasure Mountain is incorporated by reference to Exhibit 21.1 to Treasure Mountain Holdings’ Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

23.1	Consent of Independent Registered Public Accounting Firm dated April 11, 2008.

23.2	Consent of Independent Registered Public Accounting Firm dated April 11, 2008.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

        A description of the principal accounting fees and services will be contained in the Definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders; said information is incorporated herein by reference.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Vyteris , Inc.

April 15, 2008	By:	/s/ Donald F. Farley
Donald F. Farley
Chairman of the Board of Directors and Principal Executive Officer

/s/ Anthony Cherichella
Anthony Cherichella
Chief Financial Officer and Principal Accounting Officer

/s/ Joseph Himy
Joseph Himy
Vice President of Finance

        In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD F. FARLEY	Chairman of the Board of Directors	April 15, 2008
Donald F. Farley

/s/ DAVID DIGIACINTO	Director	April 15, 2008
David DiGiacinto

/s/ RUSSELL O. POTTS	Director	April 15, 2008
Russell O. Potts

/s/ ARTHUR COURBANOU	Director	April 15, 2008
Arthur Courbanou