Form 10-Q
period 2008-03-31
Vyteris Holdings (Nevada), Inc.
filed 2008-05-12
CIK 1139950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

CLASS	OUTSTANDING AT MAY 5, 2008
Common stock, par value $.001 share	107,959,312

Transitional Small Business Disclosure Format (Check one):  ☐ Yes    ☒  No

VYTERIS, INC.

FORM 10-Q

Vyteris® and LidoSite® are our trademarks. All other trademarks, servicemarks or trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

ITEM 1. FINANCIAL STATEMENTS

VYTERIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31
	2008	2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,091,334	$1,716,671
Accounts receivable, net	2,757	7,257
Prepaid expenses and other	186,397	246,519
Restricted cash	51,456	50,428
Total current assets	2,331,944	2,020,875

Restricted cash, less current portion	240,000	240,000
Property and equipment, net	522,283	688,800
Other assets	276,026	276,026
TOTAL ASSETS	$3,370,253	$3,225,701

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Senior secured convertible promissory note, net of discount	$303,681	$243,597
Subordinated convertible notes due to related party	5,366,550	5,366,550
Accounts payable	1,892,436	1,897,359
Accrued registration rights penalty	2,206,000	2,141,132
Interest payable and accrued expenses due to related party	2,061,578	1,821,519
Accrued expenses, deferred revenue and other	1,800,431	2,262,295
Total current liabilities	13,630,676	13,732,452

Working capital facility to a related party	2,850,000	2,850,000
Deferred revenue, less current portion	287,114	318,284
Facilities realignment, less current portion	2,301,188	-
Preferred stock, 50,000,000 shares authorized,
Series B convertible, mandatorily redeemable preferred stock; 7,500,000 shares issued and outstanding on March 31, 2008 and December 31, 2007; liquidation preference $9,600,000 and $9,450,000 at March 31, 2008 and December 31, 2007, respectively	9,600,000	9,450,000
Total liabilities	28,668,978	26,350,736

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, par value $.001 per share; 500,000,000 shares authorized, 107,959,312 and 88,880,897 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	107,959	88,881
Additional paid-in capital	148,724,230	149,152,702
Accumulated deficit	(174,130,914)	(172,366,618)
Total stockholders’ equity (deficit)	(25,298,725)	(23,125,035)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,370,253	$3,225,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2008	2007
Revenues:
Product sales	$8,323	$856
Product development	680,258	925,150
Other revenue	31,170	24,295
Total revenues	719,751	950,301

Cost and expenses:
Cost of sales	102,774	—
Research and development	1,793,558	2,135,103
General and administrative	(2,528,609)	1,552,084
Sales and marketing	177,736	295,731
Facilities realignment and impairment of fixed assets	2,432,828	—
Registration rights penalty	64,868	64,155
Total cost and expenses	2,043,155	4,047,073
Loss from operations	(1,323,404)	(3,096,772)

Interest (income) expense:
Interest income	(20,770)	(23,782)
Interest expense to related parties	391,188	504,668
Interest expense	70,474	927,177
Interest expense, net	440,892	1,408,063

Revaluation of warrant liability	—	5,284,171

Net loss	$(1,764,296)	$(9,789,006)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.15)

Weighted average number of common shares:
Basic and diluted	97,796,726	65,314,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2007	88,880,897	$88,881	$149,152,702	$(172,366,618)	$(23,125,035)
Non-cash stock based compensation expense, net	-	-	(4,045,077)	-	(4,045,077)
Issuance of common stock for capital raised, net	9,900,000	9,900	1,790,100	-	1,800,000
Exercise of warrants	9,178,415	9,178	1,826,505	-	1,835,683
Net loss for the three months ended March 31, 2008	-	-	-	(1,764,296)	(1,764,296)
Balance at March 31, 2008	107,959,312	$107,959	$148,724,230	$(174,130,914)	$(25,298,725)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,764,296)	$(9,789,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,149	92,791
Stock based compensation (credits) charges	(4,045,077)	264,500
Amortization of senior secured convertible debentures discount	-	753,659
Amortization of discount on senior secured promissory note	60,084	56,594
Accrued registration rights penalty	64,868	64,155
Facility realignment and impairment of fixed assets	2,432,828	-
Inventory reserves	94,890	-
Loss from revaluation of warrants issued in excess of authorized shares	-	5,284,171
Interest charges for warrants issued for working capital facility extension	-	234,300
Other	(23,890)	32,489
Change in operating assets and liabilities:
Accounts receivable	4,500	(386,842)
Inventory	(94,890)	(122,982)
Prepaid expenses and other assets	60,122	85,118
Accounts payable	(4,923)	(385,969)
Accrued expenses and other liabilities	(548,087)	(29,898)
Interest payable and accrued expenses to related parties	427,741	368,226
Net cash used in operating activities	(3,249,981)	(3,478,694)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash	(1,028)	48,549
Purchase of equipment	(1,861)	(41,168)
Net cash (used in) provided by investing activities	(2,889)	7,381

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placements of common stock and warrants	1,800,000	7,281,489
Net proceeds from exercise of warrants	1,835,683	-
Proceeds from issuance of secured bridge note to related party	-	200,000
Repayment of secured bridge note to related party	-	(200,000)
Proceeds from issuance of secured promissory note to related party	-	350,000
Repayment of capital lease obligations and other	(8,150)	(113,329)
Net cash provided by financing activities	3,627,533	7,518,160

Net increase in cash and cash equivalents	374,663	4,046,847
Cash and cash equivalents at beginning of the period	1,716,671	2,171,706
Cash and cash equivalents at end of the period	$2,091,334	$6,218,553

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$3,185	$28,122
Fair value of warrants issued in connection with private placement	4,554,000	-
Conversion of senior secured convertible debentures into common stock	-	963,707
Increase in reclassification of warrant value to a liability due to insufficient authorized shares	-	13,535,038
Fair value of warrants issued in connection with issuance of secured promissory notes to related parties	-	234,300
Fair value of warrants issued to placement agents	207,000	1,045,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     Organization and Basis of Presentation

Business

Vyteris, Inc. (formerly Vyteris Holdings (Nevada), Inc.), (the terms “Vyteris” and the “Company” refer to each of Vyteris, Inc., its subsidiary, Vyteris, Inc. (incorporated in the State of Delaware) and the consolidated company), has developed and produced the first FDA – approved electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to administer certain therapeutics either directly to the skin or into the bloodstream. In January 2005, Vyteris received approval from the United States Food and Drug Administration (“FDA”) for its manufacturing facility and processes for LidoSite. Vyteris holds over 68 U.S. patents relating to the delivery of drugs across the skin using a mild electric current and operates in one business segment.  Due to the limited early commercial success of LidoSite, the Company reassessed its business model in late December 2007.  Accordingly, the Company de-emphasized the LidoSite project and is actively pursuing peptide and small molecule opportunities.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The report of the independent registered public accounting firm relating to the audit of the Company's consolidated financial statements for the year ended December 31, 2007 contains an explanatory paragraph expressing uncertainty regarding our ability to continue as a going concern because of the Company's operating losses and its continuing need for additional capital.

During the three month period ending March 31, 2008, the Company raised a total of $1.8 million in a private placement pursuant to which the Company issued to investors a total of 9,000,000 shares of common stock at a purchase price of $0.20 per share.  In addition, on February 1, 2008, the Company temporarily reduced the exercise price of all of its issued and outstanding warrants to $0.20.  On February 28, 2008, the total number of warrants exercised was 9,178,415 resulting in gross proceeds to us of $1.8 million (see Note 10).  Net proceeds from these financings have not provided sufficient funds for the Company’s current operations. Subsequent financings will be required to fund the Company’s operations. No assurance can be given that the Company will be successful in arranging the further financing needed to continue the execution of its business plan, which includes the development of new products. Failure to obtain such financing will require management to substantially curtail operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue in business as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. The report of the independent registered public accounting firm relating to the audit of the Company's consolidated financial statements for the year ended December 31, 2007 contains an explanatory paragraph expressing uncertainty regarding our ability to continue as a going concern because of the Company's operating losses and its need for additional capital.  The condensed consolidated balance sheet as of December 31, 2007 has been derived from those audited consolidated financial statements. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

All significant intercompany balances and transactions have been eliminated in consolidation.

2.     Significant Accounting Policies

Accounting policies

There have been no significant changes in the Company’s accounting policies (as detailed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007). The following significant accounting policies are included herein.

Restricted cash

As of March 31, 2008 and December 31, 2007, the Company had $0.3 million of restricted cash that guarantees issued letters of credit to support its lease agreement.

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

On June 5, 2007, the Company entered into a sales and marketing agreement with Laboratory Corporation of America (“LabCorp”) to launch its LidoSite product in the physicians’ office market.  The launch consumed substantial Company resources, and met with very limited success; therefore, the Company initiated a de-emphasis of the LidoSite product in December 2007.

The LidoSite product consists of a patch that adheres to the skin and contains the medication and a small reusable battery-powered, wearable electronic dose controller that connects to the patch. The controller that has been developed for LidoSite is a simple, single-pulse device initiated by the push of a button, which turns on the electric current for a ten-minute interval as it delivers the drug. Sophisticated control circuitry senses the skin’s electrical resistance and limits the amount of current that is delivered to a safe, comfortable level, thereby automatically adapting to a wide range of skin types and characteristics. The controller is designed to provide up to 99 applications of the LidoSite product.  Certain defects relating to the operation of the controller have been remedied by the Company; however, there have been insufficient sales of the product to determine, on a widespread basis, if the remedies are effective, or if further changes will be needed to render the controllers fully effective.  Additionally, given the de-emphasis of the LidoSite product, the Company will need to refine its controller technology for use in other applications, such as peptide delivery.  Until there is sufficient use of adapted technology, the Company cannot determine if the modifications will be sufficient to render technology, as adapted, effective in those new applications or whether further modifications will be needed.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”), 109, “Accounting for Income Taxes” and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“FIN No. 48”). Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

Debt instruments, offering costs and the associated features and instruments contained therin

Deferred financing costs are amortized over the term of its associated debt instrument. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the debt instrument between the warrants and the debt based on their relative fair values in accordance with Accounting Principle Board No. 14 (“APB 14”), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value of the warrants issued to debt holders or placement agents are calculated utilizing the Black-Scholes option-pricing model. The Company  amortizes the resultant discount or other features over the terms of the debt through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated. The Company’s debt instruments do not contain any embedded derivatives at March 31, 2008.

Recently issued accounting standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  However, on February 12, 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within scope of FSP No. 157-2. The Company does not believe that the adoption of SFAS No. 157 will have a material impact on its condensed consolidated financial statements.

On December 12, 2007, Emerging Issues Task Force (“EITF”) No. 07-01, "Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property," ("EITF No. 07-01"), was issued. EITF No. 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship.  EITF No. 07-01 is effective for the Company's collaborations existing after January 1, 2009. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141(R)”), which replaces FASB Statement No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, the goodwill acquired and the expenses incurred in connection with the acquisition. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. As a result, the Company will apply the provisions of SFAS No. 141(R) prospectively to business combinations that close on or after January 1, 2009. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 141(R) may have on its condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financials Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 clarifies the accounting for non controlling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that adopting SFAS No. 160 will have on its condensed consolidated financial statements.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

        In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS No. 161”), which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to require qualitative disclosure about objectives and strategies in using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about the underlying credit-risk-related contingent features in derivative agreements. SFAS No. 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 161 may have on its condensed consolidated financial statements.

3.     Restructuring

On January 31, 2008, the Company reduced its workforce by approximately 32 employees that were solely or partially dedicated to LidoSite.  This reduction in force and reduction in variable spending related to LidoSite are intended to reduce the Company’s ongoing working capital needs and monthly cash burn while reallocating resources to both peptide product delivery and other development opportunities.  Despite the de-emphasis on LidoSite, the Company will continue to support LidoSite at a more streamlined level to maintain availability of the product at the current level of demand.  The Company recorded approximately $0.2 million of severance related expenses, which are included in research and development, general and administrative and sales and marketing expenses in the condensed consolidated statement of operations during the three months ended March 31, 2008.  There was approximately $0.02 million of unpaid severance costs as of March 31, 2008.  See also Notes 13 and 15 for discussion of executives severance costs and lease abandonment.

4.     Inventories, net

Inventories consist of the following:
	March 31, 2008	December 31, 2007
	(Unaudited)

Raw materials	$1,407,875	$1,319,026
Work in process	131,619	110,459
Finished goods	307,322	273,885
Inventory	1,846,816	1,703,370
Excess and obsolete inventories	(1,846,816)	(1,703,370)
Inventories, net	$-	$-

Inventories are stated at the lower of cost (first-in, first-out method) or market.

The Company assesses the valuation of its inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory and the lower of cost or market adjustment. The key factors in the Company’s inventory review process are the historical rates for raw material and fabricated patch meeting its product specification acceptance criteria and anticipated demand for its LidoSite product. Due to the de-emphasis of the LidoSite product, the Company is focusing its resources and efforts in other products and accordingly inventory of $0.1 million was written off for the three months ended March 31, 2008.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

5.     Property and Equipment, net

Property and equipment, net consist of the following:
	March 31, 2008	December 31, 2007
	(Unaudited)

Manufacturing and laboratory equipment	$1,883,753	$1,883,753
Furniture and fixtures	156,543	326,672
Office equipment	403,869	402,008
Leasehold improvements	367,818	367,818
Software	202,376	202,376
	3,014,359	3,182,627
Less: Accumulated depreciation and amortization	(2,492,076)	(2,493,827)
Property and equipment, net	$522,283	$688,800

Depreciation and amortization expense, included in cost and expenses in the accompanying condensed consolidated statements of operations, was approximately $0.1 million for each of the three months ended March 31, 2008 and 2007, respectively.

In March 2008, the Company recorded an impairment charge of approximately $0.1 million on furniture and fixtures due to the consolidation of office space (see Note 15), which is included in facilities realignment and impairment of fixed assets expense in the condensed consolidated statement of operations for the three months ended March 31, 2008.

6.     Working Capital Facility

In September 2004, the Spencer Trask Specialty Group, LLC or STSG, a related party,  agreed to provide the Company with up to $5.0 million in working capital loans, as amended, in the form of 11.5% secured demand promissory notes (the “Working Capital Facility”). Pursuant to the terms of the Working Capital Facility, amounts drawn under the facility were to be repaid on or before November 15, 2005, however the repayment was not made. The Working Capital Facility is secured by a lien on all of the Company’s and its operating subsidiary’s assets but is subordinate to the lien on those assets held by the lenders in the December 2006 Senior Secured Convertible Promissory Note (see Note 9).

Through several amendments, STSG and the Company had agreed to the following: (a) the noteholders waived all covenant defaults resulting from inadequate collateral coverage until June 1, 2007, (b) the maturity dates under the Working Capital Facility were deferred until June 1, 2007, which was again subsequently extended to June 1, 2009, (c) on a monthly basis until May 31, 2007, the Company issued to the noteholders warrants to purchase 110,000 shares of the Company's common stock at an exercise price of $2.40 per share, and (d) the lenders shall have the option to convert the outstanding principal amount of the Working Capital Facility into Company common stock at a price of $1.50 per share.   No warrant issuances have been made thereunder since May 2007 as a result of the amendment to the Working Capital Facility (See Note 10).  The interest expense on the outstanding principal amount for the three months ended March 31, 2008 was estimated to be approximately $0.1 million and is included in interest expense to related parties in the accompanying condensed consolidated statements of operations.

On February 23, 2007, STSG loaned to the Company $0.4 million in aggregate principal amount in the form of a senior secured promissory note subject to the terms of the Working Capital Facility.  In connection with the loan, on a monthly basis the Company issued to the noteholders warrants to purchase 49,280 shares of the Company’s common stock at an exercise price of $0.75 per share. Management estimated that the fair value of the 98,560 warrants issued during the three months ended March 31, 2007 was approximately $0.2 million, using the Black-Scholes option-pricing model.  The fair value of these warrants is included in interest expense to related parties in the accompanying condensed consolidated statements of operations.

As of March 31, 2008 and December 31, 2007, $2.9 million was outstanding under the Working Capital Facility. The Company recorded accrued and unpaid interest to related parties of approximately $0.3 million in interest payable and accrued expenses to related parties in the accompanying condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

7.     Accrued Registration Rights Penalty

In connection with the delayed filing of a registration statement for securities sold pursuant to a $15.1 million private placement in 2004, the Company incurred approximately $1.4 million of liquidated damages in 2005. In addition, the Company is obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable.  The Company has not yet paid such amount and interest continues to accrue. Interest expense, included in registration rights penalty in the accompanying condensed consolidated statements of operations, was approximately $0.1 million for each of the three month periods ended March 31, 2008 and 2007.

8.     Accrued Expenses, Deferred Revenue and Other

Accrued expenses, deferred revenue and other consist of the following:

	March 31,	December 31,
	2008	2007

Compensation, accrued bonuses and benefits payable	$246,639	$243,358
Continuous motion patch machine costs and delivery	192,500	192,500
Deferred revenue, current portion	244,504	124,678
Accrued insurance costs	42,899	109,414
Accrued accounting, legal and consulting fees	226,890	242,253
Current portion of capital lease obligation	14,272	22,422
Accrued research and development third party costs	-	262,349
Outside services	79,068	227,200
Deposits payable to investors	-	325,000
Food and drug administration fees	267,739	131,991
Facilities realignment	228,478	-
Other	257,442	381,130
Accrued expenses, deferred revenue and other	$1,800,431	$2,262,295

9.     Promissory Notes

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

The Company allocated the aggregate proceeds of the January 2006 Promissory Note between the warrants and the debentures based on their relative fair values in accordance with Accounting Principles Board (“APB”) No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” and thus recorded approximately $62,000 as additional paid-in capital for the value allocated to the warrants. Management determined the fair value of the warrants utilizing the Black-Scholes option-pricing model. The Company is amortizing the fair market value of the warrants through December 1, 2008, the date of maturity.

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

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

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

The following is a schedule of the remaining balance of the January 2006 Promissory Note and the 2006 Promissory Notes at March 31, 2008:

Issuance Date	Principal Amount	Balance
January 31, 2006	$250,000	$250,000
February 13, 2006	500,000	500,000
February 16, 2006	500,000	500,000
March 21, 2006	500,000	500,000
April 4, 2006	500,000	500,000
April 18, 2006	750,000	750,000
May 5, 2006	500,000	500,000
May 23, 2006	500,000	500,000
June 8, 2006	500,000	500,000
June 26, 2006	500,000	500,000
July 7, 2006	200,000	200,000
July 18, 2006	166,550	166,550
Balance at March 31, 2008		$5,366,550

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

In accordance with EITF 98-5 and EITF 00-27, the Company has determined that there is a beneficial conversion feature to the December 2006 Senior Secured Convertible Promissory Note in the amount of $0.5 million. This amount is being amortized over the life of the debt using the effective interest method. Debt discount amortization expense for each of the three month periods ended March 31, 2008 and 2007 was $0.1 million and is included in interest expense in the condensed consolidated statements of operations. The balance outstanding as of March 31, 2008 and December 31, 2007 is $0.3 million and $0.2 million, net of the debt discount of $0.2 million and $0.3 million, respectively.

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

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

(iii)	the Company and STSG agreed to revise the interest rate on the 11.5% Secured Promissory Notes to a revised rate of 9% per annum, commencing June 1, 2007;

(iv)	the conversion price on all Referenced Debt into the Company’s common stock was reduced to $1.50 per share; and

(v)	the Company agreed to revise the exercise price on 949,071 warrants previously issued to STSG to an exercise price of $1.50 per share.

The Company performed an evaluation of the amendments to the Referenced Debt under EITF No. 06-06 “Debtor’s Accounting for a Modification (or Exchange) or Convertible Debt Instruments,” (“ EITF 06-06”).  Accordingly, the Company concluded that debt extinguishment accounting should apply and recorded an immediate non-cash charge of $6.7 million directly to its condensed consolidated statement of operations in the third quarter of 2007, representing the incremental “fair value” of instruments issued.

10.   Private Placements of Common Stock and Warrants

2007 Private Placements

In the first quarter of 2007, the Company raised a total of $8.1 million pursuant to which the Company issued to investors a total of 10,795,668 shares of common stock at $0.75 per share (the “First Quarter 2007 Financing”).  In connection with the 2007 Financing, the Company paid finders fees to Wolverine and to STVI, in the amount of $0.8 million and $0.04 million, respectively, representing 10% of the gross proceeds raised.  In addition, the Company issued to Wolverine and STVI warrants to purchase up to 1,030,167 and 49,400 shares of the Company's common stock, respectively, representing 10% of the common stock issued to investors.  Each warrant may be exercised for five years from the date of issuance to purchases share of common stock for $0.75 per share.  The transaction calls for filing of a registration statement to cover the resale of the common stock and the amount of common shares underlying the warrants issued to Wolverine and STVI pursuant to their agreements with the Company. Net proceeds were $7.3 million, with finders fees and other legal costs of $0.8 million recorded as a reduction of equity as a cost of the transaction.

February 2008 Private Placement

In February of 2008, the Company raised a total of $1.8 million in a private placement pursuant to which the Company issued to investors a total of 9,000,000 shares of common stock at a purchase price of $0.20 per share (“February 2008 Financing”).  The investors were issued warrants to purchase Company Common Stock in the amount of two times the number of shares purchased, or 18,000,000 total warrants.  Those investor warrants bear a five year term and have an exercise price of $0.20 per share, and contain a mandatory exercise provision at the Company’s election should the market price of the Company’s Common Stock be at least $0.30 for 20 consecutive trading days.  In connection with the February 2008 Financing, the Company paid a finders fee to Ramp International, Inc. (“Ramp”) in the amount of $0.2 million representing 10% of the gross proceeds raised.  Ramp reinvested its cash fee in the February 2008 Financing and received 900,000 shares of common stock and 1,800,000 warrants.  In addition, the Company issued to  Ramp warrants to purchase up to 900,000 shares of the Company's common stock, respectively, representing 10% of the common stock to be issued to investors.  All warrants issued to Ramp contain terms identical to the terms of the warrants issued to the investors in the February 2008 Financing.  Net proceeds (after reinvestment of the cash finders fee) were $1.8 million, with no legal or other professional fees attributed thereto as offering costs.

Funds Raised Pursuant to Warrant Exercises due to Temporary Reduction in Exercise Price of Warrants Issued

On February 1, 2008, the Company temporarily reduced the exercise price of all of its issued and outstanding warrants to $0.20 and sent notification to all of its warrantholders to that effect.  As of February 1, 2008, the Company had 57,973,807 warrants issued and outstanding.  On February 28, 2008, the total number of warrants exercised under this temporary reduction in exercise price program was 9,178,415 resulting in net proceeds to us of $1.8 million.  The Company has concluded that the temporary reduction in exercise has no economic impact on its consolidated financial statements because the reduction in exercise price is only an offer to sell stock at a reduced per share price. All shares issued as a result of these warrant exercises are unregistered, restricted shares of its common stock.  Thus, as of February 28, 2008, 48,795,392 of the remaining warrants eligible for conversion remained issued and outstanding and reverted to their original terms.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

11.   Series B, Convertible, Mandatorily Redeemable Preferred Stock

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

The Company accrued cumulative dividends in arrears on the Series B Preferred Stock by recognizing $0.2 million for each of the three months ended March 31, 2008 and 2007, of interest expense to related parties in the accompanying condensed consolidated statement of operations and increasing the redemption value of the Series B Preferred Stock.

With respect to the distribution of assets, the Series B Preferred Stock ranks senior to the Company’s common stock. Each share of the Series B Preferred Stock is convertible at any time, at the option of the holder, into common stock at $1.50 per share pursuant to an agreement with STSG as of August 2007.

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

In August 2007, the Company, as a part of the “restructuring” set forth in the agreement with STSG and its affiliates (collectively referred to in this paragraph as “STSG”) as described in Note 9, agreed to reduce the conversion price of the Series B Preferred Stock from $3.58 per share to $1.50 per share.  This agreement was in consideration of STSG deferring mandatory redemption from March 1, 2006 to June 1, 2009.  Since the Company accounted for the Series B Preferred Stock as “a liability” on the consolidated balance sheet pursuant to Accounting Series Release No. 268, the Company concluded that an evaluation of the amended terms should be performed pursuant to EITF 06-6.  In accordance with this evaluation, the Company concluded that the incremental beneficial conversion feature (decrease in conversion price from $3.58 per share to $1.50 per share) resulted in a “substantial difference” as defined in EITF 06-6, and accordingly recorded a non-cash charge directly to the consolidated statement of operations of $3.7 million for the year ended December 31, 2007.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

12.   Related Party Transactions

In addition to the Working Capital Facility described in Note 6, the Promissory Notes described in Note 9, the private placements of common stock and warrants described in Note 10, Series B, Convertible, Mandatorily Redeemable Preferred Stock described in Note 11 and the security deposit in Note 15, the Company had the following related party transactions:

Monumed, LLC

Beginning in the third quarter of 2006, Monumed, LLC (“Monumed”) provided services to us in conjunction with the launch of  the Company’s LidoSite product and related commercialization efforts.  In May 2007, the Company’s then Chief Executive Officer, Timothy J. McIntyre, advised the Company’s Board of Directors that his brother was a shareholder of Monumed, which was in addition to prior disclosure that his brother was a Monumed employee.  Mr. McIntyre then advised the Board of Directors of certain procedures being implemented to mitigate the occurrence of any risks of conflicts of interest.

In 2006, Talle Creative (“Talle”), billed $76,321 in website and marketing services to the Company, which was paid in full.  When Monumed began providing services to the Company in late 2006, several of the personnel, who had provided services to the Company on behalf of Talle, were also some of the personnel who provided services to the Company on behalf of Monumed.  In early 2008, Mr. McIntyre informed the Company that Talle was a minority equity owner in Monumed; however, the Company’s management and its Board of Directors was unaware of an equity ownership by Talle in Monumed until the 2008 disclosure.

On February 4, 2008, the Company’s Board of Directors  was also made aware that Mr. McIntyre has an indirect familial relationship with Monumed.  Mr. McIntyre stated that CFTB, LLC (“CFTB”) owns 50.2% of the membership interests in Monumed and that CFTB is wholly-owned by Carey Cuttone, Mr. McIntyre’s spouse.

The Company has paid to Monumed a total of $1.3 million and $0.3 million during 2007 and 2006, respectively.   As of March 31, 2008 and December 31, 2007 unpaid invoices owed by the Company to Monumed amounted to approximately $0.2 million in each of the periods. In addition, as a result of the redirection of the Company’s business toward the development of peptides, management does not anticipate the utilization of Monumed’s services to be material during 2008.

Other Related Party
.
•
At March 31, 2008 and December 31, 2007, approximately $71,000 is included in interest payable and accrued expenses due to related party in the accompanying condensed consolidated balance sheets for amounts owed to STSG and STVI for certain expenses paid on behalf of the Company.

•
On April 26, 2005, the Company announced the appointment of Russell O. Potts, Ph.D. to its Board of Directors.  Dr. Potts has served the Company as a consultant in drug delivery, glucose monitoring and medical devices since April 2003.  The Company paid Dr. Potts approximately $6,000 and $19,000 for consulting services and out of pocket expenses for the three months ended March 31, 2008 and 2007, respectively.

•
On March 12, 2007, the Company borrowed from Donald F. Farley, Chairman of the Board of Directors of the Company, $0.2 million at an interest rate of 10% per annum, plus reimbursement to Mr. Farley for his closing costs.  The Company repaid this loan plus accrued interest in full on March 28, 2007.

13.   Stock-Based Compensation

2005 Stock Option Plans

In April 2005, the Board of Directors and stockholders of the Company approved the 2005 Stock Option Plan (the “2005 Stock Option Plan”).  Under the 2005 Stock Option Plan, incentive stock options and non-qualified stock options to purchase shares of the Company’s common stock may be granted to directors, officers, employees and consultants.  At adoption, a total of 2,901,902 shares of the Company’s common stock were available for issuance pursuant to the 2005 Stock Option Plan.  In December 2005, the 2005 Stock Option Plan was amended to increase the number of shares available for issuance by 2,000,000 for a total of 4,901,902 shares available for issuance pursuant to the 2005 Stock Option Plan.  On May 31, 2007, the Company’s Board of Directors voted unanimously to increase the number of shares of Company stock available for issuance under the Plan from 4,901,902 to 14,901,902.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

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

Stock options available for grant under all stock option plans covered a total of 13,748,512 shares of common stock at March 31, 2008.  Stock options available for grant under the 2005 Stock Option Plan covered 9,236,192 shares of stock, and the Outside Director Stock Incentive Plans covered 4,512,320 shares of stock at March 31, 2008.

Outside Director Stock Incentive Plans

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

As of March 31, 2008, the Company issued 200,000 options to purchase shares of the Company’s common stock and 77,680 shares of restricted common stock to its Board of Directors under the 2007 Directors’ Incentive Plan.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

Stock option activity for all plans for the three month period ended March 31, 2008:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price	Intrinsic Value
Outstanding at January 1, 2008	10,525,055	$0.28 – $3.04	$1.88	-
Granted	520,000	0.28 – 0.28	0.28	-
Exercised	-	-	-	-
Forfeited	(5,270,000)	0.75 – 3.04	2.47	-
Outstanding at March 31, 2008	5,775,055	0.28 – 3.04	1.58	-
Exercisable at March 31, 2008	3,240,739	0.28 - 3.04	1.86	-

The following table summarizes information about stock options outstanding and exercisable under all plans at March 31, 2008:

	Options Outstanding at March 31, 2008			Options Exercisable at March 31, 2008
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares	Weighted Average Exercise Price
$ 0.28-1.24	1,710,000	$0.63	9.42	247,500	$0.76
$ 1.25-1.43	1,298,866	1.32	4.06	1,281,366	1.31
$ 1.44-1.60	538,666	1.55	9.30	287,332	1.55
$ 1.61-2.10	1,098,049	2.06	6.31	380,549	1.97
$ 2.11-3.04	1,129,474	2.84	7.48	1,043,992	2.84
$ 0.28-3.04	5,775,055	1.58	7.64	3,240,739	1.86

The following table summarizes the Company’s unvested stock awards (see Note 15 – employment agreements for discussion of awards to certain officers) under all plans as of March 31, 2008:

Unvested Stock Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2008	7,215,485	$2.18
Awards	520,000	0.20
Forfeitures	(5,134,919)	2.46
Vestings	(66,250)	2.19
Unvested at March 31, 2008	2,534,316	1.21

The following table sets forth the total stock-based compensation expense resulting from stock options in the Company’s condensed consolidated statements of operations for the three month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007

Research and development	$161,064	$98,494
General and administrative	(4,148,386)	147,708
Sales and marketing	(57,755)	18,298
Stock-based compensation expense before income taxes	(4,045,077)	264,500
Income tax benefit	-	-
Total stock-based compensation expense after income taxes	$(4,045,077)	$264,500

During the three months ended March 31, 2008, the Company recognized a credit of $4.6 million due to the retirement of unvested performance based stock options, previously granted to former CEO, Timothy McIntyre, upon his resignation as CEO in March 2008.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

The fair value of stock-based awards was estimated using the Black-Scholes model, or in the case of awards with market or performance based conditions, the binomial model with the following weighted-average assumptions for stock options granted in the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Weighted-average:
Expected holding period (years)	5.0	2.0
Risk-free interest rate	2.48%	4.83%
Dividend yield	0%	0%
Volatility	91.8%	72.6%
Fair value at grant date	$0.20	$0.86
Forfeiture rate	15.22%	12.95%

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

As of March 31, 2008, $1.5 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.8 years.

14.   Commitments and Contingencies

From time to time, the Company is involved in other lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on the Company’s business, results of operations, financial condition or cash flows.

15.   Material Agreements

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

In May 2005, the Company entered into a ten year lease for additional space, approximately 200 yards from the above facility.  This facility includes both warehouse and office space.  The Company paid $0.1 million for a security deposit.  Given the de-emphasis of Lidosite, the Company does not anticipate a current or short term need for this manufacturing facility.  Therefore, during the first quarter of 2008 the Company has consolidated all operations (including offices) in the 13-01 Pollitt Drive facility and is approaching the landlord to seek an early lease termination, as well as securing a broker to assist us in securing a subtenant for this space.  The Company has recognized the present value of future remaining lease costs of $2.4 million in facilities realignment and fixed asset impairment costs in the condensed consolidated statement of operations for the three months ended March 31, 2008.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

At March 31, 2008, the minimum lease payments under capital lease obligations and non-cancelable operating leases for equipment and office and facility space are as follows:
	Capital Lease Obligations	Operating Leases
Periods ended March 31,
2008	$14,808	$687,093
2009	-	714,510
2010	-	746,207
2011	-	586,873
2012	-	404,081
Thereafter	-	756,135
Total minimum lease payments	14,808	$3,894,899
Less amounts representing interest (interest imputed using a rate of 14.89%)	(536)
Present value of minimum capital lease payments	$14,272

Rent expense recorded in the accompanying condensed consolidated statements of operations was approximately $0.2 million for the three months ended March 31, 2008 and 2007.

Employment Agreements

On March 21, 2008, the Company entered into a Separation and General Release Agreement (“Separation Agreement”) with Timothy McIntyre, the Company’s former Chief Executive Officer.

The Agreement provides for the following:

	Mr. McIntyre has resigned as President and Chief Executive Officer and a Director of the Company, effective as of March 21, 2008.

Mr. McIntyre shall be paid an annual bonus for 2007 equal to $98,000 within 10 days of effectiveness of the Agreement, and shall be paid severance equal to $152,000 on the six month and fifth day following his termination from employment and is recorded in accrued expenses in the condensed consolidated balance sheet as of March 31, 2008.

	Mr. McIntyre shall be entitled to retain 1,800,000 stock options issued to him which have vested as of the date of the Agreement, but all unvested stock options shall immediately terminate.
	Mr. McIntyre has released the Company from certain claims related to his employment and resignation.

        As of March 31, 2008, 1,800,000 stock options have vested under this employment agreement, as amended and 4,450,000 options remained unvested, and were terminated pursuant to the Separation Agreement.  With respect to the unvested and thus terminated options, the Company reversed $4.6 million in compensation expense in the condensed consolidated statement of operations for the three months ended March 31, 2008.

        Effective August 1, 2007, the Company entered into an employment agreement with Anthony Cherichella, which called for an initial grant of 750,000 options under our 2005 Stock Option Plan.  As of March 31, 2008, 100,000 stock options have vested under this employment agreement for which we recorded $0.3 million in compensation expense in the condensed consolidated statement of operations for the three months ended March 31, 2008.  On April 18, 2008, Mr. Cherichella resigned as CFO.

16.   Loss Per Share

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Numerator:
Net loss	$(1,764,296)	$(9,789,006)
Denominator:
Weighted average shares	97,796,726	65,314,342
Basic and diluted net loss per share	$(0.02)	$(0.15)

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period.

	As of March 31,
	2008	2007
Convertible preferred stock	5,000,000	1,047,500
Convertible debt	7,377,700	4,136,063
Warrants	69,495,392	36,736,523
Options	5,775,055	4,332,365
Total	87,648,147	46,252,451

Warrant transactions for the three months ended March 31, 2008 are as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2007	57,973,807	$0.25 – 9.55	1.08
Granted (see Note 10)	20,700,000	0.20 – 0.20	0.20
Exercised	(9,178,415)	0.20 – 0.20	0.20
Outstanding at March 31, 2008	69,495,392	$0.20 – 9.55	0.77

The following table summarizes information about warrants outstanding and exercisable at March 31, 2008:

	Warrants Outstanding and Exercisable At March 31, 2008
Exercise Price	Number of Shares	Weighted Average Exercise Price	Expiration Dates
$ 0.20-0.45	37,920,860	$0.33	2008 -2013
$ 0.46-0.77	9,024,101	0.77	2011- 2014
$ 0.78-1.25	4,624,744	1.09	2009- 2010
$ 1.26-1.50	15,124,404	1.50	2009- 2012
$ 1.51-2.88	1,818,093	2.36	2009-2013
$ 2.89-9.55	983,190	4.47	2009-2010
$ 0.20-9.55	69,495,392	$1.08	2008-2014

ITEM  2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the other financial information and condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Overview

Vyteris, Inc. (formerly Vyteris Holdings (Nevada), Inc., (the terms “Vyteris” and the “Company” refer to each of Vyteris, Inc., its subsidiary, Vyteris, Inc. (incorporated in the State of Delaware) and the consolidated company), has developed and produced the first FDA – approved electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to administer certain therapeutics either directly to the skin or into the bloodstream. In January 2005, Vyteris, Inc. received approval from the United States Food and Drug Administration (“FDA”) for its manufacturing facility and processes for LidoSite. Due to the limited early commercial success of LidoSite, the Company has de-emphasized the LidoSite project and is also actively pursuing its peptide and small molecule opportunities.  See “Business Model” below.  Vyteris, Inc. holds over 68 U.S. patents relating to the delivery of drugs across the skin using a mild electric current and operates in one business segment.  The terms “Company,” “Vyteris,” “us,” “we” or “our” refer to each of Vyteris, Inc., its subsidiary, also named Vyteris, Inc. (incorporated in the state of Delaware) and the combined company.

Liquidity

On March 31, 2008 our cash position was $2.1 million, and we had a working capital deficit of $13.6 million. There is substantial doubt about our ability to continue as a going concern.  During the first quarter of 2008, we raised a total of $3.6 million.  As of February 7, 2008, we raised a total of $1.8 million in a private placement pursuant to which we issued to investors a total of 9,000,000 shares of common stock at a purchase price of $0.20 per share.   On February 1, 2008, we temporarily reduced the exercise price of all of our issued and outstanding warrants to $0.20.  On February 28, 2008,  the total number of warrants exercised under this temporary reduction in exercise price was 9,178,415 resulting in gross proceeds of $1.8 million.  There were no additional equity raises or funds borrowed during the first three months of 2008.

Unless we are able to raise additional funding by June 15, 2008, we may be unable to continue operations.  Additionally, there is approximately $8.2 million in principal amount and interest of senior secured indebtedness which must be refinanced or paid in full by December 2008 and another $3.4 million in principal amount and interest of indebtedness which must be refinanced or paid in full by June 2009.  Additional funding, above the $3.6 million raised through March 31, 2008, may not be available on favorable terms or at all. Failure to obtain such financing will require management to substantially curtail operations, which will result in a material adverse effect on our financial position and results of operations.  In the event that we do raise additional capital through a borrowing, the covenants associated with existing debt instruments may impose substantial impediments on us.

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

Business Model

Our commercialization strategy is to focus on near-term and future market opportunities utilizing FDA-approved and marketed drugs (primarily peptides and small molecule drugs) with our proprietary delivery technology, using our own brands and by partnering with major pharmaceutical companies on other opportunities. By pursuing this strategy, our plan is to develop and commercialize new products that can reach the market faster and at a reduced cost than the traditional development of new chemical entities, so as to have a higher probability of commercial success.  Our primary focus at this time is continuation of Phase I testing with Ferring Pharmaceuticals, Inc. (“Ferring’) on our infertility project, with Phase II expected to commence (upon Ferring determination to do so) during 2008.  We also have plans to commence a concerted search for a second project where we would partner with another major pharmaceutical company for delivery of another drug with our Smart Patch technology, and efforts on this second front are expected to commence during the second quarter of 2008.  While we did not have the resources to successfully launch the LidoSite product, we still believe in its commercial viability and have plans to actively seek either a licensing of the product or a sale of the ongoing business during 2008.

Our long term viability is linked to our ability to successfully purse new opportunities with products that can be utilized with our Smart Patch technology, such as those facing patent expiration or which offer the most promise in conjunction with our iontophoretic technology.  Each new market opportunity and potential product will be evaluated on our projection of speed to market and size of return to us and our partners, in particular looking for high value market sectors. We have identified key areas of market opportunity in the areas of peptides and small molecules which we intend to pursue:

•	Female infertility treatment,

•	Migraine treatment,

•	Pain management, and

•	Topical anesthetic.

Our focus on these core market areas represents our belief in their near-term commercialization and revenue-generating opportunity.  While we have de-emphasized our LidoSite product, we will continue to support the areas of veinipuncture, dermatology, rheumatology and oncology.

Female Infertility Treatment

Our first license and development agreement and supply agreement is in the peptide delivery market.  We have partnered with Ferring, for the development of an innovative product to treat female infertility. The product under development would mimic the female body's natural rhythms of hormonal secretions, a characteristic important in the delivery of therapeutics for the treatment of infertility. To be effective, current medication must be delivered in multiple daily doses for up to 21 days during a woman's 28-day ovulation cycle. Many patients currently need to undergo multiple injection-based protocols for ovulation induction, sometimes as many as eight daily injections for up to three weeks. The product being co-developed by us and Ferring would make it possible to administer the peptide without needles, and is being designed to deliver multiple transdermal pulses automatically, around the clock, in a painless, convenient and cost-effective manner, possibly with as little as two 12-hour patches per day.  In addition to this less painful therapy, there are also potential benefits that would possibly reduce the likelihood of multiple births.

Our long term goal for our infertility product is to increase pregnancy rates without painful delivery methods currently in use.  Our desired result is for drug manufacturers to see the possible opportunity to capture a significant percentage of possible infertility treatment candidates, who decline treatment after the first doctor visit due to the prospect of the painful injections.

Furthermore, the use of an active patch to deliver other peptides could constitute a major scientific breakthrough in the biotechnology and biopharma sectors. Virtually all biotechnology drugs are peptide molecules, and — up to this point — require injections or infusions as the route of administration.  We believe that our Smart Patch technology has the potential to effectively deliver complex temporal profiles associated with peptides.  We hope to pursue a new method of delivery for the high growth bio-technology market which could lead to an increase in demand due to the alternate delivery path and the possibility to increase clinical usage of biotechnology drugs.

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

Migraine Treatment

Another key area where we are seeking to apply our Smart Patch technology is the treatment of migraines.  This may be a highly attractive market segment, estimated at over $3 billion per year (“Migraine Market: Trexima Approval Delays Benefits Generic Triptan”, RedOrbit NEWS, published March 29, 2007), where major market leaders face imminent patent expirations. By focusing on these expiring drugs, we believe we can achieve more rapid commercialization by offering potential partners expanded patent protection through use of our active transdermal patch delivery platform and potentially provide a more effective product.

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

Our Initial Product Solution

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

In December 2007, we initiated a de-emphasis of focus on our LidoSite product due to limited market acceptance.  Accordingly, we are now focusing efforts on development of other products and are considering marketing of the LidoSite business as an ongoing concern.

Significant Accounting Policies

Our discussion and analysis of our financial position and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are more fully described in our Annual Report on From 10-KSB for the year ended December 31, 2007.  The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported revenues and expenses during the period.

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

Product development revenue.  In accordance with EITF No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, we recognize revenues for the reimbursement of development costs when it bears all the risk for selection of and payment to vendors and employees.

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

Allowance for Excess and Obsolete Inventory

 We assess the valuation of our inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory. The key factors in our inventory review process are our sales forecasts (due to the de-emphasis of the LidoSite product and uncertain future sales opportunities of products currently under development), our historical experience for raw materials and fabricated patch product meeting our specification acceptance criteria.  The failure to meet specifications renders raw materials unusable in our patch fabrication process and for fabricated patches renders such patches not available for sale.  The allowance for excess and obsolete inventory was $1.8 million at March 31, 2008. Increases in the allowance for excess and obsolete inventory result in a corresponding expense to cost of sales.

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

Stock-based Compensation

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) requires that such transactions be accounted for using a fair-value-based method and recognized as expense on the grant date in our condensed consolidated statements of operations.

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

Deferred Financing and Other Debt-Related Costs

Deferred financing costs are amortized over the term of its associated debt instrument.  We evaluate the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist.  We allocate the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with Accounting Principle Board No. 14 (“APB 14”), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  The fair value of the warrants issued to note holders or placement agents are calculated utilizing the Black-Scholes option-pricing model.  We are amortizing the resultant discount or other features over the terms of the notes through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date.  If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated.  Our debt instruments do not contain any embedded derivatives at March 31, 2008.

Recently issued accounting standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”(“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  However, on February 12, 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within scope of FSP No. 157-2. We do not believe that the adoption of SFAS No. 157 will have a material impact on our condensed consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141(R)”), which replaces FASB Statement No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, the goodwill acquired and the expenses incurred in connection with the acquisition. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. As a result, we will apply the provisions of SFAS No. 141(R) prospectively to business combinations that close on or after January 1, 2009. We are currently evaluating the impact, if any, the adoption of SFAS No. 141(R) may have on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financials Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 clarifies the accounting for non controlling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that adopting SFAS No. 160 will have on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS No. 161”), which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to require qualitative disclosure about objectives and strategies in using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about the underlying credit-risk-related contingent features in derivative agreements. SFAS No. 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the potential impact, if any, the adoption of SFAS No. 161 may have on our condensed consolidated financial statements.

Consolidated Results of Operations

The following table sets forth the percentage increases or (decreases) in certain line items on our condensed consolidated statements of operations for the three months ended March 31, 2008 and March 31, 2007

Three months ended March 31, 2008 Versus March 31, 2007
Revenues	(24.3)%
Cost of sales (1)	-
Research and development	(16.0)%
General and administrative	(262.9)%
Sales and marketing	(39.9)%
Facilities realignment and impairment of fixed assets (1)	-
Registration rights penalty	1.1%
Interest (income) expense, net	(68.7)%
Net loss	(82.0)%

(1)	No comparable changes for the three months ended March 31, 2007

Comparison of the Three Month Periods Ended March 31, 2008 and 2007

Revenues

Revenues were $0.7 million for the three months ended March 31, 2008, compared to $1.0 million for the comparable period in 2007, a decrease of 24.3% or $0.3 million. Our revenues for the three-month period ended March 31, 2008 and 2007 were primarily derived from reimbursement of product development costs with Ferring. Sales of our Lidosite product have not been significant, and the marketing of the product has been de-emphasized.

Revenues from the development and marketing agreement with Ferring were $0.7 million for the three months ended March 31, 2008, compared to $0.9 million for the comparable period in 2007, a decrease of 26.5% or $0.2 million. This decrease is primarily attributable to reduced patch development and wear studies cost reimbursements for the three months ended March 31, 2008 when compared to the three months ended March 31, 2007.

Cost of sales

There was cost of sales for the three months ended March 31, 2008 of $0.1 million, compared to no cost of sales for the comparable period in 2007.  The reason for the increase is that there was no product sold in the first quarter of 2007, so no costs of sales were incurred; however, there was product sold in the first quarter of 2008, with an attendant cost.  Additionally, we recorded an adjustment to our valuation allowance for excess and obsolete inventory of $0.1 million in the first quarter of 2008.

Research and development

Research and development expenses were $1.8 million for the three months ended March 31, 2008, compared to $2.1 million for the comparable period in 2007, a decrease of 16.0% or $0.3 million. The decrease is primarily attributable to the reduced patch development and wear studies cost associated with the development and marketing agreement with Ferring.  Additionally, research and development expenses for the three months ended March 31, 2008 and 2007, also include a non-cash charge of $0.2 million and $0.1 million, relating to the adoption of SFAS No. 123R on January 1, 2006, respectively, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense.

General and administrative

General and administrative expenses totaled $(2.5 million) for the three months ended March 31, 2008, compared to $1.6 million for the comparable period in 2007, a decrease of 262.9% or $4.1 million.  The primary reason for the decrease is due to the impact of SFAS No. 123R, which requires us to measure the fair value of all employee share-based payments that value as an operating expense.  General and administrative expenses for the three months ended March 31, 2008 and 2007 includes a non-cash (credit) or charge of $(4.1) and $0.1 million, respectively, related to the issuance of stock options to employees and consultants.  Approximately, $4.6 million of the credit in stock option expenses resulted from the retirement of unvested performance based stock options, previously granted to Tim McIntyre, our former CEO, upon his resignation on March 21, 2008, which resulted in the reversal of previously recognized expenses related to such options.  Without giving effect to the non-cash (credit) or charge, general and administrative expenses would have totaled $1.6 million for the three months ended March 31, 2008, compared to $1.4 million for the comparable period in 2007, an increase of $0.2 million or 15.3%.  The increase is primarily attributable to additional personnel costs, which include salary, benefits and severance.

Sales and marketing

Sales and marketing expenses were $0.2 million for the three months ended March 31, 2008, compared to $0.3 million for the three months ended March 31, 2007, a decrease of 39.9%.  The decrease in sales and marketing expenses is primarily due to the de-emphasis of the LidoSite product at the end of 2007.

Facilities realignment and impairment of fixed assets

Expenses for facilities realignment and impairment of fixed assets were $2.4 million for the three months ended March 31, 2008.  There were no such expenses for the three months ended March 31, 2007.  Due to the de-emphasis of the LidoSite product, we do not expect to have the need for the facility at 17-01 Pollitt Drive, so during the first quarter of 2008, we have consolidated all operations (including offices) in the 13-01 Pollitt Drive facility and are approaching the landlord to seek an early lease termination, as well as securing a broker to assist us in securing a subtenant for this space.  We have accordingly recognized the present value of future lease costs of $2.4 million in facilities realignment costs in the condensed consolidated statement of operations for the three months ended March 31, 2008.

Registration rights penalty

The registration rights penalty for failure to register common stock issued totaled $0.1 million for each of the three months ended March 31, 2008 and 2007. In connection with our private placement transactions in September 2004, we filed a registration statement with the SEC relating to the resale of shares of our common stock.  Since the SEC did not declare that registration statement effective by February 25, 2005, we are obligated to pay a registration rights penalty to certain stockholders. The registration statement was declared effective on May 12, 2005, resulting in a cumulative obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition and ability to remain in business. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable, and there is no cap on the amount of interest to be so accrued.

Interest (income) expense, net

Interest (income) expense, net, was $0.4 million in the three-month period ended March 31, 2008, compared to $1.4 million in the comparable period in the prior year, a decrease of 68.7%, or $1.0 million.  Third party interest expense totaled $0.1 million in the three-month period ended March 31, 2008 as compared to $0.9 million for the comparable period in 2007.  Interest expense to related parties totaled $0.4 million in the three-month period ended March 31, 2008 as compared to $0.5 million for the comparable period in 2007.  Interest income, included in interest expense, net, was $0.02 million for both the three month period ended March 31, 2008 and the three month period ended March 31, 2007.

During three-month periods ended March 31, 2008 and 2007, interest expense consisted of the following:

	Three Months Ended March 31,
	2008	2007
Non-cash interest expense:
Amortization of warrants issued with debt	$-	$758,996
Offering costs amortization	-	11,405
Warrants issued for Working Capital Facility extension	-	234,300
Beneficial conversion feature	60,085	56,594
Total non-cash interest expense	60,085	1,061,295
Coupon and other interest	251,577	220,550
Interest on Series B convertible redeemable preferred stock	150,000	150,000
Total interest expense	$461,662	$1,431,845

Revaluation of warrant liability

In connection with the November 2006 Financing, the December 2006 Financings and the 2007 Financings, we determined that approximately 24.1 million common shares reserved for issuance under the warrants were in excess of authorized shares on a fully diluted basis (the “excess warrants”).  This required us to record the fair value of the warrants as a liability at each period.  Accordingly, we recorded revaluation of warrant liability expense of $5.3 million in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2007.  We amended our certificate of incorporation on May 2, 2007 to increase the amount of authorized shares of common stock to 200,000,000 shares to permit the exercise of the excess warrants and accordingly, such liability was reclassified to equity.

Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern; however, at our current and planned rate of spending, we believe that our cash and cash equivalents of $2.1 million, as of March 31, 2008 are not sufficient to allow us to continue operations after June 30, 2008 without immediate additional funding. No assurance can be given that we will be successful in arranging additional financing needed to continue the execution of our business plan, which includes the development of new products. Failure to obtain immediate financing may require management to further substantially curtail operations, which may result in a material adverse effect on our financial position and results of operations. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern.

On March 31, 2008, our cash position was $2.1 million, and we had a working capital deficit of $13.6 million. There is substantial doubt about our ability to continue as a going concern.  During the first quarter of 2008, we raised a total of $3.6 million.  As of February 7, 2008, we raised a total of $1.8 million in a private placement pursuant to which we issued to investors a total of 9,000,000 shares of common stock at a purchase price of $0.20 per share.  The investors were issued warrants to purchase our common stock in the amount of two times the number of shares purchased, or 18,000,000 total warrants.  On February 1, 2008, we temporarily reduced the exercise price of all of our issued and outstanding warrants to $0.20.  On February 28, 2008, the total number of warrants exercised under this temporary reduction in exercise price was 9,178,415 resulting in gross proceeds of $1.8 million.  There were no additional equity raises or funds borrowed during the first three months of 2008.

Cash flows from operating activities

For the three-month period ended March 31, 2008, we used $3.2 million of cash in operating activities, as compared to $3.5 million of net cash used in operating activities in the comparable period in the prior year, a decrease of $0.3 million, or 6.6%.

During the three-month period ended March 31, 2008, we had a net loss of $1.8 million partially offset by approximately $1.4 million of non-cash items and a $0.1 million decrease in operating assets and liabilities resulting in net cash used in operating activities of $3.2 million.  During the three-month period ended March 31, 2007, we had a net loss of $9.8 million partially offset by approximately $6.8 million of non-cash items and a $0.5 million decrease in operating assets and liabilities resulting in net cash used in operating activities of $3.5 million.

Until we can develop and maintain consistent sales, we shall continue to utilize more cash in operating activities than is generated; this trend may increase in the future as we engage in more research and development activities as we look to accelerate development of products to eventually commercialize our products.  Therefore, until there are significant sales to cover operating costs, we will be dependent upon cash flows from financing activities to fund our operations.

Cash flows from investing activities

For the three-month period ended March 31, 2008, net cash used in investing activities was de minimis as we significantly reduced variable spending related to LidoSite.  For the three-month period ended March 31, 2007, purchases of equipment of approximately $0.1 millon were offset by an increase in restricted cash of $0.1 million.

Cash flows from financing activities

For the three-month period ended March 31, 2008, net cash provided by financing activities was $3.6 million, as compared to $7.5 million of net cash in financing activities in the comparable period in the prior year, a decrease of $3.9 million, or 51.7%. During the three-month period ended March 31, 2008 we raised $1.8 million in net proceeds from private placements of common stock and $1.8 million in net proceeds from the exercise of warrants.  For the three-month period ended March 31, 2007, we raised $7.3 million in net proceeds from private placements of common stock and warrants and borrowed $0.4 million from a related party by issuance of a secured promissory note, which were partially offset by a repayment of capital lease obligations and other activities in the amount of $0.1 million.

Until we are able to generate sufficient revenues through sales of its products, it will be largely dependent upon financing activities to cover its operating costs.  Until there is a sufficient amount of sales and marketing activity to accurately gauge market demand for our products and to accurately track costs of sales, it is not possible to predict when, if at all, revenues from product sales will be sufficient to cover operating and other costs.

Financing History 2008 and 2007

Working Capital Facility

On February 23, 2007, STSG loaned us $0.4 million in aggregate principal amount in the form of a senior secured promissory note subject to the terms of its Working Capital Facility with STSG, which was originally put into place in September 2004.   In August 2007, we entered into an agreement with STSG to extend the maturity date of Working Capital Facility to June 1, 2009.  As of March 31, 2008 and December 31, 2007, $2.9 million was outstanding under this facility.

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

We, during the same period, also raised $13.8 million pursuant to which we issued to investors a total of 9,196,666 shares of common stock at a purchase price of $1.50 per share. The subscribers were also issued warrants to purchase our common stock in the amount of the number of shares purchased. Those investor warrants bear a three year term and have an exercise price of $3.00 per share, and contain a mandatory exercise provision at our election should the market price of our common stock be at least $4.00 for 20 consecutive trading days. In connection with this financing, we paid a finder’s fee to Ramp International, Inc. (“Ramp”), as assignee from Wolverine, in the amount of $1.4 million, representing 10% of the gross proceeds raised. In addition, we issued to Ramp, warrants to purchase up to 919,667 shares of our common stock, respectively, representing 10% of the common stock issued to investors. Each warrant may be exercised for five years from the date of issuance to purchase shares of common stock for $3.00 per share. Net proceeds were $12.4 million, with finder’s fees and other legal costs of $1.4 million recorded as a reduction of equity as a cost of the transaction.

February 2008 Private Placement

In February of 2008, we raised a total of $1.8 million in a private placement pursuant to which we issued to investors a total of 9,000,000 shares of common stock at a purchase price of $0.20 per share (“February 2008 Financing”).  The investors were issued warrants to purchase our common stock in the amount of two times the number of shares purchased, or 18,000,000 total warrants.  Those investor warrants bear a five year term and have an exercise price of $0.20 per share, and contain a mandatory exercise provision at our election should the market price of our common stock be at least $0.30 for 20 consecutive trading days.  In connection with the February 2008 Financing, we paid a finders fee to Ramp in the amount of $0.2 million, representing 10% of the gross proceeds raised.  Ramp reinvested its cash fee in the February 2008 Financing and received 900,000 shares of common stock and 1,800,000 warrants.  In addition, we issued to Ramp warrants to purchase up to 900,000 shares of our common stock, respectively, representing 10% of the common stock to be issued to investors.  All warrants issued to Ramp contain terms identical to the terms of the warrants issued to the investors in the February 2008 Financing.  Net proceeds (after reinvestment of the cash finder’s fee) were $1.8 million, with no legal or other professional fees attributed thereto as offering costs.

Funds Raised Pursuant to Temporary Reduction in Exercise Price of Warrants Issued by the Company

On February 1, 2008, we temporarily reduced the exercise price of all of its issued and outstanding warrants to $.20.  As of February 1, 2008, we had 57,973,807 warrants issued and outstanding.  On February 28, 2008,  the total number of warrants exercised under this temporary reduction in exercise price was 9,178,415 resulting in net proceeds to us of $1.8 million.  All shares issued as a result of these warrant exercises are unregistered, restricted shares of our common stock.  Thus, as of February 28, 2008, 48,795,392 of the remaining warrants eligible for conversion remained issued and outstanding and reverted to their original terms.

Cash Position

See “Liquidity” under “Management’s Discussion and Analysis” for information on our cash position.

Accrued Registration Rights

In connection with the September 2004 Private Placement and the December 2004 Notes, we filed a registration statement with the SEC relating to the resale of shares of our common stock.  Since that registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continues, an amount equal to 2% of such purchase price, until we have cured the delay, with an overall cap on such registration rights penalty, or liquidated damages, of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition.  In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable.  We have not yet paid such amount and interest continues to accrue. Interest expense, included in registration rights penalty in the accompanying condensed consolidated statements of operations, was approximately $0.1 million for each of the three months periods ended March 31, 2008 and 2006.  As of March 31, 2008, we accrued approximately $2.2 million for this penalty.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with capital and operating leases, manufacturing equipment, and employee agreements as set forth in the table below:

	Payments due by Period as of March 31, 2008
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$3,894,899	$687,093	$1,460,717	$990,954	$756,135
Continuous motion patch machine	192,500	192,500	-	-	-
Capital lease obligations	14,272	14,272	-	-	-
Distribution agreement	100,947	100,947	-	-	-
Insurance financings	42,899	42,899	-	-	-
Debt obligations	8,691,550	5,841,550	2,850,000	-	-
Advisory consulting agreement	360,000	180,000	180,000	-	-
Total	$13,297,067	$7,059,261	$4,490,717	$990,954	$756,135

Effective as of September 28, 2004, the holders of Vyteris Holdings Series B convertible redeemable preferred stock were entitled to receive an annual cash dividend of 8% of the then applicable redemption price, as defined, out of funds legally available, payable quarterly. The dividends with respect to Vyteris Holdings Series B convertible redeemable preferred stock are cumulative, whether or not earned or declared and shall be paid quarterly in arrears. We expect to accrue dividends of $0.6 million per year until redemption begins. Interest accrued was $0.2 million for the three-month period ended March 31, 2008.

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

We are required to pay Becton Dickinson a royalty in respect of sales of each iontophoresis product stemming from intellectual property received by us from Becton Dickinson as part of our formation.  For each such product, on a country-by-country basis, that obligation continues for the later of 10 years after the date of the first commercial sale of such product in a country and the date of the original expiration of the last-to-expire patent related to such product granted in such country.  The royalty, which is to be calculated semi-annually, will be equal to the greater of 5% of all direct revenues, as defined below, or 20% of all royalty revenues, with respect to the worldwide sales on a product-by-product basis.  No royalties will be earned by Becton Dickinson prior to November 10, 2005.  “Direct revenues” are the gross revenues actually received by us from the commercial sale of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges or certain other expenses.  “Royalty revenues” are the gross revenues actually received by us from any licensing or other fees directly relating to the licensing of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges and certain other expenses. Total accrued royalty in the condensed consolidated balance as of March 31, 2008 was insignificant.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “will,” “plan,” “seeks,” “intend,” and “expect” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from our forward looking statements are set forth in this Quarterly Report on Form 10-Q, including under the heading “Risk Factors.” All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the market-driven increase or decrease in interest rates, and the impact of those changes on the our ability to realize a return on invested or available funds. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in commercial checking and savings accounts.

ITEM 4T. CONTROLS AND PROCEDURES

A.     Disclosure

As of the end of the period covered by this Annual Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Accounting Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and our Chief Accounting Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective.

B.     Internal Control over Financial Reporting

Our certifying officers (principal executive and accounting officers) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). Our Principal Executive Officer and Principal Accounting Officer have:

a)
designed a framework to evaluate the effectiveness of our internal control over our financial reporting as required by paragraph (c) of Rule 13a-15 or Rule 15d-15 through the use of ongoing review and checks and balances for all transactions and decisions; we have designed disclosure controls and procedures to ensure that material information relating to our affairs, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of our disclosure controls and procedures as of the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

There have been no changes in our internal controls or in other factors that could affect these controls including any corrective actions with regard to deficiencies and material weaknesses. As there has been no change in our internal controls since disclosure in our Form 10-KSB for the year ending December 31, 2007, filed with the Securities and Exchange Commission, on April 15, 2008, we reiterate the following material weakness and significant deficiency which also existed as of December 31, 2007.

CONTROLS RELATING TO RELATED PARTY TRANSACTIONS

Beginning in the third quarter of 2006, Monumed, LLC (“Monumed”) provided services to us in conjunction with the launch of  the Company’s LidoSite product and related commercialization efforts.  In May 2007, the Company’s then Chief Executive Officer, Timothy J. McIntyre, advised the Company’s Board of Directors that his brother was a shareholder of Monumed, which was in addition to prior disclosure that his brother was a Monumed employee.  Mr. McIntyre then advised the Board of Directors of certain procedures being implemented to mitigate the occurrence of any risks of conflicts of interest.

In 2006, Talle Creative (“Talle”), billed $76,321 in website and marketing services to the Company, which was paid in full.  When Monumed began providing services to the Company in late 2006, several of the personnel, who had provided services to the Company on behalf of Talle, were also some of the personnel who provided services to the Company on behalf of Monumed.  In early 2008, Mr. McIntyre informed the Company that Talle was a minority equity owner in Monumed; however, the Company’s management and its Board of Directors were unaware of an equity ownership by Talle in Monumed until the 2008 disclosure.

On February 4, 2008, the Company’s Board of Directors  were also made aware that Mr. McIntyre has an indirect familial relationship with Monumed.  Mr. McIntyre stated that CFTB, LLC (“CFTB”) owns 50.2% of the membership interests in Monumed and that CFTB is wholly-owned by Carey Cuttone, Mr. McIntyre’s spouse.

The Special Assessment Committee, formed as a result of the Company’s Board of Director’s meeting with its independent auditor on February 13, 2008, has undertaken an analysis of the Monumed situation and based upon this analysis, we have concluded that a material weakness over financial reporting exists.

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

        Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.
.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “will,” “plan,” “seeks,” “intend,” and “expect” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q, including under the heading “Risk Factors.” All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

You should carefully consider the risks described below together with all of the other information included in this report, as well as all other information included in all other filings, incorporated herein by reference, when evaluating the Company and its business. If any of the following risks actually occurs, our business, financial condition, and results of operations could suffer. In that case, the price of our common stock could decline and our stockholders may lose all or part of their investment.

RISKS RELATED TO OUR BUSINESS

We are experiencing a severe, continuing cash shortage and without sufficient financing we may be required to cease operations, and this demonstrates uncertainty as to our ability to continue as a going concern.

As of March 31, 2008, our cash and cash equivalents amounted to $2.1 million. Without any substantial revenues, we have been dependent upon more than $24.9 million in net cash provided by financing activities, since January 1, 2007 to remain in business.  As of March 31, 2008, our current liabilities exceeded our current assets by approximately $11.3 million.  If we do not continue to raise capital until we generate sufficient revenue to cover this working capital deficit, we will be required to discontinue or substantially modify our business.  These factors raise substantial doubt about our ability to continue as a going concern.  The report of the independent registered public accounting firm relating to the audit of our consolidated financial statements for the year ended December 31, 2007 contains an explanatory paragraph expressing uncertainty regarding our ability to continue as a going concern because of our operating losses and our need for additional capital. Such explanatory paragraph could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any future financing that we may obtain

We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability.

From November 2000 through March 31, 2008, we incurred net losses in excess of $174.1 million, as we had been engaged primarily in clinical testing and development activities. We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur significant losses for the foreseeable future and to finance our operations through sales of securities and incurrence of indebtedness.

We have a substantial amount of indebtedness owed  which becomes due on December 1, 2008, and we may not have the capital to repay the principal amount due.

$5.9 million principal amount of indebtedness becomes due and payable in full on December 1, 2008 and $2.9 million principal amount of indebtedness (collectively, “Notes”) becomes due and payable in full on June 1, 2009..  If extensions are not obtained, we will be required to repay the principal balance of such indebtedness plus any accrued and unpaid interest thereon on the respective due dates.  If payment in full is not timely made or an extension obtained in either or both cases, the failure to pay may trigger acceleration of our other indebtedness, which is secured by our assets.  The lenders of such secured indebtedness could exercise their rights against our assets and could cause foreclosure of our assets.  Therefore, we must either raise sufficient capital to pay all amounts due with respect to the Notes or obtain extensions.  There can be no assurances that we will be able to either (i) raise sufficient capital; or (ii) obtain an extension of the maturity date of such Notes.  Failure to do so could result in cessation of our business due to foreclosure on its assets.

We are subject to restrictive covenants and terms which are not likely to be waived by the holders of various financing instruments to which we are a party.

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

Our agreement with Ferring Pharmaceuticals, Inc. (“Ferring”), under which we are developing a drug delivery product for female infertility, enables Ferring to terminate our relationship on short notice. This agreement was our principal source of revenues during 2006, 2007 and the first quarter of 2008. Any reduction in our revenues will produce further need for capital infusions, which may not be available to us.

We may be unable to hire and retain the key management necessary to develop and grow our business.

We rely on the continued service of our senior management, our chief technical staff, and other key employees as well as the hiring of new qualified employees. In the pharmaceutical industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. Given the concern over our long-term financial strength and that fact that currently no members of management have employment contracts, we may not be successful in recruiting new personnel and retaining and motivating existing personnel, which could lead to increased turnover and reduce our ability to meet the needs of our current and future customers. If we are unable to retain qualified personnel, we could face disruptions to operations, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. If employee turnover increases, our ability to provide customer service and execute our strategy would be negatively affected.

Since we are a company with a limited independent operating history, it is difficult to predict our future growth and operating results, thereby making investment decisions difficult.

Our limited operating history as an independent drug delivery business (which is prolonged by our lack of commercial drug experience) makes predicting our future growth and operating results difficult. Vyteris, Inc., our subsidiary incorporated in Delaware, now a subsidiary of Vyteris, Inc. (incorporated in Nevada), was incorporated in Delaware in 2000, although a substantial portion of its business was developed by Becton Dickinson from prior to 1990 until 2000.

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

Pharmaceutical companies, such as Vyteris, operate in a regulatory environment at both the federal and state level, which continues to increase in complexity as well as the areas which are covered by regulation.  Additionally, both federal and state regulations may impose different regulatory and reporting requirements on the same areas, thus making compliance even more difficult and intricate.  Many areas of these regulations cover reporting and compliance and it becomes increasingly difficult to assure full compliance without the expenditure of significant resources.  This expenditure of resources affects our ability to assure commercial success and may affect our profitability.

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

Our LidoSite product is based upon a method of drug delivery through the skin that, to date, has not gained widespread market acceptance, and due to the limited acceptance, we have deemphasized the product. Furthermore, as evidenced by our LidoSite commercialization efforts, we cannot assure you that LidoSite or any future product will ever gain broad market acceptance.  Furthermore, we cannot predict that any of our future products will be more commercially successful than the limited success with LidoSite.

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

Our ability to commercialize successfully our products will depend, in large measure, on our ability to protect those products and our technology with domestic and foreign patents. We will also need to continue to preserve our trade secrets. The issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. The patent positions of pharmaceutical, biotechnology and drug delivery companies, including our Company, are uncertain and involve complex legal and factual issues.

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

Research and development, clinical testing and obtaining regulatory approvals for new drug delivery systems takes a significant amount of time and requires significant investment in skilled engineering and scientific personnel and in expensive equipment. Furthermore, manufacturing our LidoSite product requires expensive, custom-built machinery. We have made these investments, and intend to continue to make such investments, for our products based on internal projections of the potential market for that system and of our potential profit margins on sales of that system. If those projections are inaccurate, we may not be able to obtain an acceptable return on our investment in the development of our products. If our projections of the prospects of new products are inaccurate, we may make investments in the development, testing and approval of those products that may result in unsatisfactory returns.

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

As of March 31, 2008, we had stock options to purchase 5,775,055 shares of our common stock outstanding, of which options to purchase 3,240,739 shares were exercisable. Also outstanding as of the same date were warrants exercisable for 69,495,392 shares of common stock.  There are also 7.5 million shares of preferred stock which are convertible into Common Stock on a one for one basis.  Exercise of any outstanding stock options or warrants could harm the market price of our common stock.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of the assessment by our independent registered public accountants.  This requirement for management’s assessment of our internal control over financial reporting for our annual report for fiscal 2007 and the requirement for our auditor’s attestation will first apply to our annual report for fiscal 2008.  The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting.  In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of the assessment by our independent registered public accountants.  If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.  We expect to incur additional accounting related expenses associated with compliance with Section 404.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February of 2008, the Company raised a total of $1.8 million in a private placement pursuant to which the Company issued to investors a total of 9,000,000 shares of common stock at a purchase price of $0.20 per share (“February 2008 Financing”).  The investors were issued warrants to purchase Company Common Stock in the amount of two times the number of shares purchased, or 18,000,000 total warrants.  Those investor warrants bear a five year term and have an exercise price of $0.20 per share, and contain a mandatory exercise provision at the Company’s election should the market price of the Company’s Common Stock be at least $0.30 for 20 consecutive trading days.  In connection with the February 2008 Financing, the Company paid a finders fee to Ramp in the amount of $180,000, representing 10% of the gross proceeds raised.  Ramp reinvested its cash fee in the February 2008 Financing and received 900,000 shares of common stock and 1,800,000 warrants, which were issued in addition to the 9,000,000 shares of common stock and 18,000,000 warrants issued to the investors.  In addition, the Company issued to  Ramp warrants to purchase up to 900,000 shares of the Company's common stock, respectively, representing 10% of the common stock to be issued to investors.  All warrants issued to Ramp contain terms identical to the terms of the warrants issued to the investors in the February 2008 Financing.  Net proceeds (after reinvestment of the cash finders fee) were $1.8 million, with no legal or other professional fees attributed thereto as offering costs.

Funds Raised Pursuant to Temporary Reduction in Exercise Price of Warrants Issued

On February 1, 2008, the Company temporarily reduced the exercise price of all of its issued and outstanding warrants to $0.20 and sent notification to all of its warrantholders to that effect.  As of February 1, 2008, the Company had 57,973,807 warrants issued and outstanding.  On February 28, 2008, the total number of warrants exercised pursuant to the temporary reduction was 9,178,415 resulting in net proceeds to us of $1.8 million.  All shares issued as a result of these warrant exercises are unregistered, restricted shares of its common stock.  Thus, as of February 28, 2008, 48,795,392 of the remaining warrants eligible for conversion remained issued and outstanding and reverted to their original terms.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None during the first quarter of 2008.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Item 6(a)	Exhibits

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2008	Vyteris, Inc.

/s/ Donald Farley
Donald Farley
Principal Executive Officer

EXHIBIT INDEX

Item No.	Description

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.