Form 10-Q
period 2008-06-30
Vyteris Holdings (Nevada), Inc.
filed 2008-08-08
CIK 1139950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Large accelerated filer __                                                                                                                     Accelerated filer __
Non-accelerated filer x  (Do not check if a smaller reporting company)                                                                                                                                Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐       NO  ☒
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

CLASS	OUTSTANDING AT AUGUST _6, 2008
Common stock, par value $.015 share	7,197,802

Transitional Small Business Disclosure Format (Check one):   __Yes    X  No

VYTERIS, INC.

FORM 10-Q

Vyteris® and LidoSite® are our trademarks. All other trademarks, servicemarks or trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

ITEM 1. FINANCIAL STATEMENTS

VYTERIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31
	2008	2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$481,337	$1,716,671
Accounts receivable, net	351,249	7,257
Prepaid expenses and other	102,298	246,519
Restricted cash	52,210	50,428
Total current assets	987,094	2,020,875

Restricted cash, less current portion	240,000	240,000
Property and equipment, net	423,612	688,800
Other assets	276,026	276,026
TOTAL ASSETS	$1,926,732	$3,225,701

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Working capital facility due to a related party	$2,850,000	$-
Senior secured convertible promissory note, net of discount	364,672	243,597
Subordinated convertible notes due to related party	5,366,550	5,366,550
Accounts payable	2,073,459	1,897,359
Accrued registration rights penalty	2,270,868	2,141,132
Interest payable and accrued expenses due to related party	2,302,766	1,821,519
Accrued expenses, deferred revenue and other	1,940,866	2,262,295
Total current liabilities	17,169,181	13,732,452

Working capital facility due to a related party	-	2,850,000
Deferred revenue, less current portion	77,194	318,284
Accrued facilities realignment costs, less current portion	2,223,357	-
Preferred stock, 3,333,333 shares authorized,
Series B convertible, mandatorily redeemable preferred stock; 500,000 shares issued and outstanding on June 30, 2008 and December 31, 2007; liquidation preference $9,750,000 and $9,450,000 at June 30, 2008 and December 31, 2007, respectively	9,750,000	9,450,000
Total liabilities	29,219,732	26,350,736

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, par value $.015 per share; 33,333,333 shares authorized, 7,197,802 and 5,925,771 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	107,961	88,881
Additional paid-in capital	148,361,301	149,152,702
Accumulated deficit	(175,762,262)	(172,366,618)
Total stockholders’ equity (deficit)	(27,293,000)	(23,125,035)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,926,732	$3,225,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Product sales	$3,187	$1,577	$11,510	$2,433
Product development	905,926	778,258	1,586,184	1,703,408
Other revenue	237,419	38,044	268,589	62,339
Total revenues	1,146,532	817,879	1,866,283	1,768,180

Cost and expenses:
Cost of sales	-	1,000	102,774	1,000
Research and development	1,613,798	2,090,954	3,407,356	4,226,057
General and administrative	417,585	2,961,778	(2,111,024)	4,513,862
Sales and marketing	192,413	1,530,044	370,149	1,825,775
Facilities realignment and impairment of fixed assets	37,382	-	2,470,210	-
Registration rights penalty	64,868	64,867	129,736	129,022
Total cost and expenses	2,326,046	6,648,643	4,369,201	10,695,716
Loss from operations	(1,179,514)	(5,830,764)	(2,502,918)	(8,927,536)

Interest (income) expense:
Interest income	(8,763)	(46,596)	(29,533)	(70,378)
Interest expense to related parties	391,188	855,051	782,376	1,359,720
Interest expense	69,409	528,571	139,883	1,455,747
Interest expense, net	451,834	1,337,026	892,726	2,745,089

Revaluation of warrant liability	-	5,057,237	-	10,341,408

Net loss	$(1,631,348)	$(12,225,027)	$(3,395,644)	$(22,014,033)

Net loss per common share:
Basic and diluted	(0.23)	(2.32)	(0.49)	(4.57)

Weighted average number of common shares:
Basic and diluted	7,197,684	5,279,343	6,861,511	4,822,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2007	5,925,771	$88,881	$149,152,702	$(172,366,618)	$(23,125,035)
Non-cash stock based compensation expense (credit), net	-	-	(4,592,004)	-	(4,592,004)
Issuance of common stock for capital raised, net	660,000	9,900	1,790,100	-	1,800,000
Exercise of warrants	611,895	9,178	1,826,505	-	1,835,683
Issuance of warrants for services rendered	-	-	184,000	-	184,000
Adjustment to common stock related to reverse stock split	136	2	(2)	-	-
Net loss for the six months ended June 30, 2008	-	-	-	(3,395,644)	(3,395,644)
Balance at June 30, 2008	7,197,802	$107,961	$148,361,301	$(175,762,262)	$(27,293,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,395,644)	$(22,014,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	158,836	182,123
Stock based compensation (credits) charges	(4,592,004)	1,470,699
Amortization of senior secured convertible debentures discount	-	753,659
Amortization of offering costs on senior secured convertible debentures	-	125,716
Amortization of discount on senior secured promissory note	121,075	114,041
Accrued registration rights penalty	129,736	129,023
Facilities realignment and impairment of fixed assets	2,470,210	-
Inventory reserves	94,890	-
Loss from revaluation of warrants issued in excess of authorized shares	-	10,341,408
Warrants issued for services rendered	184,000	320.625
Warrants issued for working capital facility, to a related party	-	736,287
Deferred revenue	(241,090)	(62,339)
Other	25,819	4,344
Change in operating assets and liabilities:
Accounts receivable	(343,992)	(795,396)
Inventory	(94,890)	(470,576)
Prepaid expenses and other assets	144,221	52,396
Accounts payable	176,100	(247,215)
Accrued expenses and other liabilities	(443,064)	(1,094,172)
Interest payable and accrued expenses to related parties	781,247	660,277
Accrued facilities realignment costs	(36,016)	-
Net cash used in operating activities	(4,860,566)	(9,793,133)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	9,800	-
Changes in restricted cash	(1,782)	58,810
Purchase of equipment	(1,861)	(107,644)
Net cash provided by (used in) by investing activities	6,157	(48,834)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placements of common stock	1,800,000	8,036,420
Net proceeds from exercise of warrants	1,835,683	-
Proceeds from exercise of stock options	-	439,596
Proceeds from issuance of secured bridge note to related party	-	200,000
Repayment of secured bridge note to related party	-	(200,000)
Proceeds from issuance of secured promissory note to related party	-	350,000
Repayment of capital lease obligations and other	(16,608)	(120,624)
Net cash provided by financing activities	3,619,075	8,705,392

Net decrease in cash and cash equivalents	(1,235,334)	(1,136,575)
Cash and cash equivalents at beginning of the period	1,716,671	2,171,706
Cash and cash equivalents at end of the period	$481,337	$1,035,131

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,399	$29,714
Fair value of warrants issued in connection with private placement	4,554,000	-
Conversion of senior secured convertible debentures into common stock	-	963,707
Increase in reclassification of warrant value to a liability due to insufficient authorized shares	-	19,334,776
Fair value of warrants issued to placement agents	207,000	1,145,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

1.    Organization and Basis of Presentation

Business

Vyteris, Inc. (formerly Vyteris Holdings (Nevada), Inc.), (the terms “Vyteris” and the “Company” refer to each of Vyteris, Inc., its subsidiary, Vyteris, Inc. (incorporated in the State of Delaware) and the consolidated company), has developed and produced the first FDA – approved electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to administer certain therapeutics either directly to the skin or into the bloodstream. In January 2005, Vyteris received approval from the United States Food and Drug Administration (“FDA”) for its manufacturing facility and processes for LidoSite.  Vyteris holds over 68 U.S. patents relating to the delivery of drugs across the skin using a mild electric current and operates in one business segment.  Due to the limited early commercial success of LidoSite, the Company reassessed its business model in late December 2007.  Accordingly, the Company de-emphasized the LidoSite project and is actively pursuing peptide and small molecule opportunities through, among other things, drug development partnerships.

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

During the six month period ending June 30, 2008, the Company raised a total of $1.8 million in a private placement pursuant to which the Company issued to investors a total of 600,000 shares of common stock at a purchase price of $3.00 per share.  In addition, on February 1, 2008, the Company temporarily reduced the exercise price of all of its issued and outstanding warrants to $3.00.  On February 28, 2008, the total number of warrants exercised was 611,895 resulting in gross proceeds to us of $1.8 million (see Note 10).  Net proceeds from these financings have not provided sufficient funds for the Company’s current operations. Subsequent financings will be required to fund the Company’s operations. No assurance can be given that the Company will be successful in arranging the further financing needed to continue the execution of its business plan, which includes the development of new products. Failure to obtain such financing will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue in business as a going concern.

On May 6, 2008, the Company filed a Certificate of Change with the Nevada Secretary of State which served to effect a 1-for-15 reverse split of the Company’s common stock. As a result of the reverse stock split, as of June 17, 2008, every fifteen shares of the Company’s common stock was combined into one share of common stock; and any fractional shares created by the reverse stock split were rounded up to the next nearest whole share.  The number of authorized shares of common stock was reduced from 500,000,000 shares to 33,333,333 shares, and the par value was correspondingly increased to $.015 per share.  All of the information in these condensed consolidated financial statements and accompanying footnotes has been presented as if the aforementioned reverse stock split had occurred during the period for which the specific information is presented. All of the numbers of shares and warrants presented in this Quarterly Report on Form 10-Q are presented as if the aforementioned reverse split had occurred during the period for which the specific information is presented.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. The condensed consolidated balance sheet as of December 31, 2007 has been derived from those audited consolidated financial statements. Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Restricted cash

As of June 30, 2008 and December 31, 2007, the Company had $0.3 million of restricted cash that guarantees issued letters of credit to support its lease agreement.

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

The Company’s current sole source of revenue is reimbursement of product development costs under its September 2004 product development agreement with Ferring Pharmaceuticals.  Although the Company has not experienced any delays in the receipt of this revenue, the Company is dependent on receipt of these reimbursements as its sole source of revenue.  Any delays or failure to receive reimbursements would cut off the Company’s sole source of revenue, thus making the Company solely dependent on receipt of investment and loan proceeds for its working capital needs.

On June 5, 2007, the Company entered into a sales and marketing agreement with Laboratory Corporation of America (“LabCorp”) to launch its LidoSite product in the physicians’ office market.  The launch consumed substantial Company resources, and met with very limited success; therefore, the Company initiated a de-emphasis of the LidoSite product in December 2007.

The Company’s drug delivery technology consists of a patch that adheres to the skin and contains the medication and a small reusable battery-powered, wearable electronic dose controller that connects to the patch. The controller that has been developed for LidoSite is a simple, single-pulse device initiated by the push of a button, which turns on the electric current for a ten-minute interval as it delivers the drug. Sophisticated control circuitry senses the skin’s electrical resistance and limits the amount of current that is delivered to a safe, comfortable level, thereby automatically adapting to a wide range of skin types and characteristics. The controller is designed to provide up to 99 applications of the LidoSite product.  Certain defects relating to the operation of the controller have been remedied by the Company; however, there have been insufficient sales of the product to determine, on a widespread basis, if the remedies are effective, or if further changes will be needed to render the controllers fully effective.  Additionally, given the de-emphasis of the LidoSite product, the Company will need to refine its controller technology for use in other applications, such as peptide delivery.  Until there is sufficient use of adapted technology, the Company cannot determine if the modifications will be sufficient to render technology, as adapted, effective in those new applications or whether further modifications will be needed.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”), 109, “Accounting for Income Taxes” and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

Debt instruments, offering costs and the associated features and instruments contained therein

Deferred financing costs are amortized over the term of its associated debt instrument. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the debt instrument between the warrants and the debt based on their relative fair values in accordance with Accounting Principle Board No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value of the warrants issued to debt holders or placement agents are calculated utilizing the Black-Scholes option-pricing model. The Company amortizes the resultant discount or other features over the terms of the debt through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated. The Company’s debt instruments do not contain any embedded derivatives at June 30, 2008.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financials Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that adopting SFAS No. 160 will have on its condensed consolidated financial statements.

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

        In April 2008, the FASB issued Staff Position FSP 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued after December 15, 2008. The Company does not expect the adoption of FSP 142-3 to have a material effect on its condensed consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its condensed consolidated financial statements.

        In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement)” (“APB 14-1”). APB 14-1 requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The accounting for these types of instruments under APB 14-1 is intended to appropriately reflect the underlying economics by capturing the value of the conversion options as borrowing costs; therefore, recognizing their potential dilutive effects on earnings per share. The effective date of APB 14-1 is for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments.  The Company is currently evaluating the potential impact, if any, the adoption of APB 14-1 may have on its condensed consolidated financial statements.

        In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents under Statement No. 128, Earnings Per Share. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents will be considered participating securities and will be included in the computation of earnings per share pursuant to the two-class method. The effective date of EITF 03-6-1 is for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those years. Early adoption is not permitted. Once effective, all prior period earnings per share data presented will be adjusted retrospectively.  The Company is currently evaluating the potential impact, if any, the adoption of EITF 03-6-1 may have on its condensed consolidated financial statements.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

3.    Restructuring
On January 31, 2008, the Company reduced its workforce by approximately 32 employees that were solely or partially dedicated to LidoSite.  The Company further reduced its workforce by three employees on June 26, 2008.  These reductions in force and reductions in variable spending related to LidoSite are intended to reduce the Company’s ongoing working capital needs and monthly cash burn while reallocating resources to both peptide product delivery and other development opportunities. The Company recorded approximately $0.2 million of severance related expenses, which are included in research and development, general and administrative and sales and marketing expenses in the condensed consolidated statement of operations during the six months ended June 30, 2008.  There were approximately $0.01 million of unpaid severance costs as of June 30, 2008.  See also Note 13 and Note 15 for discussion of executive’s severance costs and lease abandonment.

4.    Inventories, net

Inventories consist of the following:
	June 30, 2008	December 31, 2007
	(Unaudited)

Raw materials	$1,385,140	$1,319,026
Work in process	131,619	110,459
Finished goods	300,948	273,885
Inventory	1,817,707	1,703,370
Excess and obsolete inventories	(1,817,707)	(1,703,370)
Inventories, net	$-	$-

Inventories are stated at the lower of cost (first-in, first-out method) or market.

The Company assesses the valuation of its inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory and the lower of cost or market adjustment. The key factors in the Company’s inventory review process are the historical rates for raw material and fabricated patch meeting its product specification acceptance criteria and anticipated demand for its LidoSite product. Due to the de-emphasis of the LidoSite product, the Company is focusing its resources and efforts in other product development areas and accordingly inventory of approximately $0.1 million was written off as excess and obsolete during the six months ended June 30, 2008.

5.    Property and Equipment, net

Property and equipment, net consist of the following:
	June 30, 2008	December 31, 2007
	(Unaudited)

Manufacturing and laboratory equipment	$1,883,753	$1,883,753
Furniture and fixtures	156,543	326,672
Office equipment	368,169	402,008
Leasehold improvements	367,818	367,818
Software	202,376	202,376
	2,978,659	3,182,627
Less: Accumulated depreciation and amortization	(2,555,047)	(2,493,827)
Property and equipment, net	$423,612	$688,800

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

Depreciation and amortization expense, included in cost and expenses in the accompanying condensed consolidated statements of operations, was approximately $0.1 for each of the three months ended June 30, 2008 and 2007, and $0.2 million for each of the six months ended June 30, 2008 and 2007.

In March 2008, the Company recorded an impairment charge of approximately $0.1 million on furniture and fixtures due to the consolidation of office space (see Note 15), which is included in facilities realignment and impairment of fixed assets expense in the condensed consolidated statement of operations for the six months ended June 30, 2008.

6.    Working Capital Facility, due to a related party

In September 2004, the Spencer Trask Specialty Group, LLC or STSG, a related party, agreed to provide the Company with up to $5.0 million in working capital loans, as amended, in the form of 11.5% secured demand promissory notes (the “Working Capital Facility”). Pursuant to the terms of the Working Capital Facility, amounts drawn under the facility were to be repaid on or before November 15, 2005, however the repayment was not made. The Working Capital Facility is secured by a lien on all of the Company’s and its operating subsidiary’s assets but was subordinate to the lien on those assets held by the lenders in the December 2006 Senior Secured Convertible Promissory Note (Note 9); however, in July 2008, this December 2006 Senior Secured Convertible Promissory Note was paid in full.

Through several amendments, STSG and the Company had agreed to the following: (a) the noteholders waived all covenant defaults resulting from inadequate collateral coverage until June 1, 2007, (b) the maturity dates under the Working Capital Facility were deferred until June 1, 2007, which was again subsequently extended to June 1, 2009, (c) on a monthly basis until May 31, 2007, the Company issued to the noteholders warrants to purchase 7,333 shares of the Company's common stock at an exercise price of $36 per share, and (d) the lenders shall have the option to convert the outstanding principal amount of the Working Capital Facility into Company common stock at a price of $22.50 per share.   No warrant issuances have been made thereunder since May 2007 as a result of the amendment to the Working Capital Facility (Note 9).  The interest expense on the outstanding principal amount was approximately $0.06 million and $0.02 million for the three months ended June 30, 2008 and 2007, respectively, and $0.12 million and $0.02 million for the six months ended June 30, 2008 and 2007, respectively and is included in interest expense to related parties in the accompanying condensed consolidated statements of operations.

On February 23, 2007, STSG loaned to the Company $0.4 million in aggregate principal amount in the form of a senior secured promissory note subject to the terms of the Working Capital Facility.  In connection with the loan, on a monthly basis the Company issued to the noteholders warrants to purchase 3,285 shares of the Company’s common stock at an exercise price of $11.25 per share. Management estimated that the fair value of the 6,571 and 13,142 warrants issued during the three and six months ended June 30, 2007 was approximately $0.17 million and $0.23 million, respectively, using the Black-Scholes option-pricing model.  The fair value of these warrants is included in interest expense to related parties in the accompanying condensed consolidated statements of operations.

As of June 30, 2008 and December 31, 2007, $2.9 million was outstanding under the Working Capital Facility. The Company recorded accrued and unpaid interest to related parties of approximately $0.4 million and $0.3 million in interest payable and accrued expenses to related parties in the accompanying condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007, respectively.

7.    Accrued Registration Rights Penalty

In connection with the delayed filing of a registration statement for securities sold pursuant to a $15.1 million private placement in 2004, the Company incurred approximately $1.4 million of liquidated damages in 2005. In addition, the Company is obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable.  The Company has not yet paid such amount and interest continues to accrue. Interest expense, included in registration rights penalty in the accompanying condensed consolidated statements of operations, was $0.06 million for each of the three month periods ended June 30, 2008 and 2007, and $0.13 million for each of the six month periods ended June 30, 2008 and 2007.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

8.    Accrued Expenses, Deferred Revenue and Other

Accrued expenses, deferred revenue and other consist of the following:

	June 30,	December 31,
	2008	2007

Compensation, accrued bonuses and benefits payable	$273,877	$243,358
Continuous motion patch machine costs and delivery	205,419	192,500
Deferred revenue, current portion	238,776	124,678
Accrued insurance costs	19,344	109,414
Accrued accounting, legal and consulting fees	189,674	242,253
Accrued research and development third party costs	-	262,349
Outside services	5,572	227,200
Deposits payable to investors	-	325,000
Food and drug administration fees	403,408	131,991
Accrued facilities realignment costs – current portion	307,677	-
Other	297,119	403,552
Accrued expenses, deferred revenue and other	$1,940,866	$2,262,295

9.    Promissory Notes

January 2006 Promissory Note

On January 31, 2006, STSG provided the Company with a $0.3 million loan in the form of 10.0% subordinated convertible unsecured promissory note (the "January 2006 Promissory Note"). Pursuant to the terms of the January 2006 Promissory Note, amounts outstanding has a maturity date of December 1, 2008. At any time prior to maturity date, STSG shall have the option to convert the entire January 2006 Promissory Note and interest accrued into shares of the Company's common stock at a conversion price of $36.00 per share. In connection with the January 2006 Promissory Note, the Company issued warrants to STSG that are exercisable into a maximum of 3,473 shares, in the aggregate, of the Company's common stock at an exercise price of $43.20 per share.

The Company allocated the aggregate proceeds of the January 2006 Promissory Note between the warrants and the debentures based on their relative fair values in accordance with Accounting Principles Board No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” and thus recorded approximately $62,000 as additional paid-in capital for the value allocated to the warrants. Management determined the fair value of the warrants utilizing the Black-Scholes option-pricing model. The Company is amortizing the fair market value of the warrants through December 1, 2008, the date of maturity.

2006 Promissory Notes

In 2006, STSG provided the Company with a total of $8.1 million in loans in the form of Subordinated Convertible Unsecured Promissory Notes (the “2006 Promissory Notes”).  The 2006 Promissory Notes: (i) mature on December 1, 2008; (ii) bear interest at a rate equal to 13% per annum payable in cash on a semi-annual basis; (iii) are convertible into shares of common stock at a conversion price of $22.50 per share; (iv) are convertible into the Company’s next private financing of equity or debt securities and (v) have piggy-back registration rights.

During 2006, the Company agreed to amend the 2006 Promissory Notes to conform the conversion provision to convert at the option of the holder, rather than automatic conversion in a "Qualified Financing," as defined. On December 11, 2006, STSG elected to convert $3.0 million of the 2006 Promissory Notes into 266,667 shares of common stock, at a conversion price of $11.25 per share, in connection with the December 2006 Financing (a “Qualified Financing”).

The following is a schedule of the remaining balance of the January 2006 Promissory Note and the 2006 Promissory Notes at June 30, 2008:

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

Issuance Date	Principal Amount	Balance
January 31, 2006	$250,000	$250,000
February 13, 2006	500,000	500,000
February 16, 2006	500,000	500,000
March 21, 2006	500,000	500,000
April 4, 2006	500,000	500,000
April 18, 2006	750,000	750,000
May 5, 2006	500,000	500,000
May 23, 2006	500,000	500,000
June 8, 2006	500,000	500,000
June 26, 2006	500,000	500,000
July 7, 2006	200,000	200,000
July 18, 2006	166,550	166,550
Balance at June 30, 2008		$5,366,550

December 2006 Senior Secured Convertible Promissory Note

On December 11, 2006, the Company issued a senior secured convertible promissory note in the principal amount of $0.5 million to Allen Capital Partners. This Note was paid in full on July 9, 2008.

In accordance with EITF 98-5 and EITF 00-27, the Company determined that there is a beneficial conversion feature to the December 2006 Senior Secured Convertible Promissory Note in the amount of $0.5 million. This amount was being amortized over the life of the debt using the effective interest method. Debt discount amortization expense for each of the three and six month periods ended June 30, 2008 and 2007 was $0.1 million, and is included in interest expense in the condensed consolidated statements of operations. The balance outstanding as of June 30, 2008 and December 31, 2007 is $0.4 million and $0.2 million, net of the debt discount of $0.1 million and $0.3 million, respectively (see note 18).

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

(ii)
the Company agreed to issue warrants to STSG to purchase a total of 66,667 shares of the Company’s common stock at an exercise price of $22.50 per share, each with a term of five (5) years from the date of issuance;

(iii)	the Company and STSG agreed to revise the interest rate on the 11.5% Secured Promissory Notes to a revised rate of 9% per annum, commencing June 1, 2007;

(iv)	the conversion price on all Referenced Debt into the Company’s common stock was reduced to $22.50 per share;

(v)	the Company agreed to revise the exercise price on 63,272 warrants previously issued to STSG to an exercise price of $22.50 per share.

The Company performed an evaluation of the amendments to the Referenced Debt under EITF No. 06-06 “Debtor’s Accounting for a Modification (or Exchange) or Convertible Debt Instruments,” (“EITF 06-06”).  Accordingly, the Company concluded that debt extinguishment accounting should apply and recorded an immediate non-cash charge of $6.7 million directly to its condensed consolidated statement of operations in the third quarter of 2007, representing the incremental “fair value” of instruments issued.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

10.  Private Placements of Common Stock

2007 Private Placements

In the first six months of 2007, the Company raised a total of $9.1 million pursuant to which the Company issued to investors a total of 807,378 shares of common stock at $11.25 per share (the “2007 Financings”).  In connection with the 2007 Financings, the Company paid finders fees to Wolverine and to STVI, in the amount of $0.9 million and $0.04 million, respectively, representing 10% of the gross proceeds raised.  In addition, the Company issued to Wolverine and STVI warrants to purchase up to 77,444 and 3,294 shares of the Company's common stock, respectively, representing 10% of the common stock issued to investors.  Each warrant may be exercised for five years from the date of issuance to purchases share of common stock for $11.25 per share.  The transaction calls for filing of a registration statement to cover the resale of the common stock and the amount of common shares underlying the warrants issued to Wolverine and STVI pursuant to their agreements with the Company. Net proceeds were $8.0 million, with finders fees and other legal costs of $1.0 million recorded as a reduction of equity as a cost of the transaction.

February 2008 Private Placement

In February of 2008, the Company raised a total of $1.8 million in a private placement pursuant to which the Company issued to investors a total of 600,000 shares of common stock at a purchase price of $3.00 per share (“February 2008 Financing”).  The investors were issued warrants to purchase Company common stock in the amount of two times the number of shares purchased, or 1,200,000 total warrants.  Those investor warrants have a five year term and have an exercise price of $3.00 per share, and contain a mandatory exercise provision at the Company’s election should the market price of the Company’s Common Stock be at least $4.50 for 20 consecutive trading days.  In connection with the February 2008 Financing, the Company paid a finders fee to Ramp International, Inc. (“Ramp”) in the amount of $0.2 million representing 10% of the gross proceeds raised.  Ramp reinvested its cash fee in the February 2008 Financing and received 60,000 shares of common stock and 120,000 warrants.  In addition, the Company issued to Ramp warrants to purchase up to 60,000 shares of the Company's common stock, respectively, representing 10% of the common stock to be issued to investors.  All warrants issued to Ramp contain terms identical to the terms of the warrants issued to the investors in the February 2008 Financing.  Net proceeds (after reinvestment of the cash finders fee) were $1.8 million, with no legal or other professional fees attributed thereto as offering costs.

Funds Raised Pursuant to Warrant Exercises due to Temporary Reduction in Exercise Price of Warrants Issued

On February 1, 2008, the Company temporarily reduced the exercise price of all of its issued and outstanding warrants to $3.00 and sent notification to all of its warrantholders to that effect.  As of February 1, 2008, the Company had 3,864,944 warrants issued and outstanding.  On February 28, 2008, the total number of warrants exercised under this temporary reduction in exercise price program was 611,895 resulting in net proceeds to the Company of $1.8 million.  The Company concluded that the temporary reduction in exercise has no economic impact on its consolidated statements of operations because the reduction in exercise price is only an offer to sell stock at a reduced per share price. All shares issued as a result of these warrant exercises are unregistered, restricted shares of its common stock.  Thus, as of February 28, 2008, 3,253,052 of the remaining warrants eligible for conversion remained issued and outstanding and reverted to their original terms.

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

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

The Company accrued cumulative dividends in arrears on the Series B Preferred Stock by recognizing $0.2 million for each of the three months ended June 30, 2008 and 2007, and $0.3 million for each of the six months ended June 30, 2008 and 2007, of interest expense to related parties in the accompanying condensed consolidated statement of operations and increasing the redemption value of the Series B Preferred Stock.

With respect to the distribution of assets, the Series B Preferred Stock ranks senior to the Company’s common stock. Each share of the Series B Preferred Stock is convertible at any time, at the option of the holder, into common stock at $22.50 per share pursuant to an agreement with STSG as of August 2007.

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

Monumed, LLC

Beginning in the third quarter of 2006, Monumed, LLC (“Monumed”) provided services to the Company in conjunction with the launch of its LidoSite product and related commercialization efforts.  In May 2007, the Company’s then Chief Executive Officer, Timothy J. McIntyre, advised the Company’s Board of Directors that his brother was a shareholder of Monumed, which was in addition to prior disclosure that his brother was a Monumed employee.  Mr. McIntyre then advised the Board of Directors of certain procedures being implemented to mitigate the occurrence of any risks of conflicts of interest.

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

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

The Company has paid to Monumed a total of $1.3 million and $0.3 million during 2007 and 2006, respectively.   As of June 30, 2008 and December 31, 2007 unpaid invoices owed and outstanding by the Company to Monumed amounted to approximately $0.2 million in each of the periods. In addition, as a result of the redirection of the Company’s business toward the development of peptides, management does not anticipate the utilization of Monumed’s services during 2008.

The Special Assessment Committee, formed as a result of the Company's Board of Director's meeting with its independent auditor on February 13, 2008, undertook an analysis of the services provided by Monumed, including retention of a third party firm to assess the value of the services provided. Taking into account the results of the firm’s analysis, the Company believes that the fees charged exceeded the value of services provided.  Given these findings, the Company’s Board of Directors, based upon the recommendation of the Special Assessment Committee, intends to assess and undertake appropriate means of addressing this matter.  The Company has not yet reflected any change to its financial statements as a result of this analysis, as any recovery is not yet determinable.

Other Related Party

•
At June 30, 2008 and December 31, 2007, approximately $71,000 is included in interest payable and accrued expenses due to related party in the accompanying condensed consolidated balance sheets for amounts owed to STSG and STVI for certain expenses paid on behalf of the Company.

•
On April 26, 2005, the Company announced the appointment of Russell O. Potts, Ph.D. to its Board of Directors.  Dr. Potts has served the Company as a consultant in drug delivery, glucose monitoring and medical devices since April 2003.  The Company paid Dr. Potts approximately $11,000 and $27,000 for the three months ended June 30, 2008 and 2007, respectively and approximately $17,000 and $46,000 for the six months ended June 30, 2008 and 2007, respectively, for consulting services and out of pocket expenses.

•
On March 12, 2007, the Company borrowed from Donald F. Farley, Chairman of the Board of Directors of the Company, $0.2 million at an interest rate of 10% per annum, plus reimbursement to Mr. Farley for his closing costs.  The Company repaid this loan plus accrued interest in full on March 28, 2007.  Additionally, Mr. Farley was paid $22,000 for the three and six months ended June 30, 2008 for the performance of interim CEO services.  At June 30, 2008 approximately $13,000 is included in accrued expenses, deferred revenue and other in the accompanying condensed consolidated balance sheets for amounts owed to Mr. Farley related to the performance of interim CEO services.

•
At June 30, 2008, approximately $18,000 is included in accrued expenses, deferred revenue and other in the accompanying condensed consolidated balance sheets for amounts owed to Arthur Courbanou for additional services performed as Chairman of the Special Assessment Committee.

13.  Stock-Based Compensation

2005 Stock Option Plans

In April 2005, the Board of Directors and stockholders of the Company approved the 2005 Stock Option Plan (the “2005 Stock Option Plan”).  Under the 2005 Stock Option Plan, incentive stock options and non-qualified stock options to purchase shares of the Company’s common stock may be granted to directors, officers, employees and consultants.  At adoption, a total of 193,461 shares of the Company’s common stock were available for issuance pursuant to the 2005 Stock Option Plan.  In December 2005, the 2005 Stock Option Plan was amended to increase the number of shares available for issuance by 133,334 for a total of 326,795 shares available for issuance pursuant to the 2005 Stock Option Plan.  On May 31, 2007, the Company’s Board of Directors voted unanimously to increase the number of shares of Company stock available for issuance under the Plan from 326,795 to 993,461.

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

Stock options available for grant under all stock option plans covered a total of 958,652 shares of common stock at June 30, 2008.  Stock options available for grant under the 2005 Stock Option Plan covered 673,164 shares of stock, and the Outside Director Stock Incentive Plans covered 285,488 shares of stock at June 30, 2008.

Outside Director Stock Incentive Plans

On August 1, 2007, the Company formally adopted its 2007 Outside Director Cash Compensation and Stock Incentive Plan (the “2007 Directors’ Incentive Plan”).  The 2007 Directors’ Incentive Plan, which replaced the 2005 Directors’ Incentive Plan, increases the number of authorized shares under the 2007 Directors’ Incentive Plan to 333,333 and provides for the following compensation to outside directors:

(i)
Cash payments consist of a $25,000 annual retainer, $5,000 annually for serving on a Board Committee, $5,000 annually for acting as the Chairman of a Committee, and $15,000 annually for acting as Chairman of the Board.

(ii)
Options with a fair market value strike price and 10 year term consisting of a 3,334 initial option grant, vesting quarterly over two years, at 417 per quarter and a 2,000 annual option grant, vesting quarterly over one year, at 500 options per quarter.

As of June 30, 2008, the Company issued 28,667 options to purchase shares of the Company’s common stock and 5,179 shares of restricted common stock to its Board of Directors under the 2007 Directors’ Incentive Plan.

Stock option activity for all plans for the six month period ended June 30, 2008:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price	Intrinsic Value
Outstanding at January 1, 2008	701,682	$4.20 – 45.60	$31.35	-
Granted	50,000	2.40 – 5.25	3.76	-
Exercised	-	-	-	-
Forfeited	(408,685)	4.20 – 45.60	36.18	-
Outstanding at June 30, 2008	342,997	2.40 – 45.60	21.42	-
Exercisable at June 30, 2008	214,572	0.28 – 3.04	27.90	-

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

The following table summarizes information about stock options outstanding and exercisable under all plans at June 30, 2008:

	Options Outstanding at June 30, 2008			Options Exercisable at June 30, 2008
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares	Weighted Average Exercise Price
$2.40-18.60	127,333	$8.65	9.35	18,748	$12.31
$18.61-21.75	86,535	19.73	3.88	85,534	19.70
$21.76-24.00	30,267	23.26	9.20	15,178	23.26
$24.01-31.50	29,359	29.88	5.85	25,609	29.64
$31.51-45.60	69,503	42.57	7.29	69,503	42.57
$2.40-45.60	342,997	21.42	7.25	214,572	27.90

The following table summarizes the Company’s unvested stock awards (see Note 15 – employment agreements for discussion of awards to certain officers) under all plans as of June 30, 2008:

Unvested Stock Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2008	481,032	$32.70
Awards	50,000	3.76
Forfeitures	(385,664)	36.34
Vestings	(16,530)	31.83
Unvested at June 30, 2008	128,838	10.58

The following table sets forth the total stock-based compensation expense resulting from stock options in the Company’s condensed consolidated statements of operations for the three and six month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Research and development	$153,600	$107,081	$314,664	$205,575
General and administrative	(709,742)	1,075,372	(4,858,129)	1,223,079
Sales and marketing	9,215	23,746	(48,539)	42,045
Stock-based compensation expense before income taxes	(546,927)	1,206,199	(4,592,004)	1,470,699
Income tax benefit	-	-	-	-
Total stock-based compensation expense after income taxes	$(546,927)	$1,206,199	$(4,592,004)	$1,470,699

During the six months ended June 30, 2008, the Company recognized a credit of $4.6 million due to the retirement of unvested performance based stock options, previously granted to former Chief Executive Officer (“CEO”), Timothy McIntyre, upon his resignation as CEO in March 2008.

During the three and six months ended June 30, 2008, the Company recognized a credit of $0.8 million due to the retirement of unvested performance based stock options, previously granted to the former Chief Financial Officer (“CFO”), Anthony Cherichella, upon his resignation as CFO in April 2008.

The fair value of stock-based awards was estimated using the Black-Scholes model, or in the case of awards with market or performance based conditions, the binomial model with the following weighted-average assumptions for stock options granted in the three and six months ended June 30, 2008 and 2007:

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Weighted-average:
Expected holding period (years)	5.0	9.6	5.0	9.1
Risk-free interest rate	3.34%	4.90%	2.75%	4.90%
Dividend yield	0%	0%	0%	0%
Volatility	91.8%	98.6%	91.8%	96.8%
Fair value at grant date	$1.87	$36.45	$2.70	$34.80
Forfeiture rate	15.22%	13.2%	15.22%	12.9%

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

As of June 30, 2008, $0.6 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.6 years.

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

In May 2005, the Company entered into a ten year lease for an additional 26,255 square feet of space, approximately 200 yards from the above facility.  This facility includes both warehouse and office space.  The Company paid $0.1 million for a security deposit.  Given the de-emphasis of Lidosite, the Company does not anticipate a current or short term need for this manufacturing facility.  Therefore, during the first quarter of 2008 the Company has consolidated all operations (including offices) in the 13-01 Pollitt Drive facility and is approaching the landlord to seek an early lease termination, as well as securing a broker to assist us in securing a subtenant for this space.  The Company has recognized the present value of future remaining lease costs of $2.5 million in facilities realignment and fixed asset impairment costs in the condensed consolidated statement of operations for the six months ended June 30, 2008.  A roll forward of the activity for the facility realignment plan is as follows:

Total
Balance as of December 31, 2007	$-
Facilities realignment charge	2,350,600
Deferred rent adjustment	179,067
Accretion	37,383
Payments	(36,016)
Balance as of June 30, 2008	$2,531,034
Less current portion included in accrued expenses, deferred revenue and other	307,677
Long-term balance as of June 30, 2008	$2,223,357

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

At June 30, 2008, the minimum lease payments under capital lease obligations and non-cancelable operating leases for equipment and office and facility space are as follows:

	Capital Lease Obligations	Operating Leases
Periods ended June 30,
2009	$5,923	$683,049
2010	-	712,698
2011	-	737,499
2012	-	497,320
2013	-	376,660
Thereafter	-	672,120
Total minimum lease payments	5,923	$3,679,346
Less amounts representing interest (interest imputed using a rate of 14.89%)	(109)
Present value of minimum capital lease payments	$5,814

Rent expense recorded in the accompanying condensed consolidated statements of operations was approximately $0.1 million for the three months ended June 30, 2008 and 2007 and $0.3 million for the six months ended June 30, 2008 and 2007.

Employment Agreements

On March 21, 2008, the Company entered into a Separation and General Release Agreement (“Separation Agreement”) with Timothy McIntyre, the Company’s former Chief Executive Officer.

The Agreement provides for the following:

	Mr. McIntyre resigned as President and Chief Executive Officer and a Director of the Company, effective as of March 21, 2008.

Mr. McIntyre was paid an annual bonus for 2007 equal to $98,000 within 10 days of effectiveness of the Agreement, and shall be paid severance equal to $152,000 on the six-month and fifth day following his termination from employment. This payment is recorded in accrued expenses, deferred revenue and other in the condensed consolidated balance sheet as of June 30, 2008.

	Mr. McIntyre was entitled to retain 120,000 stock options issued to him which have vested as of the date of the Agreement, but all unvested stock options have immediately terminated.
	Mr. McIntyre has released the Company from certain claims related to his employment and resignation.

As of March 31, 2008, 120,000 stock options had vested under this employment agreement, as amended and 296,667 options remained unvested, and were terminated pursuant to the Separation Agreement.  With respect to the unvested and thus terminated options, the Company reversed $4.6 million in compensation expense in the condensed consolidated statement of operations for the six months ended June 30, 2008.

Effective August 1, 2007, the Company entered into an employment agreement with Anthony Cherichella, which called for an initial grant of 50,000 options under our 2005 Stock Option Plan.  On April 18, 2008, Mr. Cherichella resigned as CFO and all unvested options were terminated.  With respect to the unvested and thus terminated options, the Company reversed $0.8 million and $0.6 million in expense in general and administrative expenses in the condensed consolidated statement of operations for the three and six months ended June 30, 2008, respectively.

16.  Loss Per Share

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share for the three and six months ended June 30, 2008 and 2007.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(1,631,348)	$(12,225,027)	$(3,395,644)	$(22,014,033)
Denominator:
Weighted average shares	7,197,684	5,279,343	6,861,511	4,822,243
Basic and diluted net loss per share	$(0.23)	$(2.32)	$(0.49)	$(4.57)

The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period.

	As of June 30,
	2008	2007
Convertible preferred stock	333,333	139,667
Convertible debt	491,847	427,738
Warrants	4,686,386	2,410,499
Options	342,997	541,855
Total	5,854,563	3,519,759

Warrant transactions for the three months ended June 30, 2008 are as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2007	3,864,947	$3.75 – $143.25	$16.20
Granted (see Note 10)	1,433,334	1.65 – 3.00	2.95
Exercised	(611,895)	3.00 – 3.00	3.00
Outstanding at June 30, 2008	4,686,386	$1.65 – $143.25	$11.56

The following table summarizes information about warrants outstanding and exercisable at June 30, 2008:

Warrants Outstanding and Exercisable At June 30, 2008
Exercise Price	Number of Shares	Weighted Average Exercise Price	Expiration Dates
$1.65-6.75	2,581,398	$4.86	2008 - 2013
$6.76-11.55	601,615	11.48	2011 - 2014
$11.56-18.75	308,317	16.33	2009 - 2010
$18.76-22.50	1,008,301	22.50	2009 - 2012
$22.51-43.20	121,208	35.45	2009 - 2013
$43.21-143.25	65,547	70.44	2009 - 2010
$1.65-143.25	4,686,386	$11.56	2008 - 2014

17.  Reverse Stock Split

On April 30, 2008, Registrant’s Board of Directors approved the 1:15 reverse stock split and a contemporaneous 1:15 reduction in the number of the Company's authorized shares of common stock in accordance with the procedure authorized by N.R.S. §78.207. Pursuant to §78.207(1), such a reverse split may be effected without shareholder approval. On May 6, 2008, the Company filed a Certificate of Change with the Nevada Secretary of State which served to effect a 1-for-15 reverse split of the Company’s common stock. As a result of the reverse stock split, as of June 17, 2008, every fifteen shares of the Company’s common stock was combined into one share of common stock; and any fractional shares created by the reverse stock split were rounded up to the next nearest whole share. The reverse stock split affected all of the Company’s common stock, stock options, Series B Preferred Stock and warrants outstanding immediately prior to the effective date of the reverse stock split. The reverse split reduced the number of shares of the Company’s common stock outstanding from approximately 107,959,312 shares to approximately 7,197,288 shares, and the number of authorized shares of common stock was reduced from 500,000,000 shares to 33,333,333 shares, and the par value was correspondingly increased to $.015 per share.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

18.  Subsequent Events

Effective July 9, 2008, Ferring Pharmaceuticals, Inc. (“Ferring”) advanced a $2.5 million payment which would otherwise be due to the Company from Ferring should Ferring elect to proceed with Phase II Clinical Trials (“Phase II”) as described in Section 5.04 of the License and Development Agreement dated as of September 27, 2004 (as heretofore amended, the “License Agreement”) between Ferring and the Company.  The $2.5 million was advanced in the form of a loan, and the Company issued a $2.5 million principal amount secured note (“Note”) to Ferring.  The Note bears interest at the rate of 10% per annum with a 12% per annum default interest rate.  Interest accrues during the term of the Note and is payable in full at maturity.  If Ferring elects to proceed with Phase II, the principal amount of the Note shall be paid off through application of the Phase II payment which would otherwise be due to the Company under the License Agreement; however, the term of the Note is two years if Ferring does not proceed with Phase II pursuant to the License Agreement.  Pursuant to a Security Agreement entered into a July 9, 2008 between the Company and Ferring, the Company’s obligations under the Note are secured by a first lien on its PMK-300 machinery (to be utilized in production of patches for its infertility product being developed in conjunction with Ferring (“Product”)) manufactured by Harro Hofliger for the Company.

Simultaneously, the Company and Ferring entered into a Letter Agreement which provides, in part, as follows:

•	Ferring’s license under the License Agreement has become an irrevocable license (subject to Ferring’s fulfillment of its obligations under the License Agreement);

•	Ferring has been granted the irrevocable option to manufacture the Product; and

•
During the term of the Note, the Company is restricted from making payments to related parties (other than compensation to current officers and directors) and may only use proceeds from the Note to pay for costs under its agreements and other essential corporate operating expenses.

In a related transaction, Ferring loaned the Company an additional $50,000 to enable payoff of the existing $0.5 million principal amount note with Allen Capital Partners, which payoff in full took place on July 8, 2008.  The terms of the $50,000 note are identical to the terms of the Note, except that the term is fixed at one year.  The balance of the funds utilized to pay off the Allen Capital note were obtained from the Company’s operating capital resources, and the Allen Capital note was paid in full in accordance with its original terms.  The payoff of this note also caused the termination of Allen Capital’s senior lien on the Company’s assets, and Spencer Trask Specialty Group and its affiliates now retain the senior secured position, subject to Ferring Pharmaceuticals first lien on the PMK 300 machine.

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

Overview

Vyteris, Inc. (formerly Vyteris Holdings (Nevada), Inc., (the terms “Vyteris” and the “Company” refer to each of Vyteris, Inc., its subsidiary, Vyteris, Inc. (incorporated in the State of Delaware) and the consolidated company), has developed and produced the first FDA – approved electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to administer certain therapeutics either directly to the skin or into the bloodstream. In January 2005, Vyteris, Inc. received approval from the United States Food and Drug Administration (“FDA”) for its manufacturing facility and processes for LidoSite. Due to the limited early commercial success of LidoSite, the Company has de-emphasized the LidoSite project and is also actively pursuing its peptide and small molecule opportunities (see “Business Model” below).  Vyteris, Inc. holds over 68 U.S. patents relating to the delivery of drugs across the skin using a mild electric current and operates in one business segment.  The terms “Company,” “Vyteris,” “us,” “we” or “our” refer to each of Vyteris, Inc., its subsidiary, also named Vyteris, Inc. (incorporated in the state of Delaware) and the combined company.

Liquidity

On June 30, 2008 our cash position was $0.5 million, and we had a working capital deficit of $16.2 million. There is substantial doubt about our ability to continue as a going concern.  During the first quarter of 2008, we raised a total of $3.6 million.  As of February 7, 2008, we raised a total of $1.8 million in a private placement pursuant to which we issued to investors a total of 600,000 shares of common stock at a purchase price of $3.00 per share.   On February 1, 2008, we temporarily reduced the exercise price of all of our issued and outstanding warrants to $3.00.  On February 28, 2008, the total number of warrants exercised under this temporary reduction in exercise price was 611,892 resulting in gross proceeds of $1.8 million.  There were no additional equity raises or funds borrowed during the first six months of 2008.

We raised $2.5 million through a loan from Ferring Pharmaceuticals in July 2008, which is intended to provide working capital through October 2008; however, unless we are able to raise additional funding by October 31, 2008, we may be unable to continue operations.  Additionally, there is approximately $7.2 million in principal amount and interest of senior secured indebtedness to a related party which must be refinanced or paid in full by December 2008 and another $3.4 million in principal amount and interest of indebtedness to a related party which must be refinanced or paid in full by June 2009.  Additional funding may not be available on favorable terms or at all. Failure to obtain such financing will require management to substantially curtail operations, which will result in a material adverse effect on our financial position and results of operations.  In the event that we do raise additional capital through a borrowing, the covenants associated with existing debt instruments may impose substantial impediments on us.

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

Business Model

Our commercialization strategy is to focus on near-term and future market opportunities utilizing FDA-approved and marketed drugs (primarily peptides and small molecule drugs) with our proprietary delivery technology, using our own brands and by partnering with major pharmaceutical companies on other opportunities. By pursuing this strategy, our plan is to develop and commercialize new products that can reach the market faster and at a reduced cost than the traditional development of new chemical entities, so as to have a higher probability of commercial success.  Our primary focus at this time is continuation of Phase I testing with Ferring Pharmaceuticals, Inc. (“Ferring’) on our infertility project, with Phase II expected to commence (upon Ferring determination to do so) during 2008.  We also have plans to commence a concerted search for a second project where we would partner with another major pharmaceutical company for delivery of another drug with our Smart Patch technology, and efforts on this second front are expected to commence during the balance of 2008.  While we did not have the resources to successfully launch the LidoSite product, we still believe in its commercial viability and have plans to actively seek either a licensing of the product or a sale of the ongoing business during 2008 and 2009.

Our long term viability is linked to our ability to successfully pursue new opportunities with products that can be utilized with our Smart Patch technology, such as those facing patent expiration or which offer the most promise in conjunction with our iontophoretic technology.  Each new market opportunity and potential product will be evaluated on our projection of speed to market and size of return to us and our partners, in particular looking for high value market sectors. We have identified key areas of market opportunity in the areas of peptides and small molecules which we intend to pursue:

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

Reverse Split

On June 17, 2008, we effected a 1:15 reverse split of our common stock and as a result, every fifteen shares of our common stock was combined into one share of common stock; and any fractional shares created by the reverse stock split were rounded up to the next nearest whole share.  All of the numbers of shares and warrants presented in this Quarterly Report on Form 10-Q are presented as if the aforementioned reverse split had occurred during the period for which the specific information is presented.

New Management and Director

During the second quarter, we added a new Director to our Board and made significant changes in our management team, both of which bolster our efforts to strengthen management and oversight abilities, as well as enhancing technical expertise and adding to our Board’s independence.

Effective as of April 16, 2008, Susan Guerin became a Director and serves on Company’s Audit Committee and as the Chairperson for the Compensation Committee.  Guerin has more than 20 years' experience in financial management and operations at major global organizations and with Arthur Courbanou, strengthens the Board’s financial oversight capabilities.  In the third quarter, in order to further enhance our Board, we plan to recruit an additional independent Director who has expertise with respect to collaborative development strategies and specialty pharma marketing.

The May 9, 2008 appointment of Haro Hartounian, PhD as our President and the April 17, 2008 appointment of Joseph Himy, as our Chief Financial Officer has brought new management leadership to us, and is well suited to handle our needs during this turnaround phase.  The current management team is well equipped to meet ongoing project obligations and to conduct feasibility studies with potential pharma partners; however, we will look to recruit needed skills in a timely and selective manner as development projects grow in numbers and scope.

Significant Accounting Policies

Our discussion and analysis of our financial position and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2007.  The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported revenues and expenses during the period.

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

Licensing revenue.   We use revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force, EITF, Issue 00-21 Revenue Arrangements with Multiple Deliverables . Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where the Company has an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized into license fees in the statement of operations over the term of the performance obligation.

Allowance for Excess and Obsolete Inventory

 We assess the valuation of our inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory. The key factors in our inventory review process are our sales forecasts (due to the de-emphasis of the LidoSite product and uncertain future sales opportunities of products currently under development), our historical experience for raw materials and fabricated patch product meeting our specification acceptance criteria.  The failure to meet specifications renders raw materials unusable in our patch fabrication process and for fabricated patches renders such patches not available for sale.  The allowance for excess and obsolete inventory was $1.8 million at June 30, 2008. Increases in the allowance for excess and obsolete inventory result in a corresponding expense to cost of sales.

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

Deferred Financing and Other Debt-Related Costs

Deferred financing costs are amortized over the term of its associated debt instrument.  We evaluate the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist.  We allocate the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with Accounting Principle Board No. 14 (“APB 14”), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  The fair value of the warrants issued to note holders or placement agents are calculated utilizing the Black-Scholes option-pricing model.  We are amortizing the resultant discount or other features over the terms of the notes through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date.  If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated.  Our debt instruments do not contain any embedded derivatives at June 30, 2008.

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

On December 12, 2007, EITF No. 07-01, "Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property," ("EITF No. 07-01"), was issued. EITF No. 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship.  EITF No. 07-01 is effective for the Company's collaborations existing after January 1, 2009. We are currently evaluating the impact this standard will have on our condensed consolidated financial statements.

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

        In April 2008, the FASB issued Staff Position FSP 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued after December 15, 2008. We do not expect the adoption of FSP 142-3 to have a material effect on our condensed consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. We do not expect the adoption of SFAS No. 162 to have a material effect on our condensed consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement)” (“APB 14-1”). APB 14-1 requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The accounting for these types of instruments under APB 14-1 is intended to appropriately reflect the underlying economics by capturing the value of the conversion options as borrowing costs; therefore, recognizing their potential dilutive effects on earnings per share. The effective date of APB 14-1 is for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments.  We are currently evaluating the potential impact, if any, the adoption of APB 14-1 may have on our condensed consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents under Statement No. 128, Earnings Per Share. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents will be considered participating securities and will be included in the computation of earnings per share pursuant to the two-class method. The effective date of EITF 03-6-1 is for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those years. Early adoption is not permitted. Once effective, all prior period earnings per share data presented will be adjusted retrospectively. We are currently evaluating the potential impact, if any, the adoption of EITF 03-6-1 may have on our condensed consolidated financial statements.

Consolidated Results of Operation

The following table sets forth the percentage increases or (decreases) in certain line items on our condensed consolidated statements of operations for the three and six months ended June 30, 2008 and June 30, 2007.

	Three months ended June 30, 2008 Versus June 30, 2007	Six months ended June 30, 2008 Versus June 30, 2007
Revenues	40.2%	5.5%
Cost of sales	(100.0)%	10,177.4%
Research and development	(22.8)%	(19.4)%
General and administrative	(85.9)%	(146.8)%
Sales and marketing	(87.4)%	(79.7)%
Facilities realignment and impairment of fixed assets (1)	-	-
Registration rights penalty	0.0%	0.6%
Interest (income) expense, net	(66.2)%	(67.5)%
Net loss	(86.7)%	(84.6)%

(1)  No comparable amounts for the three and six month periods ended June 30, 2007, respectively.

Comparison of the Three Month Periods Ended June 30, 2008 and 2007

Revenues

Revenues were $1.1 million for the three months ended June 30, 2008, compared to $0.8 million for the comparable period in 2007, an increase of 40.2% or $0.3 million. Our revenues for the three-month period ended June 30, 2008 and 2007 were primarily derived from reimbursement of product development costs with Ferring. Sales of our Lidosite product have not been significant, and the marketing of the product has been de-emphasized.

Revenues from the development and marketing agreement with Ferring were $0.9 million for the three months ended June 30, 2008, compared to $0.8 million for the comparable period in 2007, an increase of 16.4% or $0.1 million. This increase is primarily attributable to additional research and development resources dedicated to this agreement for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Other revenue was $0.24 million for the three months ended June 30, 2008, compared to $0.04 million for the comparable period in 2007, an increase of 524.1% or $0.2 million.  This increase in primarily attributable to recognition of deferred revenue upon the cancellation of a contract with B. Braun, which resulted in approximately $0.2 million of additional revenue for the three months ended June 20, 2008 compared to the three months ended June 30, 2007.

Research and development

Research and development expenses were $1.6 million for the three months ended June 30, 2008, compared to $2.1 million for the comparable period in 2007, a decrease of 22.8% or $0.5 million. The decrease is primarily attributable to $0.4 million in reduced allocable management fees due to cost reduction initiatives implemented during the first quarter of 2008.

General and administrative

General and administrative expenses totaled $0.4 million for the three months ended June 30, 2008, compared to $3.0 million for the comparable period in 2007, a decrease of 85.9% or $2.5 million.  The primary reason for the decrease is due to the impact of SFAS No. 123R, which requires us to measure the fair value of all employee share-based payments that value as an operating expense.  General and administrative expenses for the three months ended June 30, 2008 and 2007 includes a non-cash (credit) or charge of $(0.8) and $1.1 million, respectively, related to the issuance of stock options to employees and consultants.  The $0.8 million of the credit in stock option expenses resulted from the retirement of unvested performance based stock options, previously granted to Anthony Cherichella, our former CFO, upon his resignation in April 2008, which resulted in the reversal of previously recognized expenses related to such options.  Without giving effect to the non-cash (credit) or charge, general and administrative expenses would have totaled $1.1 million for the three months ended June 30, 2008, compared to $1.9 million for the comparable period in 2007, a decrease of $0.8 million or 40.2%.  The decrease is primarily attributable to $0.5 million in reduced legal and consulting costs and $0.2 in reduced personnel costs, which include salary, benefits and severance, consistent with management’s strategy to reduce operating expenses.

Sales and marketing

Sales and marketing expenses were $0.2 million for the three months ended June 30, 2008, compared to $1.5 million for the three months ended June 30, 2008, a decrease of 87.4% or $1.3 million.  The decrease in sales and marketing expenses is primarily due to the marked decrease in sales and marketing activities resulting from the de-emphasis of the LidoSite product at the end of 2007.  For the three months ended June 30, 2007, we incurred approximately $1.5 million of expenses initiating our own internal sales and marketing team, hiring a senior vice president for sales and marketing and marketing materials for the Lidosite product launch.

Facilities realignment and impairment of fixed assets

Expenses for facilities realignment and impairment of fixed assets were $0.04 million for the three months ended June 30, 2008.  There were no such expenses for the three months ended June 30, 2007.  Due to the de-emphasis of the LidoSite product, we have impaired assets for the three months ended June 30, 2008.  We have accordingly recognized additional accretion costs related to the impairment of assets of $0.04 million in facilities realignment costs in the condensed consolidated statement of operations for the three months ended June 30, 2008.

Registration rights penalty

The registration rights penalty for failure to register common stock issued totaled $0.1 million for each of the three months ended June 30, 2008 and 2007. In connection with our private placement transactions in September 2004, we filed a registration statement with the SEC relating to the resale of shares of our common stock.  Since the SEC did not declare that registration statement effective by February 25, 2005, we are obligated to pay a registration rights penalty to certain stockholders. The registration statement was declared effective on May 12, 2005, resulting in a cumulative obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition and ability to remain in business. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable, and there is no cap on the amount of interest to be so accrued.

Interest (income) expense, net

Interest (income) expense, net, was $0.5 million in the three-month period ended June 30, 2008, compared to $1.3 million in the comparable period in the prior year, a decrease of 66.2%, or $0.9 million.  Third party interest expense totaled $0.1 million in the three-month period ended June 30, 2008 as compared to $0.5 million for the comparable period in 2007.  Interest expense to related parties totaled $0.4 million in the three-month period ended June 30, 2008 as compared to $0.9 million for the comparable period in 2007.  Interest income, included in interest expense, net, was $0.01 million for the three month period ended June 30, 2008 as compared to $0.05 million for the three month period ended June 30, 2007.

During three-month periods ended June 30, 2008 and 2007, interest expense consisted of the following:

	Three Months Ended June 30,
	2008	2007
Non-cash interest expense:
Amortization of warrants issued with debt	$-	$5,337
Warrants issued for Working Capital Facility extension	-	523,363
Beneficial conversion feature	60,990	57,447
Other	-	320,625
Total non-cash interest expense	60,990	906,772
Coupon and other interest	249,607	326,850
Interest on Series B convertible redeemable preferred stock	150,000	150,000
Total interest expense	$460,597	$1,383,622

Revaluation of warrant liability

In connection with the November 2006 Financing, the December 2006 Financings and the 2007 Financings, we determined that approximately 1.6 million common shares reserved for issuance under the warrants were in excess of authorized shares on a fully diluted basis (the “excess warrants”).  This required us to record the fair value of the warrants as a liability at each period.  Accordingly, we recorded revaluation of warrant liability expense of $5.0 million in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2007.  We amended our certificate of incorporation on May 2, 2007 to increase the amount of authorized shares of common stock to 13,333,333 shares to permit the exercise of the excess warrants and accordingly, such liability was reclassified to equity.

Comparison of the Six Month Periods Ended June 30, 2008 and 2007

Revenues

Revenues were $1.9 million for the six months ended June 30, 2008, compared to $1.8 million for the comparable period in 2007, an increase of 5.5% or $0.1 million. Our revenues for the six-month period ended June 30, 2008 and 2007 were primarily derived from reimbursement of product development costs with Ferring. Sales of our Lidosite product have not been significant, and the marketing of the product has been de-emphasized.

Revenues from the development and marketing agreement with Ferring were $1.6 million for the six months ended June 30, 2008, compared to $1.7 million for the comparable period in 2007, a decrease of (6.9)% or $0.1 million. This decrease is primarily attributable to reduced patch development and wear studies cost reimbursements offset by additional process development cost reimbursements for the six months ended June 30, 2008 when compared to the six months ended June 30, 2007.

Other revenue was $0.27 million for the three months ended June 30, 2008, compared to $0.06 million for the comparable period in 2007, an increase of 330.9% or $0.2 million.  This increase in primarily attributable to recognition of deferred revenue upon the cancellation of contract with B. Braun, which resulted in approximately $0.2 million of additional revenue for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Cost of sales

There were costs of sales for the six months ended June 30, 2008 of $0.1 million, compared to de minimis costs of sales for the comparable period in 2007.  The reason for the increase is that there was almost no product sold in the first six months of 2007, so no appreciable costs of sales were incurred; however, there was product sold in the first six months of 2008, with an attendant cost.  Additionally, we recorded an adjustment to our valuation allowance for excess and obsolete inventory of $0.1 million in the first quarter of 2008.

Research and development

Research and development expenses were $3.4 million for the six months ended June 30, 2008, compared to $4.2 million for the comparable period in 2007, a decrease of 19.4% or $0.8 million. The decrease is primarily attributable to $0.7 million in reduced allocable management fees due to cost reduction initiatives implemented in the first quarter of 2008.

General and administrative

General and administrative expenses totaled $(2.1 million) for the six months ended June 30, 2008, compared to $4.5 million for the comparable period in 2007, a decrease of 146.8% or $6.6 million.  The primary reason for the decrease is due to the impact of SFAS No. 123R, which requires us to measure the fair value of all employee share-based payments that value as an operating expense.  General and administrative expenses for the six months ended June 30, 2008 and 2007 includes a non-cash (credit) or charge of $(4.8) and $1.2 million, respectively, related to the issuance of stock options to employees and consultants.  Approximately, $5.4 million of the credit in stock option expenses resulted from the retirement of unvested performance based stock options, previously granted to Tim McIntyre, our former CEO, upon his resignation on March 21, 2008 and Anthony Cherichella, our former CFO, upon his resignation on April 18, 2008, which resulted in the reversal of previously recognized expenses related to such options.  Without giving effect to the non-cash (credit) or charge, general and administrative expenses would have totaled $2.7 million for the six months ended June 30, 2008, compared to $3.3 million for the comparable period in 2007, a decrease of $0.6 million or 16.5%.   The decrease is primarily attributable to $0.5 million in reduced legal and consulting costs, consistent with management’s strategy to reduce operating expenses.

Sales and marketing

Sales and marketing expenses were $0.4 million for the six months ended June 30, 2008, compared to $1.8 million for the six months ended June 30, 2007, a decrease of $1.4 million or 79.7%.  The decrease in sales and marketing expenses is primarily due to the marked decrease in sales and marketing activities resulting from the de-emphasis of the LidoSite product at the end of 2007.  For the second quarter ended June 30, 2007, we incurred approximately $1.5 million of expenses initiating our own internal sales and marketing team, hiring a senior vice president for sales and marketing and marketing materials for the Lidosite product launch.

Facilities realignment and impairment of fixed assets

Expenses for facilities realignment and impairment of fixed assets were $2.5 million for the six months ended June 30, 2008.  There were no such expenses for the six months ended June 30, 2007.  Due to the de-emphasis of the LidoSite product, we do not expect to have the need for the facility at 17-01 Pollitt Drive, so during the first quarter of 2008, we have consolidated all operations (including offices) in the 13-01 Pollitt Drive facility and are approaching the landlord to seek an early lease termination, as well as securing a broker to assist us in securing a subtenant for this space.  We have accordingly recognized the present value of future lease costs of $2.4 million and impairment of fixed assets of $0.1 million in facilities realignment costs in the condensed consolidated statement of operations for the six months ended June 30, 2008.

Registration rights penalty

The registration rights penalty for failure to register common stock issued totaled $0.1 million for each of the six months ended June 30, 2008 and 2007. In connection with our private placement transactions in September 2004, we filed a registration statement with the SEC relating to the resale of shares of our common stock.  Since the SEC did not declare that registration statement effective by February 25, 2005, we are obligated to pay a registration rights penalty to certain stockholders. The registration statement was declared effective on May 12, 2005, resulting in a cumulative obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition and ability to remain in business. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable, and there is no cap on the amount of interest to be so accrued.

Interest (income) expense, net

Interest (income) expense, net, was $0.9 million in the six-month period ended June 30, 2008, compared to $2.7 million in the comparable period in the prior year, a decrease of 67.5%, or $1.8 million.  Third party interest expense totaled $0.1 million in the six-month period ended June 30, 2008 as compared to $1.5 million for the comparable period in 2007.  Interest expense to related parties totaled $0.8 million in the six-month period ended June 30, 2008 as compared to $1.4 million for the comparable period in 2007.  Interest income, included in interest expense, net, was $0.03 million for the six month period ended June 30, 2008 and $0.07 for the six month period ended June 30, 2007.

During six-month periods ended June 30, 2008 and 2007, interest expense consisted of the following:

	Six Months Ended June 30,
	2008	2007
Non-cash interest expense:
Amortization of warrants issued with debt	$-	$764,333
Offering Costs amortization	-	11,404
Warrants issued for Working Capital Facility extension	-	757,663
Beneficial conversion feature	121,075	114,041
Other	-	320,625
Total non-cash interest expense	121,075	1,968,066
Coupon and other interest	501,184	547,401
Interest on Series B convertible redeemable preferred stock	300,000	300,000
Total interest expense	$922,259	$2,815,467

Revaluation of warrant liability

In connection with the November 2006 Financing, the December 2006 Financings and the 2007 Financings, we determined that approximately 1.6 million common shares reserved for issuance under the warrants were in excess of authorized shares on a fully diluted basis (the “excess warrants”).  This required us to record the fair value of the warrants as a liability at each period.  Accordingly, we recorded revaluation of warrant liability expense of $10.3 million in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2007.  We amended our certificate of incorporation on May 2, 2007 to increase the amount of authorized shares of common stock to 13,333,333 shares to permit the exercise of the excess warrants and accordingly, such liability was reclassified to equity.

Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern; however, at our current and planned rate of spending, we believe that our cash and cash equivalents of $0.5 million, as of June 30, 2008 are not sufficient to allow us to continue operations after October 31, 2008 without immediate additional funding. No assurance can be given that we will be successful in arranging additional financing needed to continue the execution of our business plan, which includes the development of new products. Failure to obtain immediate financing may require management to further substantially curtail operations, which may result in a material adverse effect on our financial position and results of operations. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern.

On June 30, 2008, our cash position was $0.5 million, and we had a working capital deficit of $16.2 million. There is substantial doubt about our ability to continue as a going concern.  During the first six months of 2008, we raised a total of $3.6 million.  As of February 7, 2008, we raised a total of $1.8 million in a private placement pursuant to which we issued to investors a total of 600,000 shares of common stock at a purchase price of $3.00 per share.  The investors were issued warrants to purchase our common stock in the amount of two times the number of shares purchased, or 1,200,000 total warrants.  On February 1, 2008, we temporarily reduced the exercise price of all of our issued and outstanding warrants to $3.00.  On February 28, 2008, the total number of warrants exercised under this temporary reduction in exercise price was 611,895 resulting in gross proceeds of $1.8 million.  There were no additional equity raises or funds borrowed during the first six months of 2008; however, we raised $2.5 million through a loan from Ferring Pharmaceuticals in July 2008, which is intended to provide working capital through October 2008.

Cash flows from operating activities

For the six-month period ended June 30, 2008, we used $4.9 million of cash in operating activities, as compared to $9.8 million of net cash used in operating activities in the comparable period in the prior year, a decrease of $4.9 million, or 50.4%.

During the six-month period ended June 30, 2008, we had a net loss of $3.4 million increased by approximately $1.7 million of non-cash items and partially offset by a decrease of $0.2 million in operating assets and liabilities resulting in net cash used in operating activities of $4.9 million.  During the six-month period ended June 30, 2007, we had a net loss of $22.0 million partially offset by approximately $14.1 million of non-cash items and a $1.9 million decrease in operating assets and liabilities resulting in net cash used in operating activities of $9.8 million.

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

Cash flows from investing activities

For the six-month period ended June 30, 2008, net cash used in investing activities was de minimis as we significantly reduced variable spending related to LidoSite and capital expenditures.  For the six-month period ended June 30, 2007, purchases of equipment of approximately $0.1 million were offset by an increase in restricted cash of $0.05 million.

Cash flows from financing activities

For the six-month period ended June 30, 2008, net cash provided by financing activities was $3.6 million, as compared to $8.7 million of net cash in financing activities in the comparable period in the prior year, a decrease of $5.1 million, or 58.4%. During the six-month period ended June 30, 2008 we raised $1.8 million in net proceeds from private placements of common stock and $1.8 million in net proceeds from the exercise of warrants.  During six-month period ended June 30, 2007 we raised $8.0 million in net proceeds from private placements of common stock and warrants and borrowed $0.4 million from a related party by issuance of a secured promissory note, which were partially offset by a repayment of capital lease obligations and other activities in the amount of $0.1 million.

Until we are able to generate sufficient revenues through sales of our products, we will be largely dependent upon financing activities to cover our operating costs.  Until there is a sufficient amount of sales and marketing activity to accurately gauge market demand for our products and to accurately track costs of sales, it is not possible to predict when, if at all, revenues from product sales will be sufficient to cover operating and other costs.

Financing History 2008 and 2007

Working Capital Facility

On February 23, 2007, STSG loaned us an additional $0.4 million in aggregate principal amount in the form of a senior secured promissory note subject to the terms of its Working Capital Facility with STSG, which was originally put into place in September 2004.   In August 2007, we entered into an agreement with STSG to extend the maturity date of the Working Capital Facility to June 1, 2009.  As of June 30, 2008 and December 31, 2007, the principal amount of $2.9 million was outstanding under this facility.

2007 Private Placements

During the year ended December 31, 2007, we raised $9.1 million pursuant to which we issued to investors a total of 807,378 shares of common stock at $11.25 per share.  In connection with this financing, we paid finders fees to Wolverine and to STVI, in the amount of $0.9 million and $0.04 million, respectively, representing 10% of the gross proceeds raised.  In addition, we issued to Wolverine International Holdings Ltd. (“Wolverine”) and Spencer Trask Ventures, Inc. (“STVI”) a related-person of STSG, a principal stockholder, warrants to purchase up to 77,444 and 3,294 shares of our common stock, respectively, representing 10% of the common stock issued to investors. Each warrant may be exercised for five years from the date of issuance to purchases shares of common stock for $11.25 per share. The transaction calls for filing of a registration statement to cover the resale of the common stock and the amount of common shares underlying the warrants issued to Wolverine and STVI pursuant to their agreements with the Company. Net proceeds were $8.0 million, with finder’s fees and other legal costs of $1.1 million recorded as a reduction of equity as a cost of the transaction.

During the same period, we also raised $13.8 million pursuant to which we issued to investors a total of 613,111 shares of common stock at a purchase price of $22.50 per share. The subscribers were also issued warrants to purchase our common stock in the amount of the number of shares purchased. Those investor warrants bear a three year term and have an exercise price of $45.00 per share, and contain a mandatory exercise provision at our election should the market price of our common stock be at least $60.00 for 20 consecutive trading days. In connection with this financing, we paid a finder’s fee to Ramp International, Inc. (“Ramp”), as assignee from Wolverine, in the amount of $1.4 million, representing 10% of the gross proceeds raised. In addition, we issued to Ramp, warrants to purchase up to 61,311 shares of our common stock, respectively, representing 10% of the common stock issued to investors. Each warrant may be exercised for five years from the date of issuance to purchase shares of common stock for $45.00 per share. Net proceeds were $12.4 million, with finder’s fees and other legal costs of $1.4 million recorded as a reduction of equity as a cost of the transaction.

February 2008 Private Placement

In February of 2008, we raised a total of $1.8 million in a private placement pursuant to which we issued to investors a total of 600,000 shares of common stock at a purchase price of $3.00 per share (“February 2008 Financing”).  The investors were issued warrants to purchase our common stock in the amount of two times the number of shares purchased, or 1,200,000 total warrants.  Those investor warrants bear a five year term and have an exercise price of $3.00 per share, and contain a mandatory exercise provision at our election should the market price of our common stock be at least $4.50 for 20 consecutive trading days.  In connection with the February 2008 Financing, we paid a finders fee to Ramp in the amount of $0.2 million, representing 10% of the gross proceeds raised.  Ramp reinvested its cash fee in the February 2008 Financing and received 60,000 shares of common stock and 120,000 warrants.  In addition, we issued to Ramp warrants to purchase up to 60,000 shares of our common stock, respectively, representing 10% of the common stock to be issued to investors.  All warrants issued to Ramp contain terms identical to the terms of the warrants issued to the investors in the February 2008 Financing.  Net proceeds (after reinvestment of the cash finder’s fee) were $1.8 million, with no legal or other professional fees attributed thereto as offering costs.

Funds Raised Pursuant to Temporary Reduction in Exercise Price of Warrants Issued by the Company

On February 1, 2008, we temporarily reduced the exercise price of all of its issued and outstanding warrants to $3.00.  As of February 1, 2008, we had 3,864,944 warrants issued and outstanding.  On February 28, 2008, the total number of warrants exercised under this temporary reduction in exercise price was 611,895 resulting in net proceeds to us of $1.8 million.  All shares issued as a result of these warrant exercises are unregistered, restricted shares of our common stock.  Thus, as of February 28, 2008, 3,253,052 of the remaining warrants eligible for conversion remained issued and outstanding and reverted to their original terms.

$2.5 Million Loan from Ferring Pharmaceuticals

Effective July 9, 2008, Ferring Pharmaceuticals, Inc. (“Ferring”) advanced a $2.5 million payment which would otherwise be due to us from Ferring should Ferring elect to proceed with Phase II Clinical Trials (“Phase II”) as described in Section 5.04 of the License and Development Agreement dated as of September 27, 2004 (as heretofore amended, the “License Agreement”) between Ferring and us.  The $2.5 million was advanced in the form of a loan, and we issued a $2.5 million principal amount secured note (“Note”) to Ferring.  The Note bears interest at the rate of 10% per annum with a 12% per annum default interest rate.  Interest accrues during the term of the Note and is payable in full at maturity.  If Ferring elects to proceed with Phase II, the principal amount of the Note shall be paid off through application of the Phase II payment which would otherwise be due to us under the License Agreement; however, the term of the Note is two years if Ferring does not proceed with Phase II pursuant to the License Agreement.  Pursuant to a Security Agreement entered into a July 9, 2008 between us and Ferring, our obligations under the Note are secured by a first lien on its PMK -300 machinery (to be utilized in production of patches for its infertility product being developed in conjunction with Ferring (“Product”)) manufactured by Harro Hofliger for us.

Cash Position

See “Liquidity” under “Management’s Discussion and Analysis” for information on our cash position.

Accrued Registration Rights

In connection with the September 2004 Private Placement and the December 2004 Notes, we filed a registration statement with the SEC relating to the resale of shares of our common stock.  Since that registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continues, an amount equal to 2% of such purchase price, until we have cured the delay, with an overall cap on such registration rights penalty, or liquidated damages, of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition.  In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable.  We have not yet paid such amount and interest continues to accrue. Interest expense, included in registration rights penalty in the accompanying condensed consolidated statements of operations, was approximately $0.1 million for each of the six months periods ended June 30, 2008 and 2007.  As of June 30, 2008, we accrued approximately $2.3 million for this penalty.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with capital and operating leases, manufacturing equipment, and employee agreements as set forth in the table below:

	Payments due by Period as of June 30, 2008
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$3,679,346	$683,049	$1,450,196	$873,981	$672,120
Continuous motion patch machine	205,419	205,419	-	-	-
Capital lease obligations	5,814	5,814	-	-	-
Insurance financings	19,344	19,344	-	-	-
Debt obligations	8,691,550	8,691,550	-	-	-
Advisory consulting agreement	390,000	180,000	210,000	-	-
Total	$12,991,473	$9,785,176	$1,660,196	$873,981	$672,120

Effective as of September 28, 2004, the holders of Vyteris Holdings Series B convertible redeemable preferred stock were entitled to receive an annual cash dividend of 8% of the then applicable redemption price, as defined, out of funds legally available, payable quarterly. The dividends with respect to Vyteris Holdings Series B convertible redeemable preferred stock are cumulative, whether or not earned or declared and shall be paid quarterly in arrears. We expect to accrue dividends of $0.6 million per year until redemption begins. Interest accrued was $0.2 million for the three-month periods ended June 30, 2008 and 2007 and $0.3 million for the six-month periods ended June 30, 2008 and 2007.

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

We are required to pay Becton Dickinson a royalty in respect of sales of each iontophoresis product stemming from intellectual property received by us from Becton Dickinson as part of our formation.  For each such product, on a country-by-country basis, that obligation continues for the later of 10 years after the date of the first commercial sale of such product in a country and the date of the original expiration of the last-to-expire patent related to such product granted in such country.  The royalty, which is to be calculated semi-annually, will be equal to the greater of 5% of all direct revenues, as defined below, or 20% of all royalty revenues, with respect to the worldwide sales on a product-by-product basis.  No royalties will be earned by Becton Dickinson prior to November 10, 2005.  “Direct revenues” are the gross revenues actually received by us from the commercial sale of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges or certain other expenses.  “Royalty revenues” are the gross revenues actually received by us from any licensing or other fees directly relating to the licensing of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges and certain other expenses. Total accrued royalty in the condensed consolidated balance as of June 30, 2008 was insignificant.

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

ITEM 4T. CONTROLS AND PROCEDURES

A.    Disclosure

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and our Principal Accounting Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective.

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

The Special Assessment Committee, formed as a result of the Company's Board of Director's meeting with its independent auditor on February 13, 2008, undertook an analysis of the services provided by Monumed, including retention of a third party firm to assess the value of the services provided. Taking into account the results of the firm’s analysis, the Company believes that the fees charged exceeded the value of services provided.  Given these findings, the Company’s Board of Directors, based upon the recommendation of the Special Assessment Committee, intends to assess and undertake appropriate means of addressing this matter.  The Company has not yet reflected any change to its financial statements as a result of this analysis, as any recovery is not yet determinable.

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

As of June 30, 2008, our cash and cash equivalents amounted to $0.5 million. Without any substantial revenues, we have been dependent upon more than $24.9 million in net cash provided by financing activities, since January 1, 2007 to remain in business.  As of June 30, 2008, our current liabilities exceeded our current assets by approximately $16.2 million.  If we do not continue to raise capital until we generate sufficient revenue to cover this working capital deficit, we will be required to discontinue or substantially modify our business.  These factors raise substantial doubt about our ability to continue as a going concern.  The report of the independent registered public accounting firm relating to the audit of our consolidated financial statements for the year ended December 31, 2007 contains an explanatory paragraph expressing uncertainty regarding our ability to continue as a going concern because of our operating losses and our need for additional capital. Such explanatory paragraph could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any future financing that we may obtain.

We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability.

From November 2000 through June 30, 2008, we incurred net losses in excess of $175.8 million, as we had been engaged primarily in clinical testing and development activities. We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur significant losses for the foreseeable future and to finance our operations through sales of securities and incurrence of indebtedness.

We have a substantial amount of indebtedness owed  which becomes due on December 1, 2008, and we may not have the capital to repay the principal amount due.

$5.4 million principal amount of indebtedness becomes due and payable in full on or about December 1, 2008 and $2.9 million principal amount of indebtedness (collectively, “Notes”) becomes due and payable in full on June 1, 2009.  If extensions are not obtained, we will be required to repay the principal balance of such indebtedness plus any accrued and unpaid interest thereon on the respective due dates.  If payment in full is not timely made or an extension obtained in either or both cases, the failure to pay may trigger acceleration of our other indebtedness, which is secured by our assets.  The lenders of such secured indebtedness could exercise their rights against our assets and could cause foreclosure of our assets.  Therefore, we must either raise sufficient capital to pay all amounts due with respect to the Notes or obtain extensions.  There can be no assurances that we will be able to either (i) raise sufficient capital; or (ii) obtain an extension of the maturity date of such Notes.  Failure to do so could result in cessation of our business due to foreclosure on its assets.

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

Our agreement with Ferring Pharmaceuticals, Inc. (“Ferring”), under which we are developing a drug delivery product for female infertility, enables Ferring to terminate our relationship on short notice. This agreement was our principal source of revenues during 2006, 2007 and the first six months of 2008. Any reduction in our revenues will produce further need for capital infusions, which may not be available to us.

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

You should consider the risks and uncertainties that a company with limited financial resources, such as Vyteris, faces in the rapidly evolving market for drug delivery technologies. In particular, you should consider that we have not proven that we will be able to:

•	raise significant additional capital in the public or private markets;
•	obtain the regulatory approvals necessary to commence selling drug delivery systems that we may develop in the future;
•	manufacture products in a manner that enables us to be profitable or meets regulatory, strategic partner or customer requirements;
•	attract, retain and manage a qualified, diverse staff of engineers and scientists;
•	develop the relationships with strategic partners and key vendors that are necessary to our ability to exploit the processes and technologies that we develop;

•	effectively manage our operations;
•	develop new products and drug delivery processes and new applications for our drug delivery technology; and
•	respond effectively to competitive pressures.

If we cannot accomplish all or even some of these goals, our business is not likely to succeed.

We cannot expect that we will be able to derive material revenues from the sale of products in the near future.

While we have commenced development of other products and believe that our technology can and should be pursued with respect to several applications that could result in commercially viable products, the process of developing drug delivery products to the point of commercial sales takes significant time and requires a substantial commitment of financial and other resources that may not be available to us for regulatory approval. We cannot assure investors that we will have the financial resources necessary to bring future products to market or that developments in our industry will not preclude us from expanding our product line beyond LidoSite, a product that has been de-emphasized. If we are unable to bring additional products to market, our entire business would be at risk in the event that market or competitive conditions threatened the viability of our existing product, thereby increasing the risk of a business interruption or discontinuation.

We may not be able to obtain FDA or foreign regulatory approval for our products in a timely manner, or at all, which could have a material adverse effect on our ability to sell and market our products.

Drug formulations and related delivery systems that we may develop in the future cannot be sold in the United States until the FDA approves such products for medical use. Similar foreign regulatory approvals will be needed in order to sell any new drug formulations and related drug delivery systems outside of the U.S. We may not be able to obtain FDA or foreign regulatory approval for our products in a timely manner, or at all. Delays in obtaining FDA or foreign approvals for our products could result in substantial additional costs to us, and, therefore, could adversely affect our ability to compete with other drug delivery companies. If we do not obtain such approvals at all, our revenues may be insufficient to support continuing operations.

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

Any significant price increase, interruption of supply, our inability to secure an alternate source or our inability to qualify a substitute material could have a material adverse effect on our ability to manufacture our products or maintain regulatory approval.

We have limited experience in manufacturing drug delivery systems for commercial resale and may be unable to manufacture our products for commercial sale on a profitable or reliable basis.

As an organization we have had limited experience in manufacturing drug delivery systems for commercial sale. We must increase our production capabilities significantly beyond our present manufacturing capacity, which has been focused on producing small quantities of our products, and incur significant capital expense in order to be able to produce our products in commercial volumes in a cost effective manner. The equipment and machinery that we use to manufacture the drug and patches for our products are expensive and custom-built, and have never been used in the large-scale production of pre-filled drug delivery patches.

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

Research and development, clinical testing and obtaining regulatory approvals for new drug delivery systems takes a significant amount of time and requires significant investment in skilled engineering and scientific personnel and in expensive equipment. Furthermore, manufacturing our products requires expensive, custom-built machinery. We have made these investments, and intend to continue to make such investments, for our products based on internal projections of the potential market for that system and of our potential profit margins on sales of that system. If those projections are inaccurate, we may not be able to obtain an acceptable return on our investment in the development of our products. If our projections of the prospects of new products are inaccurate, we may make investments in the development, testing and approval of those products that may result in unsatisfactory returns.

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

In order to enhance our platform technology, strengthen our intellectual property portfolio and expand our overall market opportunity, we may seek to acquire or license rights to additional drug delivery technologies or reformulations of FDA-approved drugs that complement our core drug delivery platform. We may not be able to acquire or license such other technologies or drug reformulations on terms that are acceptable to us, if at all. Further, efforts to identify such technologies and attempts to negotiate the terms of such acquisitions or licenses may divert the attention of our management away from the internal development of new applications for our existing technology and from the operation of our business.

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

We have recently announced that we have redirected our business towards peptide delivery and as a result we do not expect to commercialize any products for the next 24-36 months

We have announced that we will be de-emphasizing our efforts away from our only commercially available product, LidoSite.  As a result, our future efforts will be dependent upon the successful development of new products with new and existing partners. There are no assurances that we will be successful in continuing the development of new products.  In addition, if any of these new products is not approved in a timely manner or does not gain market acceptance, it will adversely affect our business, financial condition, results of operations and future prospects.

Sales of a significant number of shares of our common stock, warrants or the exercise of stock options could depress the market price of our stock.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market or the perception that substantial sales could occur. These sales also might make it difficult for us to sell equity securities in the future at a time when, and at a price which, we deem appropriate.

As of June 30, 2008, we had stock options to purchase 342,997 shares of our common stock outstanding, of which options to purchase 214,572 shares were exercisable. Also outstanding as of the same date were warrants exercisable for 4,686,386 shares of common stock.  There are also 500,000 shares of preferred stock which are convertible into Common Stock on a one for one basis.  Exercise of any outstanding stock options or warrants could harm the market price of our common stock.

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

As a result of our recent 1:15 reverse stock split, the market for our Common Stock has been very limited and our Common Stock may continue to be difficult to sell, as well as exhibit increased price volatility, as a result of this limited market.

On June 17, 2008, we effected a 1:15 reverse split of our common stock and as a result, every fifteen shares of our common stock was combined into one share of common stock.  Since the reverse stock split, we have experienced a disproportionately large decrease in the trading volume of our common stock on the Over the Counter Bulletin Board, which exceeds the mathematical decrease which would have occurred due to the 1:15 reverse stock split (i.e.:  the volume decreased by more than a factor of 15).  This decrease in volume has further limited the trading market for our common stock, thus making it more difficult to sell our common stock on the open market.  Also, since the reverse stock split, our stock price has been fairly volatile, the wide spread between our bid and sale price increases stock price volatility and may present further barriers to the ability to sell our common stock.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of the assessment by our independent registered public accountants.  This requirement for management’s assessment of our internal control over financial reporting for our annual report for fiscal 2008 and the requirement for our auditor’s attestation may first apply to our annual report for fiscal 2009.  The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting.  In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of the assessment by our independent registered public accountants.  If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.  We expect to incur additional accounting related expenses associated with compliance with Section 404.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

February 2008 Private Placement

In February of 2008, we raised a total of $1.8 million in a private placement pursuant to which we issued to investors a total of 600,000 shares of common stock at a purchase price of $3.00 per share (“February 2008 Financing”).  The investors were issued warrants to purchase our common stock in the amount of two times the number of shares purchased, or 1,200,000 total warrants.  Those investor warrants bear a five year term and have an exercise price of $3.00 per share, and contain a mandatory exercise provision at our election should the market price of our common stock be at least $4.50 for 20 consecutive trading days.  In connection with the February 2008 Financing, we paid a finders fee to Ramp in the amount of $180,000, representing 10% of the gross proceeds raised.  Ramp reinvested its cash fee in the February 2008 Financing and received 60,000 shares of common stock and 120,000 warrants, which were issued in addition to the 600,000 shares of common stock and 1,200,000 warrants issued to the investors.  In addition, we issued to  Ramp warrants to purchase up to 60,000 shares of our common stock, respectively, representing 10% of the common stock to be issued to investors.  All warrants issued to Ramp contain terms identical to the terms of the warrants issued to the investors in the February 2008 Financing.  Net proceeds (after reinvestment of the cash finders fee) were $1.8 million, with no legal or other professional fees attributed thereto as offering costs.

Funds Raised Pursuant to Temporary Reduction in Exercise Price of Warrants Issued

On February 1, 2008, we temporarily reduced the exercise price of all of our issued and outstanding warrants to $3.00 and sent notification to all of our warrantholders to that effect.  As of February 1, 2008, we had 3,864,947 warrants issued and outstanding.  On February 28, 2008, the total number of warrants exercised pursuant to the temporary reduction was 611,895 resulting in net proceeds to us of $1.8 million.  All shares issued as a result of these warrant exercises are unregistered, restricted shares of our common stock.  Thus, as of February 28, 2008, 3,253,052 of the remaining warrants eligible for conversion remained issued and outstanding and reverted to their original terms.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 11, 2008, we held our Annual Meeting of Shareholders. The Inspector of Elections reported that the number of shares outstanding as of the record date, April 16, 2008, and present at the meeting was as follows:

	Outstanding	Present at Meeting

Common Stock	7,197,288	3,887,393
Class B Convertible Preferred Stock	500,000	333,334
Total:	7,697,288	4,220,727

All six of our directors were reelected as follows:

Name	For	Against	Abstain

John Burrows	3,874,892	-	12,501
Arthur Courbanou	3,874,892	-	12,501
David DiGiacinto	3,870,322	-	17,072
Donald F. Farley	3,870,322	-	17,072
Susan Guerin	3,875,026	-	12,368
Russell O. Potts	3,874,892	-	12,501

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Item 6(a)	Exhibits

10.142	Letter Agreement between Ferring Pharmaceuticals, Inc. and Vyteris, Inc., dated July 8, 2008.

10.143	$2,500,000 Principal Amount Secured Note, executed by Vyteris, Inc. in favor of Ferring Pharmaceuticals, Inc., dated July 8, 2008.

10.144	$50,000 Principal Amount Secured Note, executed by Vyteris, Inc. in favor of Ferring Pharmaceuticals, Inc., dated July 8, 2008.

10.145	Security Agreement, between Vyteris, Inc. and Ferring Pharmaceuticals, Inc., dated July 8, 2008.

10.146	Certificate of Change of Vyteris, Inc., filed with the Nevada Secretary of State on May 6, 2008.

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vyteris, Inc.

Date: August 8, 2008	/s/ Donald Farley
Donald Farley
Principal Executive Officer

EXHIBIT INDEX

Item No.	Description

10.142	Letter Agreement between Ferring Pharmaceuticals, Inc. and Vyteris, Inc., dated July 8, 2008.

10.143	$2,500,000 Principal Amount Secured Note, executed by Vyteris, Inc. in favor of Ferring Pharmaceuticals, Inc., dated July 8, 2008.

10.144	$50,000 Principal Amount Secured Note, executed by Vyteris, Inc. in favor of Ferring Pharmaceuticals, Inc., dated July 8, 2008.

10.145	Security Agreement, between Vyteris, Inc. and Ferring Pharmaceuticals, Inc., dated July 8, 2008.

10.146	Certificate of Change of Vyteris, Inc., filed with the Nevada Secretary of State on May 6, 2008.

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.