Form 10-Q
period 2008-09-30
Vyteris Holdings (Nevada), Inc.
filed 2008-11-10
CIK 1139950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

CLASS	OUTSTANDING AT NOVEMBER 6, 2008
Common stock, par value $.015 share	7,197,821

Transitional Small Business Disclosure Format (Check one):  ☐  Yes   ☒  No

VYTERIS, INC.

FORM 10-Q

Vyteris® and LidoSite® are our trademarks. All other trademarks, servicemarks or trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

ITEM 1. FINANCIAL STATEMENTS

VYTERIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$863,599	$1,716,671
Accounts receivable, net	358,809	7,257
Prepaid expenses and other	69,190	246,519
Restricted cash	222,442	50,428
Total current assets	1,514,040	2,020,875

Restricted cash, less current portion	-	240,000
Property and equipment, net	359,831	688,800
Other assets	276,026	276,026
TOTAL ASSETS	$2,149,897	$3,225,701

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Senior secured convertible promissory note	$-	$243,597
Subordinated convertible notes due to related party	-	5,366,550
Accounts payable	1,931,751	1,897,359
Accrued registration rights penalty	2,336,448	2,141,132
Interest payable and accrued expenses due to related party	2,605,268	1,821,519
Accrued expenses, deferred revenue and other	1,747,986	2,262,295
Total current liabilities	8,621,453	13,732,452

Working capital facility due to a related party	2,850,000	2,850,000
Subordinated convertible notes due to related party	5,366,550	-
Deferred revenue, less current portion	52,900	318,284

Senior secured convertible promissory note	2,550,000	-
Accrued facilities realignment costs, less current portion	2,162,314	-

Preferred stock, 3,333,333 shares authorized,
Series B convertible, mandatorily redeemable preferred stock; 500,000 shares issued and outstanding on September 30, 2008 and December 31, 2007; liquidation preference $9,900,000 and $9,450,000 at September 30, 2008 and December 31, 2007, respectively	9,900,000	9,450,000
Total liabilities	31,503,217	26,350,736

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, par value $.015 per share; 33,333,333 shares authorized, 7,197,802 and 5,925,771 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	107,961	88,881
Additional paid-in capital	148,659,401	149,152,702
Accumulated deficit	(178,120,682)	(172,366,618)
Total stockholders’ equity (deficit)	(29,353,320)	(23,125,035)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,149,897	$3,225,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Product sales	$3,956	$17,793	$15,466	$20,225
Product development fees	848,824	738,420,	2,435,007	2,441,828
Other revenue	24,295	31,170	292,884	93,509
Total revenues	877,075	787,383	2,743,357	2,555,562

Cost and expenses:
Cost of sales	396	101,519	103,170	102,519
Research and development	1,488,214	2,457,898	4,895,569	6,683,955
General and administrative	996,744	6,772,787	(1,114,280)	11,285,934
Sales and marketing	8,760	2,787,076	378,909	4,612,851
Non-cash warrant expense-financial consultants	81,592	17,115,000	81,592	17,115,000
Facilities realignment and impairment of fixed assets	40,438	-	2,510,648	-
Registration rights penalty	65,581	64,867	195,317	194,604

Total cost and expenses	2,681,725	29,299,147	7,050,925	39,994,863
Loss from operations	(1,804,650)	(28,511,764)	(4,307,568)	(37,439,301)

Interest (income) expense:
Interest income	(10,221)	(90,710)	(39,754)	(161,089)
Interest expense to related parties	393,839	374,881	1,176,214	1,814,719
Interest expense	170,153	395,618	310,036	1,771,248

Interest expense, net	553,771	679,789	1,446,496	3,424,878

Non-cash debt extinguishment	-	6,724,523	-	6,724,523
Non-cash modification of redeemable preferred stock terms	-	3,680,000	-	3,680,000
Revaluation of warrant liability	-	-	-	10,341,408
Total other expenses, net	-	10,404,523	-	20,745,931
Net loss	$(2,358,421)	$(39,596,076)	$(5,754,064)	$(61,610,110)

Net loss per common share:
Basic and diluted	$(0.33)	$(6.89)	$(0.83)	$(11.00)

Weighted average number of common shares:
Basic and diluted	7,197,821	5,743,267	6,974,426	5,601,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2007	5,925,771	$88,881	$149,152,702	$(172,366,618)	$(23,125,035)
Non-cash stock based compensation expense (credit), net	-	-	(4,375,496)	-	(4,375,496)
Issuance of common stock for capital raised, net	660,000	9,900	1,790,100	-	1,800,000
Exercise of warrants	611,895	9,178	1,826,505	-	1,835,683
Non-cash warrant expense – financial consultants	-	-	81,592	-	81,592
Issuance of warrants for services rendered	-	-	184,000	-	184,000
Adjustment to common stock related to reverse stock split	136	2	(2)	-	-
Net loss for the nine months ended September 30, 2008	-	-	-	(5,754,064)	(5,754,064)

Balance at September 30, 2008	7,197,802	$107,961	$148,659,401	$(178,120,682)	$(29,353,320)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,754,064)	$(61,610,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	225,451	272,856
Stock based compensation (credits) charges	(4,375,496)	5,808,341
Amortization of senior secured convertible debentures discount	-	753,659
Amortization of offering costs on senior secured convertible debentures	-	184,808
Amortization of discount on senior secured promissory note	231,403	-
Accrued registration rights penalty	195,317	194,604
Facilities realignment and impairment of fixed assets	2,510,648	-
Inventory reserves	94,890	77,715
Loss from revaluation of warrants issued in excess of authorized shares	-	10,341,408
Non-cash warrant expense - financial consultants	81,592	17,115,000
Non-cash debt extinguishment	-	6,724,523
Non-cash modification of redeemable preferred stock terms	-	3,680,000
Warrants issued for working capital facility	-	736,287
Issuance of warrants to advisor	-	596,625
Deferred revenue	(265,384)	(93,509)
Other	212,173	44,201
Change in operating assets and liabilities:		-
Accounts receivable	(351,552)	(686,105)
Inventory	(94,890)	(1,207,385)
Prepaid expenses and other assets	177,329	52,299
Accounts payable	34,392	(152,102)
Accrued expenses and other liabilities	(567,606)	(1,020,981)
Interest payable and accrued expenses to related parties	1,233,749	1,061,399
Accrued facilities realignment costs	(216,078)	-
Net cash used in operating activities	$(6,628,126)	$(17,126,467)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	9,800	-
Changes in restricted cash	67,986	57,411
Purchase of equipment	(4,695)	(176,921)
Net cash provided by (used in) by investing activities	73,091	(119,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placements of common stock	1,800,000	20,530,757
Net proceeds from exercise of warrants	1,835,683	-
Proceeds from senior secured convertible promissory note	2,550,000	-
Repayment of senior secured convertible promissory note	(475,000)	-
Proceeds from exercise of stock options	-	457,597
Proceeds from issuance of secured bridge note to related party	-	200,000
Repayment of secured bridge note to related party	-	(200,000)
Proceeds from issuance of secured promissory note to related party	-	350,000
Repayment of capital lease obligations and other	(8,720)	(79,390)
Net cash provided by financing activities	5,701,963	21,258,964

Net decrease in cash and cash equivalents	(853,072)	4,012,987
Cash and cash equivalents at beginning of the period	1,716,671	2,171,706
Cash and cash equivalents at end of the period	$863,599	$6,184,693

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,399	$165,592
Fair value of warrants issued in connection with private placement	4,554,000
Conversion of senior secured convertible debentures into common stock	-	963,707
Reclassification of warrant value to a liability due to insufficient authorized shares	-	19,344,776
Fair value of warrants issued to placement agents	207,000	15,154,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Organization and Basis of Presentation

Business

Vyteris, Inc. (formerly Vyteris Holdings (Nevada), Inc.), (the terms “Vyteris” and the “Company” refer to each of Vyteris, Inc., its subsidiary, Vyteris, Inc. (incorporated in the State of Delaware) and the consolidated company), has developed and produced the first FDA – approved electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to administer certain therapeutics either directly to the skin or into the bloodstream. In January 2005, Vyteris received approval from the United States Food and Drug Administration (“FDA”) for its manufacturing facility and processes for LidoSite. Vyteris holds over 68 U.S. patents relating to the delivery of drugs across the skin using a mild electric current and operates in one business segment. Due to the limited commercial success of LidoSite, the Company reassessed its business model in late December 2007. Consequently, the Company de-emphasized the LidoSite project and is actively pursuing peptide and small molecule opportunities through, among other things, drug development partnerships.

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

During the nine-month period ending September 30, 2008, the Company raised a total of $1.8 million in a private placement pursuant to which the Company issued to investors a total of 660,000 shares of common stock at a purchase price of $3.00 per share. In addition, on February 1, 2008, the Company temporarily reduced the exercise price of all of its issued and outstanding warrants to $3.00. On February 28, 2008, the total number of warrants exercised was 611,895 resulting in gross proceeds of $1.8 million (see Note 10). The Company also borrowed $2.5 million from Ferring Pharmaceuticals (“Ferring”) the Company’s collaborative partner (see Note 9). Net proceeds from these financings have not provided sufficient funds for the Company’s current operations. Subsequent financings will be required to fund the Company’s operations and pay debt service requirements. No assurance can be given that the Company will be successful in arranging the further financing needed to continue the execution of its business plan, which includes the development of new products. Failure to obtain such financing will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue in business as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. The condensed consolidated balance sheet as of December 31, 2007 has been derived from those audited consolidated financial statements. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

All significant intercompany balances and transactions have been eliminated in consolidation.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reverse Stock Split

On May 6, 2008, the Company filed a Certificate of Change with the Nevada Secretary of State which served to effect a 1-for-15 reverse split of the Company’s common stock. As a result of the reverse stock split, as of June 17, 2008, every fifteen shares of the Company’s common stock was combined into one share of common stock; and any fractional shares created by the reverse stock split were rounded up to the next nearest whole share. The reverse stock split affected all of the Company’s common stock, stock options, Series B Preferred Stock and warrants outstanding immediately prior to the effective date of the reverse stock split.  The reverse split reduced the number of shares of the Company’s common stock outstanding from approximately 107,959,312 shares to approximately 7,197,281 shares, and the number of authorized shares of common stock was reduced from 500,000,000 shares to 33,333,333 shares, and the par value was correspondingly increased to $.015 per share.

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

Restricted cash

As of September 30, 2008 and December 31, 2007, the Company had $0.2 million and $0.3 million, respectively, of restricted cash that guarantees issued letters of credit to support its lease agreement.

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

The Company’s current sole source of revenue is reimbursement of product development costs under its September 2004 product development agreement with Ferring. Although the Company has not experienced any delays in the receipt of this revenue, the Company is dependent on receipt of these reimbursements as its sole source of revenue.  Any delays or failure to receive reimbursements or changes in the Company’s collaborative agreement would cut off its sole source of revenue, thus making the Company solely dependent on receipt of investment and loan proceeds for its working capital needs.

On June 5, 2007, the Company entered into a sales and marketing agreement with Laboratory Corporation of America (“LabCorp”) to launch its LidoSite product in the physicians’ office market. The launch consumed substantial Company resources, and met with very limited success; therefore, the Company initiated a de-emphasis of the LidoSite product in December 2007.

The Company’s drug delivery technology consists of a patch that adheres to the skin and contains the medication and a small reusable battery-powered, wearable electronic dose controller that connects to the patch. The controller that was developed for LidoSite is a simple, single-pulse device initiated by the push of a button, which turns on the electric current for a ten-minute interval as it delivers the drug. Sophisticated control circuitry senses the skin’s electrical resistance and limits the amount of current that is delivered to a safe, comfortable level, thereby automatically adapting to a wide range of skin types and characteristics. The controller is designed to provide up to 99 applications of the LidoSite product. Certain defects relating to the reliability of the circuitry in the interconnect between the patch and controller need to be remedied and will  for additional re-design and tooling requirements.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Debt instruments, offering costs and the associated features and instruments contained therein

Deferred financing costs are amortized over the term of its associated debt instrument. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the debt instrument between the warrants and the debt based on their relative fair values in accordance with Accounting Principle Board No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value of the warrants issued to debt holders or placement agents are calculated utilizing the Black-Scholes option-pricing model. The Company amortizes the resultant discount or other features over the terms of the debt through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated. The Company’s debt instruments do not contain any embedded derivatives at September 30, 2008.

Recently issued accounting standards

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its condensed consolidated financial statements.

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

In June 2008, the FASB issued FASB Staff Position, Emerging Issues Task Force (“EITF”), EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents under Statement No. 128, Earnings Per Share. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents will be considered participating securities and will be included in the computation of earnings per share pursuant to the two-class method. The effective date of EITF 03-6-1 is for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those years. Early adoption is not permitted. Once effective, all prior period earnings per share data presented will be adjusted retrospectively. The Company is currently evaluating the potential impact, if any, the adoption of EITF 03-6-1 may have on its condensed consolidated financial statements.

3.  Restructuring

On January 31, 2008, the Company reduced its workforce by approximately 32 employees that were solely or partially dedicated to LidoSite. The Company further reduced its workforce by three employees on June 26, 2008. These reductions in force and reductions in variable spending related to LidoSite are intended to reduce the Company’s ongoing working capital needs and monthly cash burn while reallocating resources to both peptide product delivery and other development opportunities. The Company recorded approximately $0.2 million of severance related expenses, which are included in research and development, general and administrative and sales and marketing expenses in the condensed consolidated statement of operations during the nine months ended September 30, 2008. There were no unpaid severance costs as of September 30, 2008. See also Note 13, Note 15 and Note 17 for discussion of a former Company executive’s severance costs and lease abandonment costs.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  Inventories, net

Inventories consist of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)

Raw materials	$1,344,152	$1,319,026
Work in process	131,704	110,459
Finished goods	294,169	273,885
Inventory	1,770,025	1,703,370
Excess and obsolete inventories	(1,770,025)	(1,703,370)
Inventories, net	$-	$-

Inventories are stated at the lower of cost (first-in, first-out method) or market.

The Company assesses the valuation of its inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory and the lower of cost or market adjustment. Due to the de-emphasis of the LidoSite product, the Company is focusing its resources and efforts in other product development areas and accordingly inventory of approximately $0.1 million was written off as excess and obsolete during the nine months ended September 30, 2008.

5.  Property and Equipment, net

Property and equipment, net consist of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)

Manufacturing and laboratory equipment	$1,883,753	$1,883,753
Furniture and fixtures	156,543	326,672
Office equipment	363,140	402,008
Leasehold improvements	367,818	367,818
Software	205,212	202,376
	2,976,466	3,182,627
Less: Accumulated depreciation and amortization	(2,616,635))	(2,493,827)
Property and equipment, net	$359,831	$688,800

Depreciation and amortization expense, included in cost and expenses in the accompanying condensed consolidated statements of operations, was approximately $0.1 for each of the three months ended September 30, 2008 and 2007, and $0.2 million for the nine months ended September 30, 2008 and $0.3 million for the nine months ended September 30, 2007.

In March 2008, the Company recorded an impairment charge of approximately $0.1 million on furniture and fixtures due to the consolidation of office space (see Note 15), which is included in facilities realignment and impairment of fixed assets expense in the condensed consolidated statement of operations for the nine months ended September 30, 2008.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.    Working Capital Facility, due to a related party

In September 2004, the Spencer Trask Specialty Group, LLC or STSG, a related party, agreed to provide the Company with up to $5.0 million in working capital loans, as amended, in the form of 11.5% secured demand promissory notes (the “Working Capital Facility”). Pursuant to the terms of the Working Capital Facility, amounts drawn under the facility were to be repaid on or before November 15, 2005, however the repayment was not made. The Working Capital Facility is secured by a lien on all of the Company’s and its operating subsidiary’s assets, which was originally subordinate to the lien on those assets held by the lenders in the December 2006 Senior Secured Convertible Promissory Note (Note 9); however, in July 2008, the December 2006 Senior Secured Convertible Promissory Note was paid in full.

Through several amendments, STSG and the Company had agreed to the following: (a) the noteholders waived all covenant defaults resulting from inadequate collateral coverage until September 28, 2008, (b) the maturity dates under the Working Capital Facility until June 30, 2010, (c) on a monthly basis until May 31, 2007, the Company issued to the noteholders warrants to purchase 7,333 shares of the Company's common stock at an exercise price of $36 per share,  and (d) the lenders shall have the option to convert the outstanding principal amount of the Working Capital Facility into Company common stock at a price of $22.50 per share.  See Note 17 to these financial statements for a further description of the most recent amendments to the Working Capital Facility.

On February 23, 2007, STSG loaned the Company $0.4 million in aggregate principal amount in the form of a senior secured promissory note subject to the terms of the Working Capital Facility. In connection with the loan, on a monthly basis, the Company issued to the noteholders warrants to purchase 3,285 shares of the Company’s common stock at an exercise price of $11.25 per share. Management estimated that the fair value of the 6,571 and 13,142 warrants issued during the three and nine months ended September 30, 2007 was approximately $0.17 million and $0.23 million, respectively, using the Black-Scholes option-pricing model.  The fair value of these warrants is included in interest expense to related parties in the accompanying condensed consolidated statements of operations.

As of September 30, 2008 and December 31, 2007, $2.9 million was outstanding under the Working Capital Facility and no additional amounts are available to be drawn. The Company recorded accrued and unpaid interest to related parties of approximately $0.5 million and $0.3 million in interest payable and accrued expenses to related parties in the accompanying condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007, respectively.  Interest expense on the outstanding principal amount was approximately $0.06 million and $0.02 million for the three months ended September 30, 2008 and 2007, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2008 and 2007, respectively and is included in interest expense to related parties in the accompanying condensed consolidated statements of operations.

7.  Accrued Registration Rights Penalty

In connection with the delayed filing of a registration statement for securities sold pursuant to a $15.1 million private placement in 2004, the Company incurred approximately $1.4 million of liquidated damages in 2005.  The Company is obligated to pay interest at a rate of 18% per annum, accruing daily on these liquidated damages.  The Company has not yet paid such amount, and interest continues to accrue. Interest expense, included in registration rights penalty in the accompanying condensed consolidated statements of operations, was $0.06 million for each of the three-month periods ended September 30, 2008 and 2007, and $0.2 million for each of the nine-month periods ended September 30, 2008 and 2007.

8.  Accrued Expenses, Deferred Revenue and Other

Accrued expenses, deferred revenue and other consist of the following:

	September 30,	December 31,
	2008	2007

Compensation, accrued bonuses and benefits payable	$408,238	$243,358
Continuous motion patch machine costs and delivery	205,419	192,500
Deferred revenue, current portion	97,178	124,678
Accrued insurance costs	13,701	109,414
Accrued accounting, legal and consulting fees	121,558	242,253
Accrued research and development third party costs	-	262,349
Outside services	6,927	227,200
Deposits payable to investors	-	325,000
Food and drug administration fees	539,465	131,991
Accrued facilities realignment costs – current portion	229,094	-
Other	126,404	403,552
Accrued expenses, deferred revenue and other	$1,747,986	$2,262,295

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  Promissory Notes and Other Indebtedness

January 2006 Promissory Note

On January 31, 2006, STSG provided the Company with a $0.3 million loan in the form of 10.0% subordinated convertible unsecured promissory note (the "January 2006 Promissory Note"). Pursuant to the terms of the January 2006 Promissory Note, amounts outstanding has a maturity date of June 30, 2010. At any time prior to maturity date, STSG shall have the option to convert the entire January 2006 Promissory Note and interest accrued into shares of the Company's common stock at a conversion price of $36.00 per share. In connection with the January 2006 Promissory Note, the Company issued warrants to STSG that are exercisable into a maximum of 3,473 shares, in the aggregate, of the Company's common stock at an exercise price of $43.20 per share.

The Company allocated the aggregate proceeds of the January 2006 Promissory Note between the warrants and the debentures based on their relative fair values in accordance with Accounting Principles Board No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” and thus recorded approximately $62,000 as additional paid-in capital for the value allocated to the warrants. Management determined the fair value of the warrants utilizing the Black-Scholes option-pricing model. (See Note 17 to these condensed consolidated financial statements for a description of recent amendments to the January 2006 Promissory Note).

2006 Promissory Notes

In 2006, STSG provided the Company with a total of $8.1 million in loans in the form of Subordinated Convertible Unsecured Promissory Notes (the “2006 Promissory Notes”). The 2006 Promissory Notes: (i) mature on June 30, 2010; (ii) bear interest at a rate equal to 13% per annum payable in cash on a semi-annual basis; (iii) are convertible into shares of common stock at a conversion price of $22.50 per share; (iv) are convertible into the Company’s next private financing of equity or debt securities and (v) have piggy-back registration rights.

During 2006, the Company agreed to amend the 2006 Promissory Notes to conform the conversion provision to convert at the option of the holder, rather than automatic conversion in a "Qualified Financing," as defined. On December 11, 2006, STSG elected to convert approximately $3.0 million of the 2006 Promissory Notes into 266,667 shares of common stock, at a conversion price of $11.25 per share, in connection with the December 2006 Financing (a “Qualified Financing”). (See Note 17 to these condensed consolidated financial statements for a description of recent amendments to the 2006 Promissory Note).

At September 30, 2008, the remaining balance of the January 2006 Promissory Note and the 2006 Promissory Notes is $5.4 million. The following is a schedule of the remaining balance of the January 2006 Promissory Note and the 2006 Promissory Notes at September 30, 2008:

Issuance Date	Principal Amount	Balance
January 31, 2006	$250,000	$250,000
February 13, 2006	500,000	500,000
February 16, 2006	500,000	500,000
March 21, 2006	500,000	500,000
April 4, 2006	500,000	500,000
April 18, 2006	750,000	750,000
May 5, 2006	500,000	500,000
May 23, 2006	500,000	500,000
June 8, 2006	500,000	500,000
June 26, 2006	500,000	500,000
July 7, 2006	200,000	200,000
July 18, 2006	166,550	166,550
Balance at September 30, 2008		$5,366,550

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

See below “Amendments to Various Debt Instruments” for description of recent events surrounding the January 2006 Promissory Note and the 2006 Promissory Notes.

December 2006 Senior Secured Convertible Promissory Note

On December 11, 2006, the Company issued a senior secured convertible promissory note in the principal amount of $0.5 million to Allen Capital Partners. This Company repaid both principal and interest in full on July 9, 2008.

Amendments to Various Debt Instruments

In August 2007, the Company entered into an agreement with STSG and its affiliates to amend the Working Capital Facility and the January 2006 Promissory Note and 2006 Promissory Notes (collectively referred to as the “Referenced Debt.”). Significant aspects of the agreement related to the Referenced Debt are as follows:

(i)
STSG agreed to waive all previous defaults on the Referenced Debt, cease requirement of payment of monthly warrant issuances as of May 31, 2007, and extend the maturity date of the Working Capital Facility to June 1, 2009 (subsequently extended to June 30, 2010);

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

See Note 17 to these condensed consolidated financial statements for a further description of recent amendments to the Referenced Debt.

Ferring Milestone Advance

Effective July 9, 2008, Ferring advanced a $2.5 million payment which would otherwise be due to the Company should Ferring elect to proceed with Phase II Clinical Trials (“Phase II”) as described in Section 5.04 of the License and Development Agreement (dated as of September 27, 2004 (as heretofore amended, the “License Agreement”) between Ferring and the Company. The $2.5 million was advanced in the form of a loan, and the Company issued a $2.5 million principal amount secured note (“Note”) to Ferring. The Note bears interest at the rate of 10% per annum with a 12% per annum default interest rate. Interest accrues during the term of the Note and is payable in full at maturity. If Ferring elects to proceed with Phase II, the principal amount of the Note shall be paid off through application of the Phase II payment which would otherwise be due to the Company under the License Agreement; however, the term of the Note is two years if Ferring does not proceed with Phase II pursuant to the License Agreement.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pursuant to a Security Agreement entered into on July 9, 2008 between the Company and Ferring, STSG and its affiliates agreed to subordinate rights with regard to the PMK-300 machinery (to be utilized in production of patches for its infertility product being developed in conjunction with Ferring (“Product”)). Accordingly, the Company’s obligations under the Note are collateralized by a first lien to the PMK-300 machinery.

Simultaneously, the Company and Ferring entered into a Letter Agreement which provided, in part, as follows:

●	Ferring’s license under the License Agreement has become an irrevocable license (subject to Ferring’s fulfillment of its obligations under the License Agreement);

●	Ferring has been granted the irrevocable option to manufacture the Product; and

●
During the term of the Note, the Company is restricted from making payments to related parties (other than compensation to current officers and directors) and may only use proceeds from the Note to pay for costs under its agreements and other essential corporate operating expenses.

In a related transaction, Ferring loaned the Company an additional $50,000 to enable payoff of the existing $0.5 million principal amount note with Allen Capital Partners, which payoff in full took place on July 8, 2008. The terms of the $50,000 note are identical to the terms of the Note, except that the term is fixed at one year. The balance of the funds utilized to pay off the Allen Capital note were obtained from the Company’s operating capital resources, and the Allen Capital note was paid in full in accordance with its original terms. The payoff of this note also caused the termination of Allen Capital’s senior lien on the Company’s assets, and STSG and its affiliates now retain the senior secured position, subject to Ferring’s first lien on the PMK 300 machine.

10.  Private Placements of Common Stock

2007 Private Placements

In the first nine months of 2007, the Company raised a total of $9.1 million pursuant to which the Company issued to investors a total of 807,378 shares of common stock at $11.25 per share (the “2007 Financings”). In connection with the 2007 Financings, the Company paid finders fees to Wolverine International Holdings Ltd. (“Wolverine”) and Spencer Trask Ventures, Inc. (“STVI”) a related-person of STSG, a principal stockholder, in the amount of $0.9 million and $0.04 million, respectively, representing 10% of the gross proceeds raised. In addition, the Company issued to Wolverine and STVI warrants to purchase up to 77,444 and 3,294 shares of the Company's common stock, respectively, representing 10% of the common stock issued to investors.  Each warrant may be exercised for five years from the date of issuance to purchases share of common stock for $11.25 per share. The transaction calls for filing of a registration statement to cover the resale of the common stock and the amount of common shares underlying the warrants issued to Wolverine and STVI pursuant to their agreements with the Company. Net proceeds were $8.0 million, with finders fees and other legal costs of $1.0 million recorded as a reduction of equity as a cost of the transaction.

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

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company accrued cumulative dividends in arrears on the Series B Preferred Stock by recognizing $0.2 million for each of the three months ended September 30, 2008 and 2007, and $0.5 million for each of the nine months ended September 30, 2008 and 2007, of interest expense to related parties in the accompanying condensed consolidated statement of operations and increasing the redemption value of the Series B Preferred Stock.

With respect to the distribution of assets, the Series B Preferred Stock ranks senior to the Company’s common stock. Each share of the Series B Preferred Stock is convertible at any time, at the option of the holder, into common stock at $22.50 per share pursuant to an agreement with STSG as of August 2007.

The holders of the Series B Preferred Stock (and the holders of any other series of preferred stock with similar voting rights as the Series B Preferred Stock) vote together with the holders of shares of common stock as a single class in all matters to be voted on by shareholders of the Company, except that the vote or consent of the holders of a majority of the shares of the Series B Preferred Stock is necessary to authorize or issue an equity security having any preference over or being on a parity with the Series B Preferred Stock with respect to dividend or liquidation preference; increase the number of authorized shares of Series B Preferred Stock; or amend, alter or repeal any provision of the Company’s Certificate of Incorporation, Certificate of Designations or By-laws, if such action would alter, in any material respect, the rights of the Series B Preferred Stock. Mandatory redemption commenced on March 1, 2006. The Company is required to redeem (on a quarterly basis) an amount equal to 10% of the gross profits derived from the sale of LidoSite. No such redemptions have been required to date.

12.   Related Party Transactions

In addition to the Working Capital Facility described in Note 6, the Promissory Notes described in Note 9, the private placements of common stock and warrants described in Note 10, the Series B Convertible, Mandatorily Redeemable Preferred Stock described in Note 11 and the security deposit in Note 15, the Company had the following related party transactions:

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company has paid to Monumed a total of $1.3 million and $0.3 million during 2007 and 2006, respectively. As of September 30, 2008 and December 31, 2007 unpaid invoices owed and outstanding by the Company to Monumed amounted to approximately $0.2 million in each of the periods. In addition, as a result of the redirection of the Company’s business toward the development of peptides, management does not anticipate the utilization of Monumed’s services during 2008.

The Special Assessment Committee, formed as a result of the Company's Board of Director's meeting with its independent auditor on February 13, 2008, undertook an analysis of the services provided by Monumed, including retention of a third party firm to assess the value of the services provided. Taking into account the results of the firm’s analysis, the Company believes that the fees charged exceeded the value of services provided. Given these findings, the Company’s Board of Directors, based upon the recommendation of the Special Assessment Committee, authorized the Company’s management to negotiate a settlement with Monumed.  Pursuant to a Settlement and Mutual Release Agreement, dated October 27, 2008, between the Company and Monumed, Monumed forgave the approximately $0.2 million in outstanding invoices owed to it for services rendered, and the parties exchanged mutual releases. This contractual adjudication of the liability will be reflected in the fourth quarter of 2008.

Other Related Party

●
At September 30, 2008 and December 31, 2007, approximately $71,000 is included in interest payable and accrued expenses due to related party in the accompanying condensed consolidated balance sheets for amounts owed to STSG and STVI for certain expenses paid on behalf of the Company.

●
On April 26, 2005, the Company announced the appointment of Russell O. Potts, Ph.D. to its Board of Directors. Dr. Potts has served the Company as a consultant in drug delivery, glucose monitoring and medical devices since April 2003. The Company paid Dr. Potts approximately $4,169 and $27,000 for the three months ended September 30, 2008 and 2007, respectively and approximately $21,426 and $46,000 for the nine months ended September 30, 2008 and 2007, respectively, for consulting services and out of pocket expenses.

●
On March 12, 2007, the Company borrowed from Donald F. Farley, Chairman of the Board of Directors of the Company, $0.2 million at an interest rate of 10% per annum, plus reimbursement to Mr. Farley for his closing costs. The Company repaid this loan plus accrued interest in full on March 28, 2007. Additionally, Mr. Farley was paid $22,000 for the three and nine months ended September 30, 2008 for the performance of interim CEO services. At September 30, 2008 approximately $13,000 is included in accrued expenses, deferred revenue and other in the accompanying condensed consolidated balance sheets for amounts owed to Mr. Farley related to the performance of interim CEO services.

●
At September 30, 2008, approximately $.02 million has been either paid or is included in accrued expenses, deferred revenue and other in the accompanying condensed consolidated balance sheets for amounts owed to Arthur Courbanou for additional services performed as Chairman of the Special Assessment Committee.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Stock options available for grant under all stock option plans covered a total of 610,767 shares of common stock at September 30, 2008.  Stock options available for grant under the 2005 Stock Option Plan covered 314,921 shares of stock, and the Outside Director Stock Incentive Plans covered 295,846 shares of stock at September 30, 2008.

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

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2008, the Company issued 42,667 options to purchase shares of the Company’s common stock to its Board of Directors under the 2007 Directors’ Incentive Plan.

Stock option activity for all plans for the nine-month period ended September 30, 2008:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price	Intrinsic Value
Outstanding at January 1, 2008	701,682	$4.20 - 45.60	$31.35	$-
Granted	443,330	0.50 - 5.25	0.87	3,933
Exercised	-	-	-	-
Forfeited	443,768	0.50 - 45.60	35.19	50
Outstanding at September 30, 2008	701,244	0.50 - 45.60	9.58	3,883
Exercisable at September 30, 2008	219,159			172

The following table summarizes information about stock options outstanding and exercisable under all plans at September 30, 2008:

	Options Outstanding at September 30, 2008			Options Exercisable at September 30, 2008
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares	Weighted Average Exercise Price
$0.50-18.60	509,330	$2.42	9.40	37,134	$6.06
$18.61-21.75	85,869	19.71	3.40	84,872	19.69
$21.76-24.00	22,183	23.21	8.78	16,265	23.19
$24.01-31.50	21,016	29.46	5.54	18,035	29.12
$31.51-45.60	62,846	42.25	7.06	62,852	42.24
$0.50-45.60	701,244	$9.58	8.53	219,159	$24.88

The following table summarizes the Company’s unvested stock awards (see Note 15 – employment agreements for discussion of awards to certain officers) under all plans as of September 30, 2008:

Unvested Stock Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2008	481,032	$32.70
Awards	443,330	0.87
Forfeitures	(386,997)	36.23
Vesting	(55,281)	14.83
Unvested at September 30, 2008	482,084	9.79

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table sets forth the total stock-based compensation expense resulting from stock options in the Company’s condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Research and development	$116,331	105,774	430,995	311,349
General and administrative	91,418	4,180,738	(4,766,713)	5,403,563
Sales and marketing	8,761	51,130	(39,778)	93,429
Stock-based compensation expense before income taxes	216,510	4,337,642	(4,375,496)	5,808,341
Income tax benefit	-	-	-	-
Total stock-based compensation expense after income taxes	$216,510	4,337,642	(4,375,496)	5,808,341

During the nine months ended September 30, 2008, the Company recognized a credit of $4.6 million due to the retirement of unvested performance based stock options, previously granted to former Chief Executive Officer (“CEO”), Timothy McIntyre, upon his resignation as CEO in March 2008.

During the nine months ended September 30, 2008, the Company recognized a credit of $0.8 million due to the retirement of unvested performance based stock options, previously granted to the former Chief Financial Officer (“CFO”), Anthony Cherichella, upon his resignation as CFO in April 2008.

The fair value of stock-based awards was estimated using the Black-Scholes model, or in the case of awards with market or performance based conditions, the binomial model with the following weighted-average assumptions for stock options granted in the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Weighted-average:
Expected holding period (years)	5.0	2.0	5.0	4.2
Risk-free interest rate	3.30%	4.56%	3.20%	4.80%
Dividend yield	0%	0%	0%	0%
Volatility	91.9%	72.6%	91.9%	91.9%
Fair value at grant date	$0.36	$0.88	$0.80	$2.12
Forfeiture rate	15.2%	15.8%	15.2%	13.3%

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

As of September 30, 2008, $0.7 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.5 years.

14.  Commitments and Contingencies

From time to time, the Company is involved in other lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on the Company’s business, results of operations, financial condition or cash flows except for approximately $200,000 in accounts payable collection claims and litigation.  There are also two pending claims totaling approximately $75,000 pending for past due accounts payable, which are not detailed. Such payables have been accrued at September 30, 2008 on the condensed consolidated balance sheet.

15.  Material Agreements

Leases

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In May 2005, the Company entered into a ten year lease for an additional 26,255 square feet of space in a new facility, approximately 200 yards from the above facility. This facility includes both warehouse and office space.  The Company paid $0.1 million for a security deposit. Given the de-emphasis of Lidosite, the Company does not anticipate a current or short term need for this manufacturing facility.  Therefore, during the first quarter of 2008 the Company  consolidated all operations (including offices) in the 13-01 Pollitt Drive facility and approached the landlord to seek an early lease termination. The Company and the landlord are currently in discussions regarding termination of the lease.  The Company has recognized the present value of future remaining lease costs of $2.5 million in facilities realignment and fixed asset impairment costs in the condensed consolidated statement of operations for the nine months ended September 30, 2008. A roll forward of the activity for the facility realignment plan is as follows:

Total
Balance as of December 31, 2007	$-
Facilities realignment charge	2,350,600
Deferred rent adjustment	179,067
Accretion	77,820
Payments	(216,079)
Balance as of September 30, 2008	$2,391,408
Less current portion included in accrued expenses, deferred revenue and other	229,094
Long-term balance as of September 30, 2008	$2,162,314

At September 30, 2008, the minimum lease payments under non-cancelable operating leases for equipment and office and facility space are as follows:

Operating Leases
Periods ended September 30,
2009	$690,372
2010	720,703
2011	737,499
2012	417,261
2013	356,359
Thereafter	588,105
Total minimum lease payments	$3,510,299

Rent expense recorded in the accompanying condensed consolidated statements of operations was approximately $0.1 million for the three months ended September 30, 2008 and 2007 and $0.3 million and $0.4 million for the nine months ended September 30, 2008 and 2007, respectively.

Employment Agreements

On March 21, 2008, the Company entered into a Separation and General Release Agreement (“Separation Agreement”) with Timothy McIntyre, the Company’s former Chief Executive Officer.

The Agreement provides for the following:

●	Mr. McIntyre resigned as President and Chief Executive Officer and a Director of the Company, effective as of March 21, 2008.
●
Mr. McIntyre was paid an annual bonus for 2007 equal to $98,000 within 10 days of effectiveness of the Agreement, and shall be paid severance equal to $152,000 on the nine-month and fifth day following his termination from employment. This payment is recorded in accrued expenses, deferred revenue and other in the condensed consolidated balance sheet as of September 30, 2008.

●	Mr. McIntyre was entitled to retain 120,000 stock options issued to him which have vested as of the date of the Agreement, but all unvested stock options have immediately terminated.
●	Mr. McIntyre has released the Company from certain claims related to his employment and resignation.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On October 27, 2008, the Company entered into a Supplemental Agreement with Mr. McIntyre (to the Separation and Mutual Release Agreement), pursuant to which, in lieu of the remaining $152,000 payment which was due, it paid him $75,000 on October 27, 2008, and will pay him an additional $25,000 on each of November 26, 2008 and December 24, 2008.

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

16.  Loss Per Share

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(2,358,421)	(39,596,076)	(5,754,064)	(61,610,110)
Denominator:
Weighted average shares	7,197,821	5,743,267	6,974,426	5,601,314
Basic and diluted net loss per share	$(0.33)	$(6.89)	$(0.83)	$(11.00)

The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period.

	As of September 30,
	2008	2007
Convertible preferred stock	500,000	500,000
Convertible debt	491,847	491,847
Warrants	4,686,386	3,864,920
Options	701,244	593,022
Total	6,379,477	5,449,789

Warrant transactions for the nine months ended September 30, 2008 are as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2007	3,864,947	16.20	$3.75 – $143.25
Granted	1,433,334	2.95	1.65 – 3.00
Exercised	(611,895)	3.00	3.00 – 3.00
Outstanding at September 30, 2008	4,686,386	11.56	$1.65 – $143.25

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about warrants outstanding and exercisable at September 30, 2008:

Warrants Outstanding and Exercisable At Sept 30, 2008
Exercise Price	Number of Shares	Weighted Average Exercise Price	Expiration Dates
$1.65-6.75	3,044,917	$4.61	2008 -2013
$6.76-11.55	540,210	11.51	2011- 2014
$11.56-18.75	308,317	16.33	2009- 2010
$18.76-22.50	606,187	22.50	2009- 2012
$22.51-43.20	121,208	35.45	2009-2013
$43.21-143.25	65,547	70.44	2009-2010
$1.65-143.25	4,686,386	$11.56	2008-2014

17.  Subsequent Events

Extension of Indebtedness Issued to STSG

Effective as of October 1, 2008, the Company entered into an agreement with STSG to amend the Working Capital Facility (see Note 6) and the January 2006 Promissory Note and 2006 Promissory Notes (see Note 9) (collectively referred to as the “Debt”). STSG unconditionally agreed to amend the terms of the Debt as follows:

(i)	to extend the maturity date of the Debt to June 30, 2010,

(ii)
to obtain the agreement of STSG and its affiliates to subordinate rights with regard to certain security interests in certain collateral of the Company to new security interests to be granted up to an additional $5.0 million principal amount of further secured indebtedness, which the Company may seek, and

(iii)
to obtain the agreement of STSG and its affiliates to subordinate rights with regard to an additional $3.5 million in possible future advances of and/or loans against the Phase III milestone payment which may become due from Ferring Pharmaceuticals under its License and Development Agreement with the Company.

Monumed, LLC

Pursuant to a Settlement and Mutual Release Agreement entered into on October 27, 2008 between the Company and Monumed, Monumed forgave the approximately $0.2 million in outstanding invoices owed to it for services rendered, and the parties exchanged mutual releases.

McIntyre Employment Agreement

On October 27, 2008, the Company entered into a Supplemental Agreement with Mr. McIntyre (to the Separation and Mutual Release Agreement), pursuant to which, in lieu of the remaining $152,000 payment which was due, it paid him $75,000 on October 27, 2008, and will pay him an additional $25,000 on each of November 26, 2008 and December 24, 2008.

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

Liquidity

On September 30, 2008 our cash position was $0.9 million, and we had a working capital deficit of $9.6 million. There is substantial doubt about our ability to continue as a going concern. On February 7, 2008, we raised a total of $1.8 million in a private placement pursuant to which we issued to investors a total of 660,000 shares of common stock at a purchase price of $3.00 per share. On February 1, 2008, we temporarily reduced the exercise price of all of our issued and outstanding warrants to $3.00. On February 28, 2008, the total number of warrants exercised under this temporary reduction in exercise price was 611,892 resulting in gross proceeds of $1.8 million. There were no additional equity raises or funds borrowed during the first nine months of 2008.

We raised $2.5 million through a loan from Ferring Pharmaceuticals (“Ferring”) in July 2008, which is intended to provide working capital through November 30, 2008; however, unless we are able to raise additional funding, we may be unable to continue operations. Especially in the current economic climate, additional funding may not be available on favorable terms or at all. Failure to obtain such financing will require management to substantially curtail operations, which will result in a material adverse effect on our financial position and results of operations. In the event that we do raise additional capital through a borrowing, the covenants associated with existing debt instruments may impose substantial impediments on us.

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

Business Model

Our commercialization strategy is to focus on near-term and future market opportunities utilizing FDA-approved and marketed drugs (primarily peptides and small molecule drugs) with our proprietary delivery technology, using our own brands and by partnering with major pharmaceutical companies on other opportunities. By pursuing this strategy, our plan is to develop and commercialize new products that can reach the market faster and at a reduced cost than the traditional development of new chemical entities, so as to have a higher probability of commercial success. Our primary focus at this time is continuation of Phase I testing with Ferring on our infertility project, with Phase II expected to commence (upon Ferring determination to do so) during the fourth quarter of 2008 or the first quarter of 2009. In conjunction with our newly formed business development team, we have commenced a concerted search for a second project where we would partner with another major pharmaceutical company for delivery of another drug with our Smart Patch technology. While we did not have the resources to successfully launch the LidoSite product, we still believe in its commercial viability and are actively seeking either a licensing of the product or other strategic partnering opportunity or a sale of the ongoing business during 2008 and 2009.

Our long term viability is linked to our ability to successfully pursue new opportunities with products that can be utilized with our Smart Patch technology, such as those facing patent expiration or which offer the most promise in conjunction with our iontophoretic technology. Each new market opportunity and potential product will be evaluated on our projection of speed to market and size of return to us and our partners, in particular looking for high value market sectors.  In addition to extended patent and clinical usage, our platform may also be a useful tool to reduce Research & Development investment and protect brands against generics.  We have identified key areas of market opportunity in the areas of peptides and small molecules which we intend to pursue:

●	Female infertility treatment,

●	Migraine treatment,

●	Pain management, and

●	Topical anesthetic.

Our focus on these core market areas represents our belief in their near-term commercialization and revenue-generating opportunity. While we have de-emphasized our LidoSite product, we will continue to support the areas of dermatology, rheumatology, oncology and pediatrics.

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

●
We are responsible for all product development activities. Product development activities include all activities associated with the design, engineering and laboratory testing of the physical product and its manufacturing processes, including hardware, software, materials, components, specifications, procedures and manufacturing equipment;

●	Ferring is obligated to reimburse us for 50 percent of our product development costs, provided such costs do not exceed 110 percent of the amount budgeted;

●	Ferring is responsible for all regulatory filings;

●
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

●
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

Our LidoSite product has substantial advantages over other local anesthesia products available on the market.  Clinical trials have shown that our LidoSite product:

●	works faster, taking as little as 10 minutes to become effective;

●	provides deeper anesthesia in the skin of anywhere from six to 10 mm; and

●	is better suited for applications in the clinic, where time and staff productivity are important.

In December 2007, we initiated a de-emphasis of focus on our LidoSite product due to limited market acceptance.  Accordingly, we are now focusing efforts on development of other products and are considering marketing of the LidoSite business as an ongoing concern.

Reverse Split

On June 17, 2008, we effected a 1:15 reverse split of our common stock and preferred stock and as a result, every fifteen shares of our common stock and preferred stock was combined into one share of common stock and preferred stock, respectively; and any fractional shares created by the reverse stock split were rounded up to the next nearest whole share. All of the numbers of shares and warrants presented in this Quarterly Report on Form 10-Q are presented as if the aforementioned reverse split had occurred during the period for which the specific information is presented.

Addition of New Consultants and Advisors

In August 2008, we announced the formation of a Scientific Advisory Group comprised of four renowned scientists, researchers and clinicians with diverse expertise in active transdermal drug and peptide delivery and central nervous system disorders.  The Scientific Advisory Group will meet regularly to provide us with scientific and clinical guidance for our research, product development, strategic and commercial activities.

In September 2008, we announced establishment of our Business Development Team. The intent is for the business development team will help move Vyteris into a leadership role in the peptide transdermal drug delivery space through high-profile co-development partnerships.

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

Allowance for Excess and Obsolete Inventory

We assess the valuation of our inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory. The key factors in our inventory review process are our sales forecasts (due to the de-emphasis of the LidoSite product and uncertain future sales opportunities of products currently under development), our historical experience for raw materials and fabricated patch product meeting our specification acceptance criteria.  The failure to meet specifications renders raw materials unusable in our patch fabrication process and for fabricated patches renders such patches not available for sale.  The allowance for excess and obsolete inventory was $1.8 million at September 30, 2008. Increases in the allowance for excess and obsolete inventory result in a corresponding expense to cost of sales.

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

Deferred Financing and Other Debt-Related Costs

Deferred financing costs are amortized over the term of its associated debt instrument.  We evaluate the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist.  We allocate the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with Accounting Principle Board No. 14 (“APB 14”), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  The fair value of the warrants issued to note holders or placement agents are calculated utilizing the Black-Scholes option-pricing model.  We are amortizing the resultant discount or other features over the terms of the notes through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date.  If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated.  Our debt instruments do not contain any embedded derivatives at September 30, 2008.

Recently issued accounting standards

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. We do not expect the adoption of SFAS No. 162 to have a material effect on our condensed consolidated financial statements.

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

Consolidated Results of Operation

The following table sets forth the percentage increases or (decreases) in certain line items on our condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and September 30, 2007.

	Three months ended September 30, 2008 Versus September 30, 2007	Nine months ended September 30, 2008 Versus September 30, 2007
Revenues	11.4%	7.3%
Cost of sales	(99.6)%	0.6%
Research and development	(39.5)%	(26.8)%
General and administrative	(85.3)%	(109.9)%
Sales and marketing	(99.7)%	(91.8)%
Facilities realignment and impairment of fixed assets (1)	-	-
Registration rights penalty	1.1%	0.4%
Interest (income) expense, net	(18.5)%	(57.8)%
Net loss	(94.0)%	(90.7)%

(1)  No comparable amounts for the three and nine-month periods ended September 30, 2007, respectively.

Comparison of the Three Month Periods Ended September 30, 2008 and 2007

Revenues

Revenues were $0.9 million for the three months ended September 30, 2008, compared to $0.8 million for the comparable period in 2007, an increase of 11.4% or $0.1 million. Our revenues for the three-month period ended September 30, 2008 and 2007 were primarily derived from reimbursement of product development costs with Ferring. Due to the limited commercial success of the 2007 LidoSite launch, we de-emphasized the LidoSite product in the fourth quarter of 2007 and are actively pursuing peptide and small molecule opportunities through, among other things, drug development partnerships.

Revenues from the development and marketing agreement with Ferring were $0.8 million for the three months ended September 30, 2008, compared to $0.7 million for the comparable period in 2007, an increase of 15.0% or $0.1 million. This increase is primarily attributable to additional research and development resources dedicated to this agreement in preparation for commencement of Phase II human clinical trials for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Other revenue was $0.02 million for the three months ended September 30, 2008, compared to $0.03 million for the comparable period in 2007, a decrease of 22.1 % or $0.01 million. This decrease was primarily attributable to the recognition of all deferred revenue upon the cancellation of a contract with B. Braun in the second quarter of 2008.

Cost of Sales

There were de minimums costs of sales for the three months ended September 30, 2008, compared to $0.1 million for the comparable period in 2007. In the second quarter of 2007, we recommenced manufacturing activities in an effort to begin commercialization of our LidoSite product in the third quarter of 2007.  Accordingly, we increased our allowance by $0.1 million for fabricated patch product not meeting specification acceptance criteria.

Research and development

Research and development expenses were $1.5 million for the three months ended September 30, 2008, compared to $2.5 million for the comparable period in 2007, a decrease of 39.5% or $1.0 million. The decrease is primarily attributable to cost reduction initiatives implemented in the fist and second quarters of 2008 consistent with management’s strategy to reduce operating expenses and focus only on certain programs.

General and administrative

General and administrative expenses totaled $1.0 million for the three months ended September 30, 2008, compared to $6.8 million for the comparable period in 2007, a decrease of 85.3% or $5.8 million.  The decrease is primarily attributable to a $4.1 million decrease in the fair value of employee share-based compensation recorded under SFAS No. 123R, which requires us to measure the fair value of all employee share-based payments, a decrease of $1.0 million in investor relations costs and reduced legal, consulting costs and personnel costs, which include salary, benefits and severance, consistent with management’s strategy to reduce operating expenses.

Sales and marketing

Sales and marketing expenses were $0.01 million for the three months ended September 30, 2008, compared to $2.8 million for the three months ended September 30, 2008, a decrease of 99.7% or $2.8 million. For the three months ended September 30, 2007, we incurred approximately $2.8 million of expenses initiating our own internal sales and marketing team, hiring a senior vice president for sales and marketing and marketing materials for the LidoSite product launch. Due to the limited commercial success of LidoSite in 2007, we de-emphasized the LidoSite product launch in the fourth quarter of 2007 resulting in a marked decrease in sales and marketing activities, and all of the employees hired to support this launch are no longer employed by us.

Facilities realignment and impairment of fixed assets

Expenses for facilities realignment and impairment of fixed assets were $0.01 million for the three months ended September 30, 2008.  There were no such expenses for the three months ended September 30, 2007.  Due to the de-emphasis of the LidoSite product, we have impaired assets for the three months ended September 30, 2008. We have accordingly recognized additional accretion costs related to the impairment of assets in facilities realignment costs in the condensed consolidated statement of operations for the three months ended September 30, 2008.

Non-cash warrant expense – financial consultants

The non-cash warrant expense – financial consultants totaled $0.1 million for the three month ended September 30, 2008 compared to $17.1 million in the comparable period in 2007. In July 2007, we entered into various financial consulting agreements, whereby 700,000 warrants were collectively issued to consultants to purchase stock, all of which carry a five year term and an exercise price of $22.50 per share.  In September 2008, we amended previously issued warrants issued to financial consulting for additional consulting and investor relation services.  Management expensed the estimated fair value of these warrants, $0.1 million and $17.1 million in the three-month periods ended September 20, 2008 and 2007, respectively, using the Black-Scholes option-pricing model.

Registration rights penalty

The registration rights penalty for failure to register common stock issued totaled $0.1 million for each of the three months ended September 30, 2008 and 2007. In connection with our private placement transactions in September 2004, we filed a registration statement with the SEC relating to the resale of shares of our common stock.  Since the SEC did not declare that registration statement effective by February 25, 2005, we are obligated to pay a registration rights penalty to certain stockholders. The registration statement was declared effective on May 12, 2005, resulting in a cumulative obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition and ability to remain in business. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable, and there is no cap on the amount of interest to be so accrued.

Interest (income) expense, net

Interest (income) expense, net, was $0.6 million in the three-month period ended September 30, 2008, compared to $0.7 million in the comparable period in the prior year, a decrease of 18.5%, or $0.1 million. Third party interest expense totaled $0.2 million in the three-month period ended September 30, 2008 as compared to $1.0 million for the comparable period in 2007. Interest expense to related parties totaled $0.4 million in the three-month period ended September 30, 2008 as compared to $0.4 million for the comparable period in 2007. Interest income, included in interest expense, net, was $(0.01 million) for the three-month period ended September 30, 2008 as compared to $(0.09 million) for the three-month period ended September 30, 2007.

During three-month periods ended September 30, 2008 and 2007, interest expense consisted of the following:

	Three Months Ended September 30,
	2008	2007
Non-cash interest expense:
Amortization of warrants issued with debt	$-	$1,779
Offering Costs amortization
Warrants issued for Working Capital Facility extension	-	65,550
Beneficial conversion feature	110,328	58,313
Other	-	276,000
Total non-cash interest expense	110,328	401,642
Coupon and other interest	303,664	218,857
Interest on Series B convertible redeemable preferred stock	150,000	150,000
Total interest expense	$563,992	$770,499

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

Non-cash modification of redeemable preferred stock terms

In August 2007, we agreed to reduce the conversion price of the Series B convertible redeemable preferred stock from $3.58 ($53.70 post reserve stock split) per share to $1.50 ($22.50 post reverse stock split) per share owned by STSG and its affiliates. This agreement was in consideration of STSG deferring mandatory redemption from March 1, 2006 to June 1, 2009. Since we accounted for the Series B convertible redeemable preferred stock as “mezzanine debt,” we concluded that an evaluation of the amended terms should be performed pursuant to EITF No. 06-6. In accordance with this evaluation, we concluded the amendment resulted in a substantial difference as defined in EITF No. 06-6, and accordingly recorded a non-cash charge of $3.7 million to the condensed consolidated statement of operations in three months ended September 30, 2007.

Comparison of the Nine Month Periods Ended September 30, 2008 and 2007

Revenues

Revenues were $2.7 million for the nine months ended September 30, 2008, compared to $2.6 million for the comparable period in 2007, an increase of 7.3% or $0.1 million. Our revenues for the nine-month period ended September 30, 2008 and 2007 were primarily derived from reimbursement of product development costs with Ferring. Sales of our LidoSite product have not been significant, and the marketing of the product has been de-emphasized.

Revenues from the development and marketing agreement with Ferring were $2.4 million for the nine months ended September 30, 2008 and 2007. This relatively stable amount is due to comparable reimbursements sought from Ferring during both the nine months ended September 30, 2008 and September 30, 2007.

Other revenue was $0.3 million for the nine months ended September 30, 2008, compared to $0.1 million for the comparable period in 2007, an increase of 213.2% or $0.2 million. This increase in primarily attributable to recognition of deferred revenue upon the cancellation of contract with B. Braun, which resulted in approximately $0.2 million of additional revenue for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Cost of sales

There were costs of sales for the nine months ended September 30, 2008 and 2007 of $0.1 million. The reason for the relatively level number for cost of sales is that there was product sold during the nine months ended September 30, 2007 with attendant cost of $0.1 million, and we recorded an adjustment to our valuation allowance for excess and obsolete inventory of $0.1 million in the first quarter of 2008.

Research and development

Research and development expenses were $4.9 million for the nine months ended September 30, 2008, compared to $6.7 million for the comparable period in 2007, a decrease of 26.8% or $1.8 million. The decrease is primarily attributable to cost reduction initiatives implemented in 2008 consistent with management’s strategy to reduce operating expenses and focus only on certain programs.

General and administrative

General and administrative expenses totaled $(1.1 million) for the nine months ended September 30, 2008, compared to $11.3 million for the comparable period in 2007, a decrease of 109.9% or $12.4 million. The primary reason for the decrease is due to the impact of SFAS No. 123R, which requires us to measure the fair value of all employee share-based payments that vest as an operating expense. General and administrative expenses for the nine months ended September 30, 2008 and 2007 includes a non-cash (credit) of $(5.4) million, related to the issuance of stock options to employees. The credit in stock option expenses resulted from the retirement of unvested performance based stock options, previously granted to Tim McIntyre, our former CEO, upon his resignation on March 21, 2008 and Anthony Cherichella, our former CFO, upon his resignation on April 18, 2008, which resulted in the reversal of previously recognized expenses related to such options. Without giving effect to the non-cash (credit) general and administrative expenses would have totaled $6.5 million for the nine months ended September 30, 2008.  The decrease general and administrative expenses as compared to the comparable period in the prior year is primarily attributable to a decrease of $1.3 million in investor relations and reduced legal, consulting costs and personnel costs, which include salary, benefits and severance, consistent with management’s strategy to reduce operating expenses.  In the third quarter of 2007, we increased spending on general and administrative activities to make our products market ready in preparation of our LidoSite product launch.

Sales and marketing

Sales and marketing expenses were $0.4 million for the nine months ended September 30, 2008, compared to $4.6 million for the nine months ended September 30, 2007, a decrease of 91.8% or $4.2 million. The decrease in sales and marketing expenses is primarily due to the marked decrease in sales and marketing activities resulting from the de-emphasis of the LidoSite product in the fourth quarter in 2007. For the nine months ended September 30, 2007, we incurred approximately $4.0 million of expenses initiating our own internal sales and marketing team, hiring a senior vice president for sales and marketing and marketing materials for the LidoSite product launch and all of the employees hired to support this launch are no longer employed by us.

Facilities realignment and impairment of fixed assets

Expenses for facilities realignment and impairment of fixed assets were $2.5 million for the nine months ended September 30, 2008.  There were no such expenses for the nine months ended September 30, 2007. Due to the de-emphasis of the LidoSite product, we do not expect to have the need for the facility at 17-01 Pollitt Drive, so during the first quarter of 2008, we consolidated all operations (including offices) in the 13-01 Pollitt Drive facility and are approaching the landlord to seek an early lease termination, as well as securing a broker to assist us in securing a subtenant for this space. We have accordingly recognized the present value of future lease costs of $2.5 million and impairment of fixed assets of $0.1 million in facilities realignment costs in the condensed consolidated statement of operations for the nine months ended September 30, 2008.

Non-cash warrant expense – financial consultants

The non-cash warrant expense – financial consultants totaled $0.1 million for the nine months ended September 30, 2008 compared to $17.1 million in the comparable period in 2007.  In July 2007, we entered into various financial consulting agreements, whereby 700,000 warrants were collectively issued to consultants to purchase stock, all of which carry a five year term and an exercise price of $22.50 per share.  In September 2008, we amended previously issued warrants issued to financial consulting for additional consulting and investor relation services.  Management expensed the estimated fair value of these warrants, $0.1 million and $17.1 million in the nine-month periods ended September 20, 2008 and 2007, respectively, using the Black-Scholes option-pricing model.

Registration rights penalty

The registration rights penalty for failure to register common stock issued totaled $0.2 million for each of the nine months ended September 30, 2008 and 2007. In connection with our private placement transactions in September 2004, we filed a registration statement with the SEC relating to the resale of shares of our common stock.  Since the SEC did not declare that registration statement effective by February 25, 2005, we are obligated to pay a registration rights penalty to certain stockholders. The registration statement was declared effective on May 12, 2005, resulting in a cumulative obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition and ability to remain in business. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable, and there is no cap on the amount of interest to be so accrued.

Interest (income) expense, net

Interest (income) expense, net, was $1.4 million in the nine-month period ended September 30, 2008, compared to $3.4 million in the comparable period in the prior year, a decrease of 57.8%, or $2.0 million. Third party interest expense totaled $0.3 million in the nine-month period ended September 30, 2008 as compared to $1.8 million for the comparable period in 2007. Interest expense to related parties totaled $1.2 million in the nine-month period ended September 30, 2008 as compared to $1.8 million for the comparable period in 2007. Interest income, included in interest expense, net, was $(0.04 million) for the nine-month period ended September 30, 2008 and $(0.2 million) for the nine-month period ended September 30, 2007.

During nine-month periods ended September 30, 2008 and 2007, interest expense consisted of the following:

	Nine Months Ended September 30,
	2008	2007
Non-cash interest expense:
Amortization of warrants issued with debt	$-	$766,112
Offering Costs amortization	-	11,404
Warrants issued for Working Capital Facility extension	-	823,212
Beneficial conversion feature	231,403	172,355
Warrants issued to financial consultants	-	596,625
Total non-cash interest expense	231,403	2,369,708
Coupon and other interest	804,848	766,258
Interest on Series B convertible redeemable preferred stock	450,000	450,000
Total interest expense	$1,486,251	$3,585,966

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

Revaluation of warrant liability

In connection with the November 2006 Financing, the December 2006 Financings and the 2007 Financings, we determined that approximately 1.6 million common shares reserved for issuance under the warrants were in excess of authorized shares on a fully diluted basis (the “excess warrants”). This required us to record the fair value of the warrants as a liability at each period. Accordingly, we recorded revaluation of warrant liability expense of $10.3 million in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2007. We amended our certificate of incorporation on May 2, 2007 to increase the amount of authorized shares of common stock to 13,333,333 shares to permit the exercise of the excess warrants and accordingly, such liability was reclassified to equity.

Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern; however, at our current and planned rate of spending, we believe that our cash and cash equivalents of $0.9 million, as of September 30, 2008, are not sufficient to allow us to continue operations after November 30, 2008 without immediate additional funding. Especially given the current economic climate, no assurance can be given that we will be successful in arranging additional financing needed to continue the execution of our business plan, which includes the development of new products. Failure to obtain immediate financing may require management to further substantially curtail operations, which may result in a material adverse effect on our financial position and results of operations. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern.

On September 30, 2008, our cash position was $0.9 million, and we had a working capital deficit of $7.1 million. There is substantial doubt about our ability to continue as a going concern.  During the first nine months of 2008, we raised a total of $6.1 million.

Cash flows from operating activities

For the nine-month period ended September 30, 2008, we used $6.6 million of cash in operating activities, as compared to $17.1 million of net cash used in operating activities in the comparable period in the prior year, a decrease of $10.5 million, or 61.3%.

During the nine-month period ended September 30, 2008, we had a net loss of $5.7 million increased by approximately $1.1 million of non-cash items and partially offset by a decrease of $0.2 million in operating assets and liabilities resulting in net cash used in operating activities of $6.6 million. During the nine-month period ended September 30, 2007, we had a net loss of $61.6 million partially offset by approximately $46.4 million of non-cash items and a $1.9 million decrease in operating assets and liabilities resulting in net cash used in operating activities of $17.1 million.

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

Cash flows from investing activities

For the nine-month period ended September 30, 2008, net cash used in investing activities was $0.1 million, as compared to $(0.1 million) used in investing activities in the comparable period in the prior year, an increase of $0.2 million or 228.0%. The increase in nine-month period ended September 30, 2008 is primarily due to the reduction in our restricted cash accounts. For the nine-month period ended September 30, 2007, net cash used in investing activities was $0.1 million. During the nine-month period ended September 30, 2007, we released $0.1 million of restricted cash, in interest payments which was primarily offset by the purchase of $0.2 million in equipment.

Cash flows from financing activities

For the nine-month period ended September 30, 2008, net cash provided by financing activities was $5.7 million, as compared to $21.3 million of net cash in financing activities in the comparable period in the prior year, a decrease of $15.6 million, or 73.2%. During the nine-month period ended September 30, 2008 we raised $1.8 million in net proceeds from private placements of common stock, $2.5 million in net proceeds from incurrence of a milestone advance from Ferring and $1.8 million in net proceeds from the exercise of warrants. During the nine-month period ended September 30, 2007 we raised $20.5 million in net proceeds from private placements of common stock and warrants, we borrowed $0.4 million from a related party by issuance of a secured promissory note and received $0.5 million from exercise of stock options, which were partially offset by a repayment of capital lease obligations and other activities in the amount of $0.1 million.

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

Financing History 2008 and 2007

Working Capital Facility

On February 23, 2007, STSG loaned us an additional $0.4 million in aggregate principal amount in the form of a senior secured promissory note subject to the terms of its Working Capital Facility with STSG, which was originally put into place in September 2004. In August 2007, we entered into an agreement with STSG to extend the maturity date of the Working Capital Facility to June 1, 2009, and through a further amendment on October 1, 2008, the maturity date has been extended to June 30, 2010. As of September 30, 2008 and December 31, 2007, the principal amount of $2.9 million was outstanding under this facility.

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

Milestone Advance from Ferring

Effective July 9, 2008, Ferring advanced a $2.5 million payment which would otherwise be due to us from Ferring should Ferring elect to proceed with Phase II Clinical Trials (“Phase II”) as described in the License and Development Agreement dated as of September 27, 2004 (as heretofore amended, the “License Agreement.)  The $2.5 million was advanced in the form of a loan, and we issued a $2.5 million principal amount secured note (“Note”) to Ferring. The Note bears interest at the rate of 10% per annum with a 12% per annum default interest rate. Interest accrues during the term of the Note and is payable in full at maturity. If Ferring elects to proceed with Phase II, the principal amount of the Note shall be paid off through application of the Phase II payment which would otherwise be due to us under the License Agreement; however, the term of the Note is two years if Ferring does not proceed with Phase II pursuant to the License Agreement.

Pursuant to a Security Agreement entered into on July 9, 2008 between with Ferring, STSG and its affiliates agreed to subordinate rights with regard to the PMK-300 machinery (to be utilized in production of patches for its infertility product being developed in conjunction with Ferring (“Product”)). Accordingly, our obligations under the Note are collateralized by a first lien to the PMK-300 machinery.

Cash Position

See “Liquidity” under “Management’s Discussion and Analysis” for information on our cash position.

Accrued Registration Rights

In connection with the September 2004 Private Placement and the December 2004 Notes, we filed a registration statement with the SEC relating to the resale of shares of our common stock. Since that registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continues, an amount equal to 2% of such purchase price, until we have cured the delay, with an overall cap on such registration rights penalty, or liquidated damages, of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. We have not yet paid such amount and interest continues to accrue. Interest expense, included in registration rights penalty in the accompanying condensed consolidated statements of operations, was approximately $0.1 million for each of the nine months periods ended September 30, 2008 and 2007. As of September 30, 2008, we accrued approximately $2.3 million for this penalty on the condensed consolidated balance sheet.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with capital and operating leases, manufacturing equipment, and employee agreements as set forth in the table below:

	Payments due by Period as of September 30, 2008
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$3,510,299	$690,372	$1,458,201	$773,621	$588,105
Continuous motion patch machine	205,419	205,419	-	-	-
Distribution Agreement	91,775	91,775	-	-	-
Insurance financings	13,071	13,071	-	-	-
Debt obligations	10,766,550	2,550,000	8,216,550	-	-
Advisory consulting agreement	180,000	67,500	112,500	-	-
Total	$14,767,114	$3,618,137	$9,787,251	$773,621	$588,105

Effective as of September 28, 2004, the holders of Vyteris Holdings Series B convertible redeemable preferred stock were entitled to receive an annual cash dividend of 8% of the then applicable redemption price, as defined, out of funds legally available, payable quarterly. The dividends with respect to Vyteris Holdings Series B convertible redeemable preferred stock are cumulative, whether or not earned or declared and shall be paid quarterly in arrears. We expect to accrue dividends of $0.6 million per year until redemption begins. Interest accrued was $0.2 million for the three-month periods ended September 30, 2008 and 2007 and $0.5 million for the nine-month periods ended September 30, 2008 and 2007.

Commencing on March 1, 2006, we are required to redeem on a quarterly basis an amount of Series B convertible redeemable preferred stock equal to 10% of the gross profits derived from the sale of LidoSite. The redemption price of the Series B convertible redeemable preferred stock is $22.50 per share, plus any accrued but unpaid dividends. No such redemptions have been required to date, and none are anticipated for the foreseeable future.

We are required to pay Becton Dickinson a royalty in respect of sales of each iontophoresis product stemming from intellectual property received by us from Becton Dickinson as part of our formation.  For each such product, on a country-by-country basis, that obligation continues for the later of 10 years after the date of the first commercial sale of such product in a country and the date of the original expiration of the last-to-expire patent related to such product granted in such country.  The royalty, which is to be calculated semi-annually, will be equal to the greater of 5% of all direct revenues, as defined below, or 20% of all royalty revenues, with respect to the worldwide sales on a product-by-product basis.  No royalties will be earned by Becton Dickinson prior to November 10, 2005.  “Direct revenues” are the gross revenues actually received by us from the commercial sale of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges or certain other expenses.  “Royalty revenues” are the gross revenues actually received by us from any licensing or other fees directly relating to the licensing of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges and certain other expenses. Total accrued royalty in the condensed consolidated balance as of September 30, 2008 was insignificant.

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

ITEM 4T. CONTROLS AND PROCEDURES

A.    Disclosure

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Principal Executive Officer and our Principal Accounting Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective.

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

In 2006, Talle Creative (“Talle”), billed $76,321 in website and marketing services to us, which was paid in full.  When Monumed began providing services to us in late 2006, several of the personnel, who had provided services to us on behalf of Talle, were also some of the personnel who provided services to us on behalf of Monumed.  In early 2008, Mr. McIntyre informed us that Talle was a minority equity owner in Monumed; however, our management and Board of Directors were unaware of an equity ownership by Talle in Monumed until the 2008 disclosure.

On February 4, 2008, our Board of Directors was also made aware that Mr. McIntyre has an indirect familial relationship with Monumed.  Mr. McIntyre stated that CFTB, LLC (“CFTB”) owns 50.2% of the membership interests in Monumed and that CFTB is wholly-owned by Carey Cuttone, Mr. McIntyre’s spouse.

The Special Assessment Committee, formed as a result of our Board of Director's meeting with its independent auditor on February 13, 2008, undertook an analysis of the services provided by Monumed, including retention of a third party firm to assess the value of the services provided. Taking into account the results of the firm’s analysis, we believe that the fees charged exceeded the value of services provided. Given these findings, our Board of Directors, based upon the recommendation of the Special Assessment Committee, authorized our management to negotiate a settlement with Monumed.  Pursuant to a Settlement and Mutual Release Agreement, dated October 27, 2008, between us and Monumed, Monumed forgave the approximately $0.2 million in outstanding invoices owed to it for services rendered, and the parties exchanged mutual releases.

On October 27, 2008, the Company entered into a Supplemental Agreement with Mr. McIntyre (to the Separation and Mutual Release Agreement), pursuant to which, in lieu of the remaining $152,000 payment which was due, it paid him $75,000 on October 27, 2008, and will pay him an additional $25,000 on each of November 26, 2008 and December 24, 2008

Information Technology Controls And Procedures

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows except for approximately $0.2 million in accounts payable collection claims and litigation.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report, as well as all other information included in all other filings, incorporated herein by reference, when evaluating us and our business. If any of the following risks actually occurs, our business, financial condition, and results of operations could suffer. In that case, the price of our common stock could decline and our stockholders may lose all or part of their investment.

RISKS RELATED TO OUR BUSINESS

We are experiencing a severe, continuing cash shortage and without sufficient financing we may be required to cease operations, and this demonstrates uncertainty as to our ability to continue as a going concern.

As of September 30, 2008, our cash and cash equivalents amounted to $0.9 million. Without any substantial revenues, we have been dependent upon more than $26.9 million in net cash provided by financing activities, since January 1, 2007 to remain in business.  As of September 30, 2008, our current liabilities exceeded our current assets by approximately $9.6 million. If we do not continue to raise capital until we generate sufficient revenue to cover this working capital deficit, we will be required to discontinue or substantially modify our business.  These factors raise substantial doubt about our ability to continue as a going concern. The report of the independent registered public accounting firm relating to the audit of our consolidated financial statements for the year ended December 31, 2007 contains an explanatory paragraph expressing uncertainty regarding our ability to continue as a going concern because of our operating losses and our need for additional capital. Such explanatory paragraph could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any future financing that we may obtain.

We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability.

From November 2000 through September 30, 2008, we incurred net losses in excess of $178.1 million, as we had been engaged primarily in clinical testing and development activities. We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur significant losses for the foreseeable future and to finance our operations through sales of securities and incurrence of indebtedness.

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

Our agreement with Ferring, under which we are developing a drug delivery product for female infertility, enables Ferring to terminate our relationship on short notice. This agreement was our principal source of revenues during 2006, 2007 and the first nine months of 2008. Any reduction in our revenues will produce further need for capital infusions, which may not be available to us.

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

As a small company with limited financial resources, we have not proven that we will be capable to meet the many challenges that we face, including successfully bringing product to market.

You should consider the risks and uncertainties that a company with limited financial resources, such as Vyteris, faces in the rapidly evolving market for drug delivery technologies. In particular, you should consider that we have not proven that we will be able to:

●	raise significant additional capital in the public or private markets;
●	obtain the regulatory approvals necessary to commence selling drug delivery systems that we may develop in the future;
●	manufacture products in a manner that enables us to be profitable or meets regulatory, strategic partner or customer requirements;
●	attract, retain and manage a qualified, diverse staff of engineers and scientists;
●	develop the relationships with strategic partners and key vendors that are necessary to our ability to exploit the processes and technologies that we develop;
●	effectively manage our operations;
●	develop new products and drug delivery processes and new applications for our drug delivery technology; and
●	respond effectively to competitive pressures.

If we cannot accomplish all or even some of these goals, our business is not likely to succeed.

Current economic conditions may adversely affect our ability to continue operations.

Current economic conditions may cause a decline in business and consumer spending and capital market performance, which could adversely affect our business and financial performance.  Our ability to raise funds, upon which we are fully dependent to continue operations, may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial market volatility and recession.

 We cannot expect that we will be able to derive material revenues from the sale of products in the near future.

While we have commenced development of other products and believe that our technology can and should be pursued with respect to several applications that could result in commercially viable products, the process of developing drug delivery products to the point of commercial sales takes significant time and requires a substantial commitment of financial and other resources that may not be available to us for regulatory approval. We cannot assure investors that we will have the financial resources necessary to bring future products to market or that developments in our industry will not preclude us from expanding our commercial product line beyond LidoSite, a product that has been de-emphasized. If we are unable to bring additional products to market, our entire business would be at risk in the event that market or competitive conditions threatened the viability of our existing product, thereby increasing the risk of a business interruption or discontinuation.

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

We cannot assure you that we can:

●	successfully increase our manufacturing capabilities and develop large-scale manufacturing processes on a profitable basis;

●	hire and retain skilled personnel to oversee our manufacturing operations;

●	avoid design and manufacturing defects and correct or redesign components once they are in production; or

●	develop and maintain our manufacturing facility in compliance with governmental regulations, including the FDA's good manufacturing practices.

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

The failure of any of our products to achieve market acceptance could materially and adversely impact our future success.

Our future success depends upon the acceptance of any of our potential future products by health care providers and patients. In addition, our future success may be dependent upon acceptance by third-party payors -- including, without limitation, health insurance companies, Medicaid and Medicare -- of products that we may develop in the future. Such market acceptance may depend on numerous factors, many of which may not be under our control, including:

●	the safety and efficacy of our products;

●	regulatory approval and product labeling;

●	the availability, safety, efficacy and ease of use of alternative technologies;

●	the price of our products relative to alternative technologies; and

●	for future products, the availability of third-party reimbursement.

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

Any drug delivery system we may develop or manufacture in the future may result in injuries to persons using those products as a result of mislabeling, misuse or product failure. While we carry product liability insurance for the commercial sale of our LidoSite product and the clinical trials for our infertility product, there can be no assurance that our coverage will be adequate to protect us against future liability claims. Furthermore, we cannot assure you that we can afford to maintain the insurance that we have obtained. Product liability insurance is expensive and there can be no assurance that this insurance will be available to us in the future for the commercial sale of our delivery system or for any new products, on terms satisfactory to us, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

As of September 30, 2008, we had stock options to purchase 701,244 shares of our common stock outstanding, of which options to purchase 219,159 shares were exercisable. Also outstanding as of the same date were warrants exercisable for 4,686,384 shares of common stock. There are also 500,000 shares of preferred stock which are convertible into Common Stock on a one for one basis.  Exercise of any outstanding stock options or warrants could harm the market price of our common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Item 6(a)	Exhibits

10.147	Allonge, Amendment and Waiver No. 7, dated as of October 1, 2008, between the Company and STSG and affiliates

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vyteris, Inc.

Date: November 10, 2008	/s/ Donald Farley
Donald Farley
Principal Executive Officer

EXHIBIT INDEX

Item No.	Description

10.147	Allonge, Amendment and Waiver No. 7, dated as of October 1, 2008, between the Company and STSG and affiliates

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.