Form 10-K
period 2008-12-31
Vyteris Holdings (Nevada), Inc.
filed 2009-03-17
CIK 1139950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-32741

Vyteris, Inc.
 (Exact Name of Registrant as Specified in Charter)

NEVADA	84-1394211
(State or Other Jurisdiction	(I.R.S. Employer
Of Incorporation or Organization)	Identification No.)

13-01 Pollitt Drive
Fair Lawn, New Jersey	07410
(Address of Principal Executive Office)	(Zip Code)

(201) 703-2299
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common stock, par value $.015 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shel1 company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year.  $3,150,396
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of voting common equity held by non-affiliates as of March 6, 2009 was approximately $603,890.  The number of shares outstanding of the registrant’s Common Stock, as of March 8, 2009, was 7,282,802  shares.

Documents Incorporated by Reference
Portions of the Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

VYTERIS , INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

Vyteris® and LidoSite® are our trademarks. All other trademarks or servicemarks referred to in this Annual Report on Form 10-K are the property of their respective owners.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in or incorporated by reference in this report, in press releases, written statements or other documents filed with or furnished to the Securities And Exchange Commission, or in our communications and discussions through webcasts, phone calls, conference calls and other presentations and meetings, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “future” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.

Any such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. These forward-looking statements speak only as of the date of the report, press release, statement, document, webcast, or oral discussion in which they were made. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A).

PART I

ITEM 1.	BUSINESS.

Business Overview

Vyteris, Inc. is a biotechnology company primarily focused on research and development of technology relating to the transdermal delivery of drugs.  Currently, we are developing or are prepared to develop systems to transdermally deliver peptide and small molecule drugs.  Our patented Smart patch technology is positioned to provide a safe and effective method of delivering drugs via a pre-programmed system which may be programmed to accommodate a wide array of drug delivery profiles.

We have developed and produced the first active transdermal drug delivery system delivering drugs through the skin noninvasively, using low-level electrical energy.  This platform technology can be used to administer certain therapeutics into the bloodstream or to the skin, avoiding metabolism by the liver, and reducing the stomach and gastrointestinal upsets associated with oral drug administration. The system is convenient to use and provides precise dosing and a relatively pain free application— avoiding the major drawbacks of injections and intravenous delivery — and delivers drug doses automatically, minimizing concerns about patient compliance.  We have received approval from the Food and Drug Administration (“FDA”) to commercially launch our first product, LidoSite® — the first active patch system to be approved by the FDA.  We have also recently completed Phase I clinical trials demonstrating that our patented smart patch transdermal technology successfully delivered a peptide molecule in humans (multiple pulse) without the use of needles (noninvasively) in therapeutic levels aimed at the treatment of female infertility, and Phase II human trials have been initiated.

Due to the limited early commercial success of LidoSite, we reassessed our business model in late December 2007, and during 2008, there was little activity with respect to the LidoSite project, other than exploration as to possible sale of the platform or strategic partnering opportunities with respect to the technology.  Accordingly, we  have refocused our business efforts on the pursuit of peptide and small molecule opportunities, such as the infertility application discussed above.

Technology

Overview of Electrotransport, or Active Transdermal Drug Delivery

Our active transdermal drug delivery technology (also referred to as our smart patch technology) is based on a process known as electrotransport, or more specifically, iontophoresis, a process that transports drugs through the skin by applying a low-level electrical current. Our patented technology works by applying a charge to the drug-holding reservoir of the patch. A positive charge is applied to a reservoir where a positively charged drug molecule is held.  Because like-charges repel, the drug molecules are forced out of the reservoir and into the skin (the same process can occur when a negative charge is applied to a reservoir containing a negatively charged drug molecule).

This process differs significantly from passive transdermal drug delivery, which relies on the slow, steady diffusion of drugs through the skin. Passive drug delivery patches have a limited number of applications including: smoking cessation, birth control, hormone replacement therapy, angina and motion sickness.

By contrast, using iontophoresis, certain drugs can be delivered through the skin and deeper into the bloodstream faster and in larger quantities than by passive transdermal patches.  Because of the application of an external form of energy (electrical energy in the form of a charge), this mode of delivery is also called “active transdermal delivery”.  Initial research indicates that a significantly greater number of drugs can be delivered through active transdermal delivery than through passive transdermal delivery.  Based on our analysis, there are currently in excess of approximately 180 FDA-approved drugs that can be delivered through our active transdermal delivery platform.

Furthermore, because the drug is only delivered when current is being administered, our delivery system is precise, controllable and electronically programmable, thereby enabling active transdermal delivery technology to duplicate the steady or periodic delivery patterns of intravenous infusion.  By controlling the intensity and duration of the charge applied, the Smart patch controls whether the drug delivery is topical, or whether the delivery is systemic, in which case the drug molecules are pushed deeper into the skin, where they enter the body’s circulatory system directly.  The technology also aids speed of absorption.

Vyteris Product Opportunities

Class of Drug/ Therapeutic Area	Traditional Treatment/Shortcomings	Vyteris Solution/Potential Benefits

Peptides
Patients and/or healthcare providers have to use a needle to inject/infuse peptide based drugs. The obvious downside of this delivery method is patient acceptance and compliance, limiting most peptide development to indications in which the need to use invasive administration route is not outweighed by associated expenses or inconvenience.

Our Smart patch technology is noninvasive and can be pre-programmed to deliver various therapeutic profiles. Thus, it offers an alternative to potentially improving drug performance and increasing patient compliance through more convenient mode of dosing and administration.

Female Infertility Treatment	Female patients have to use a needle to inject a hormone multiple times as a part of the treatment regimen.
We are developing a system for noninvasive transdermal delivery of peptides using its proprietary Smart patch technology.
We have completed a  Phase I trial and have initiated Phase II trials with  Ferring Pharmaceuticals, Inc. (“Ferring”), a leading pharmaceutical company in women’s health.

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

Our Approach to Iontophoresis

Our proprietary active transdermal technology is the result of over 15 years of research while a part of Becton, Dickinson and Company (“Becton Dickinson”) and after spin-off from Becton Dickinson in November 2000.  Our goal has been to fully realize the potential of this technology by creating irritation-free, easy to use, wearable, low-cost, and disposable systems that would be specifically designed to improve the administration of certain drugs to address high-value unmet medical needs.

We have developed a proprietary technology encompassing a series of significant improvements to drug formulation and commercial manufacturing.  We used this technology with our first product, LidoSite, and are currently using this technology to deliver peptides and small molecules.  Many of our innovations center on the way we approach designing and formulating electronically controlled drug delivery patches.  Our patches are pre-filled with the proper dosage of drug during the manufacturing process.  They are designed to be disposable after a single application and are discreet in appearance.  Further, we designed our patches so that they can be quickly and cost-effectively mass-produced using automated manufacturing processes.

To complement our patch design, we approached the design of electronic controllers with the goal of being small, wearable, simple to operate and programmable to handle simple, as well as complex, drug delivery profiles.  The dose controller contains a miniature battery and circuitry, controlling delivery rate, and is capable of recording information on the amount and time of drug delivered. We believe the controllability and programmability offered by our technology are distinct competitive advantages that will enable our products to deliver more consistent and predicable results for a broad range of existing and new drugs.

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

By combining our platform with pre-approved drugs, there is the potential to extend patent life and clinical usage of the drugs, as well as reducing research and development investment and time.  Existing brands can also be afforded some protection against generic drugs, and perhaps deliver the drugs with better efficacy and safety than delivery without combination with our platform.

Each market opportunity and potential product will be evaluated for speed to market and size of return to Vyteris and its partners. We have analyzed the clinical potential of over 180 FDA-approved drugs that can be delivered through our active transdermal patch technology — in particular looking for high-value market sectors where patents for major FDA-approved drugs are scheduled to expire in the near future.

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

Proteins and peptides are typically digested by the GI system, and if delivered orally, usually do not achieve therapeutically acceptable levels of bioavailability before being digested.  Currently, the most common method for protein and peptide-based drug delivery is by injection. There are obvious disadvantages to this delivery method  limiting most peptide development to indications in which the need to use this invasive administration route is not outweighed by associated expenses or inconvenience. Our Smart patch technology is noninvasive and can be pre-programmed to deliver various therapeutic profiles. Thus, it offers an attractive alternative for potentially improving drug performance, and increasing patient compliance through a more convenient mode of dosing and administration.

Our patented Smart patch technology is positioned to provide a safe and effective method of delivering drugs via a pre-programmed system that can accommodate a wide array of drug delivery profiles. Up until now, almost all peptide and protein based therapeutics had to be delivered using an invasive method, i.e.: using injections or infusion pumps. Many patients need to undergo multiple injection - based or pump - based protocols for their therapy. These therapies result in added burden for the healthcare system and are inconvenient for patients.  The technology which we are developing has the possibility of administering the peptide without needles and is being designed to deliver precise amount of the peptide, when needed, in a painless, convenient and cost-effective manner.

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

In addition, the biopharmaceutical industry is increasingly looking for new ways to create higher value pipelines through highly differentiated therapeutics, to lower development risk for lead candidates entering the clinic, and to reduce product development time and cost. Innovative drug delivery technologies are emerging as a key component of the pharmaceutical product development process by allowing companies to create innovative and potentially safer and more effective therapies, as well as extend products’ patent life. Our proprietary Smart patch technology is able to offer such solutions.

The recent commercial and clinical success of alternative drug delivery methods, such as Smart patch technology (as demonstrated through the FDA approval of the first active patch product LidoSite), suggests that biopharmaceutical companies may benefit from evaluating the potential of these enabling technologies even earlier in the drug development process. Of course, the Smart patch technology does have its limitations.  For example, on its own, the technology can deliver only drugs of a molecular size up to 5000 Daltons. There exist a considerable number of peptides with molecular weight lower than 5000 Daltons, thereby providing ample opportunity for the Smart patch technology to provide effective therapeutic solutions.  The opportunity for peptide delivery can be expanded by integrating the Smart patch technology with other skin-impairment technologies, thereby allowing delivery of even larger peptides. Vyteris plans to demonstrate the feasibility of delivering other peptides via partnering with pharmaceutical and biopharmaceutical companies. One such area of peptide delivery, where Vyteris already has an active development program, is in the treatment of female infertility.

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

The remaining steps before marketing approval of this product include the successful completion of  Phase II and initiation of Phase III clinical trials.  We estimate total development and commercial release of the product will take at least 24 to 36 months to complete based on current project plans. The Phase II trial will be a multi-center clinical trial conducted at approximately 35 centers throughout the U.S. and will enroll approximately 500 female patients between the ages of 18 and 38 years with anovulatory / oligoovulatory infertility.  In this clinical trial, the safety and tolerability of Vyteris’ transdermal delivery system will be evaluated over the trial period.

The principal terms of our development and marketing agreement and a supply agreement with Ferring are as follows:

•
We are responsible for a portion of product development activities through Phase II and Phase III clinical trials. Product development activities include all activities associated with the design, engineering and laboratory testing of the physical product and its manufacturing processes, including hardware, software, materials, components, specifications, procedures and manufacturing equipment;

•	Ferring is obligated to reimburse us for 50 percent of our product development costs, provided such costs do not exceed 110 percent of the amount budgeted;

•	Ferring is responsible for all regulatory filings;

•
Ferring is responsible for the conduct of, and cost of, clinical trials. Clinical trials include experimental testing of the product on humans in a clinical environment according to FDA guidelines to demonstrate safety and efficacy and ultimately gain FDA approval. This includes all activities associated with design of the experimental trials, selecting the test centers, personnel costs associated with carrying out the trials, acquisition and analysis of data from the trials, and presentation or publication of the data in a format suitable for submission to the FDA; and

•
Ferring is obligated to pay up to $9.0 million on the occurrence of certain events during the term of the agreements. Through December 31, 2008, Ferring has made $0.5 million of such milestone payments to us, and another $2.5 million milestone payment was made on March 2009 through the forgiveness of a $2.5 million loan previously made by Ferring to us; however, we cannot gauge what, if any, of the rest of the payments or royalties we will receive.

Through December 31, 2008, Ferring loaned us an aggregate of $2.75 million through promissory notes bearing interest at 10% per annum.  Of such amount, $2.5 million was repaid in March 2009, and the remaining $0.25 million is due on or before July 2009.  See “Liquidity” in Item 7 for further discussion.

In March 2009,we entered into a transaction with Ferring whereby it agreed to fund the first half of the 2009 development budget up to $3.3 million, in exchange for which the Company has granted Ferring a senior security interest in its assets (which Ferring has agreed to subordinate to the security interest of new third party lenders for a value of over $3.3 million) and which security interest expires when the Company delivers patches required for Phase III clinical trials. Ferring also agreed to buy the PMK 150 patch manufacturing machine for $1.0 million, of which $0.5 million was paid at closing (half to satisfy outstanding loans to Ferring) and the balance of which will be paid on April 30, 2009 (part to satisfy accrued and unpaid interest on loans to the Company from Ferring).  Ferring will lease the PMK 150 patch manufacturing machine back to the Company at a rental amount of $1,000 per month.  The Company has also granted Ferring a two year option to purchase its PMK 300 patch  manufacturing machine at a price to be negotiated in good faith.

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

We have demonstrated in a Phase I study that our proprietary active transdermal delivery technology can be used to provide controlled delivery of zolmitriptan, a leading migraine medication, in humans.  Pending availability of sufficient funds, our intent is to complete the necessary trials and obtain FDA approval to launch zolmitriptan in a Smart patch, about the time it loses patent protection in 2012.

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

The Vyteris Smart patch delivery system could bypass the GI tract minimizing the GI side effects associated with oral NSAIDS, and could circumvent a major disadvantage of these commonly used medications. We believe that if applied to NSAIDs, the controlled drug delivery profile from our active patch could also curtail overdosing of these drugs.

In December 2006, the FDA proposed new stricter safety warnings for over-the-counter pain relievers used by millions of Americans. These new labels warn of the potential for severe liver damage with the use of acetaminophen, a common pain reliever contained in products such as Tylenol. Warnings have also been placed on other NSAID painkillers, including ibuprofen, aspirin, and naproxen, cautioning of a risk of gastrointestinal bleeding with overuse. Many nonprescription drugs already carry similar warnings. FDA officials are seeking to make the alerts more visible and specific, after recent reports suggesting that injury related to common pain relievers — while uncommon — is more prevalent than previously thought.

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

We will focus our efforts to apply our platform technology in therapeutic areas where our approach to drug delivery can substantially improve a drug therapy, offering advantages over existing methods of delivering the same drug.  We intend to partner with pharmaceutical, biotechnology and other healthcare companies who are market leaders in specific therapeutic areas and can provide immediate market access and financial support during the later stages of clinical studies.  Currently, we are focused on FDA-approved drugs, thereby reducing clinical risks and eliminating certain costly and time consuming pre-clinical and clinical studies; shortening time to approval and materially reducing costs.

Our key business strategy is to enter into arrangements with strategic partners for the development, marketing, sales and distribution of our future products.  We expect our strategic partners will finance some of our research and development expenses, the clinical trials and the costs of marketing, sales and distribution.  In addition, we expect that our strategic partners will pay us a royalty on sales of the products and a transfer price on delivery of the manufactured products.

Our “Proof of Concept” Commercial Case - LidoSite Topical Anesthetic System

As discussed above, due to the limited early commercial success of LidoSite, we reassessed our business model in late December 2007.  Accordingly, we have fully de-emphasized the LidoSite project and are actively pursuing delivering peptides and small molecules using our platform technology.  However, despite the limited commercial success and resulting de-emphasis, the LidoSite project has proven to be a valuable exercise for us as we have been able to commercially prove the concept of topical delivery of drugs through iontophoresis.

Production

Production has effectively been halted since we deemphasized the LidoSite product. However, we have maintained our LidoSite cGMP manufacturing capabilities in case need arises. Our production efforts have been focused on producing materials to support preclinical and clinical development activities for the infertility program. We have determined to not take delivery on previously ordered manufacturing equipment as we currently do not have sufficient capital to execute our previously determined manufacturing capacity expansion plans and, given the redirection towards our peptide / infertility application, we will not require such capacity for 24 to 36 months.

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

Use technology for broad range of drugs.  We believe our patented platform drug delivery technology is applicable to a broad range of peptides and small molecule pharmaceuticals.  Our goal is to use our technology to develop pharmaceutical products that are programmable, noninvasive, safe and effective, as well as offer consistent, predictable and reproducible results.

Develop products based upon existing drugs.  We intend to develop pharmaceutical products based on FDA-approved drugs that can substantially improve the therapeutic value of drugs currently delivered by oral means, injection, infusion or other means; expand market penetration for existing therapeutics currently delivered by oral means, injection, infusion or other routes; extend existing patent protection or offer new patent protection, providing important competitive advantages to our strategic partners and ourselves; and enable the commercialization of drugs or therapies that cannot be effectively administered through other drug delivery methods.

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

We have initiated Phase II clinical trials of our infertility project.  The Phase II trial will be a multi-center clinical trial conducted at approximately 35 centers throughout the U.S. and will enroll approximately 500 female patients between the ages of 18 and 38 years with anovulatory / oligoovulatory infertility.  In this clinical trial, the safety and tolerability of Vyteris’ transdermal delivery system will be evaluated over the trial period.

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

Sales, Marketing and Distribution

While we have been able to demonstrate some limited success with our commercialization of LidoSite, the results have not been as significant as originally anticipated.  In addition, the recent success related to the Phase I trial for delivering an infertility peptide has provided us with alternative growth opportunities.  Therefore, we have redirected our focus toward the potential use of Smart patch technology as an effective method for peptide delivery.  Given the need to complete these Phase I and further Phase II and Phase III trials for this infertility drug, we are also redirecting the majority of our capital spending towards this effort.  We will, however, continue to support current LidoSite demand but will not continue to expend significant resources on its commercial sales, marketing and distribution efforts.  As a result, we have significantly reduced our workforce and variable costs that were either solely or partially dedicated to the support of LidoSite.

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

The following is an overview of advanced drug delivery technologies and other alternative methods that could be direct or indirect competitors of our potential future products:

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

Becton Dickinson is engaged in developing alternative drug delivery technologies and we may compete in the future with alternative technologies developed or acquired by Becton Dickinson. Under the “Transaction Agreement” that we entered into with Becton Dickinson dated November 10, 2000, Becton Dickinson was prohibited from competing directly with us in the field of active transdermal drug delivery technology (iontophoresis) for a five year period which ended in November 2005. Becton Dickinson has developed drug delivery technology employing “micro-needles,” tiny needles that deliver compounds into the first few hundred microns of the skin.  This technology, which has not yet been commercialized, may compete directly with our current technology.  We do not know whether or when Becton Dickinson will seek to commercialize this technology.

Patents, Intellectual Property and Proprietary Technology

The intellectual property that we own is based on significant improvements we have made to our drug delivery technology during more than 15 years of research and development, ten of which were as a division of Becton  Dickinson.  A significant portion of our intellectual property relates to the design and manufacture of our proprietary disposable, active transdermal patches and electronic dose controllers.

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

Vyteris holds over 120 worldwide patents.  This allows the products developed using Vyteris technology to provide for a significant competitive advantage.

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

We conduct our manufacturing in a 14,000 square foot section of our 13-01 Pollitt Drive facility in Fair Lawn, New Jersey with a maximum production capacity of up to two million patches per year.  At our current production level we do not anticipate making the units cost-effectively and expect that our production costs will exceed our revenue.  In order to manufacture the product cost-effectively (when demand rises to exceed current maximum production capacity) we would need to increase our manufacturing efficiency through the installation of a second manufacturing line that we expect would operate at four to five times the capacity of our current equipment.  As part of our collaboration and financing programs with Ferring, we sold (and are leasing back from Ferring) our principal manufacturing equipment in March 2009.  Given our current business plan, we do not anticipate need in the foreseeable future to consider a second line.  We have therefore recorded an impairment loss of $0.1 million, $0.1 million and $0.2 million in cost and expenses, in our consolidated statement of operations for the year ended December 31, 2008, 2007 and 2006, respectively.

We design, develop and maintain our own manufacturing processes, but use third parties to build the automated assembly equipment and fabricate replacement parts when necessary.

We have leased a second production facility (17-01 Pollitt Drive in Fair Lawn, New Jersey) which was previously anticipated to be utilized to expand our manufacturing capacity.  As a result of our redirection toward peptide delivery, we have scaled down our manufacturing in general, and currently do not intend to initiate use of the manufacturing capabilities of the second facility.  We are currently evaluating possibilities to terminate this second lease (or sublet the facility) in light of this redirection of strategic focus.  See “PROPERTIES AND FACILITIES” below.

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

In addition, we have currently developed a prototype controller that has been effectively used in the Phase I clinical trials related to infertility product and have made modifications in conjunction with controllers to be utilized in the Phase II clinical trials.  We intend to continue to evaluate this prototype controller during the remaining clinical trials in order to meet the characteristics of use for this drug in commercialization.

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

Governmental Regulation

Under the United States Food, Drug and Cosmetic Act, "new drugs" must obtain clearance from the Food and Drug Administration, or FDA before they can be marketed lawfully in the United States.  Applications for marketing clearance must be based on extensive clinical and other testing, the cost of which is very substantial. Approvals – sometimes including pricing approvals — are required from health regulatory authorities in foreign countries before marketing of pharmaceutical products may commence in those countries.  Requirements for approval may differ from country to country, and can involve additional testing. There can be substantial delays in obtaining required clearances from both the FDA and foreign regulatory authorities after applications are filed.  Even after clearances are obtained, further delays may be encountered before the products become commercially available in countries requiring pricing approvals.

Product development generally involves the following steps which are required by the regulatory process:

•	preclinical development, during which initial laboratory development and in vitro and in vivo testing takes place;

•	submission to the FDA of an investigational new drug application (IND) for the commencement of clinical studies;

•	adequate and well-controlled human clinical trials — Phase I, II and III studies —to establish the safety and efficacy of the product;

•
submission of an NDA to the FDA requesting clearance to market the product and comparable filings to regulatory agencies outside the United States if the product is to be marketed outside of the United States; and

•	clearance from the FDA — and foreign regulatory authorities, if applicable — must be obtained before the product can be marketed.

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

Employees

At December 31, 2008, we have a staff of 28 employees, of which 2 are part-time employees and 26 are full-time employees. Of those 28 employees, 11 are in manufacturing and process development, 3 in regulatory, quality and analytical services, 6 in research and development and 8 in administration and management.

We also have 2 consultants currently providing services in the area of research and development.

None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages.

Investor Information

Our Internet website address is www.vyteris.com. The information on our website is not a part of this annual report. We make available, free of charge on our website, by clicking on the “SEC filings” link on our home page, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission (the “ SEC”).

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

As of December 31, 2008, our cash and cash equivalents amounted to $0.2 million. Without any substantial revenues, we have been dependent upon more than $27.1 million in net cash provided by financing activities, since January 1, 2007 to remain in business.  As of December 31, 2008, our current liabilities exceeded our current assets by approximately $11.5 million. If we do not continue to raise capital until we generate sufficient revenue to cover this working capital deficit, we will be required to discontinue or further substantially modify our business, in addition to the substantial cost cutting measures that have been implemented in the last 15 months. These factors raise substantial doubt about our ability to continue as a going concern. The report of the independent registered public accounting firm relating to the audit of our consolidated financial statements for the year ended December 31, 2008 contains an explanatory paragraph expressing uncertainty regarding our ability to continue as a going concern because of our operating losses and our need for additional capital. Such explanatory paragraph could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any future financing that we may obtain.

We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability.

From November 2000 through December 31, 2008, we incurred net losses in excess of $180.4 million, as we had been engaged primarily in clinical testing and development activities. We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur significant losses for the foreseeable future and to finance our operations through sales of securities and incurrence of indebtedness.

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

Our agreement with Ferring, under which we are developing a drug delivery product for female infertility, enables Ferring to terminate our relationship on short notice. This agreement was our principal source of revenues during 2006, 2007 and 2008. Any reduction in our revenues will produce further need for capital infusions, which may not be available to us.

We may be unable to hire and retain the key management necessary to develop and grow our business.

We rely on the continued service of our senior management, our chief technical staff, and other key employees as well as the hiring of new qualified employees. In the pharmaceutical industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. Given the concern over our long-term financial strength and current general economic conditions, we may not be successful in recruiting new personnel and retaining and motivating existing personnel, which could lead to increased turnover and reduce our ability to meet the needs of our current and future customers. If we are unable to retain qualified personnel, we could face disruptions to operations, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. If employee turnover increases, our ability to execute our strategy would be negatively affected.

Since we are a company with a limited independent operating history, it is difficult to predict our future growth and operating results, thereby making investment decisions difficult.

Our limited operating history as an independent drug delivery business (which is prolonged by our lack of commercial drug experience) makes predicting our future growth and operating results difficult. Vyteris, Inc., our subsidiary incorporated in Delaware, a subsidiary of Vyteris, Inc. (incorporated in Nevada), was incorporated in Delaware in 2000, although a substantial portion of its business was developed by Becton Dickinson from prior to 1990 until 2000.

As a small company with limited financial resources, we have not proven that we will be capable to meet the many challenges that we face, including successfully bringing product to market.

You should consider the risks and uncertainties that a company with limited financial resources, such as Vyteris, faces in the rapidly evolving market for drug delivery technologies, especially given the challenges of general economic conditions, which have materially limited the ability of small companies to raise capital and generate revenues. In particular, you should consider that we have not proven that we will be able to:

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

Current economic conditions may cause a decline in business and consumer spending and capital market performance, which could adversely affect our business and financial performance.  Our ability to raise funds, upon which we are fully dependent to continue operations, may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial market volatility, lessened liquidity in the capital markets, lessened availability of investment funds in the capital markets and recession.

 We cannot expect that we will be able to derive material revenues from the sale of products in the near future.

While we have commenced development of other products and believe that our technology can and should be pursued with respect to several applications that could result in commercially viable products, the process of developing drug delivery products to the point of commercial sales takes significant time and requires a substantial commitment of financial and other resources that may not be available to us for regulatory approval. We cannot assure investors that we will have the financial resources necessary to bring future products to market or that developments in our industry will not preclude us from expanding our commercial product line beyond LidoSite, a product that has been de-emphasized. If we are unable to bring additional products to market, our entire business would be at risk, thereby increasing the risk of a business interruption or discontinuation.

We may not be able to obtain FDA or foreign regulatory approval for our products in a timely manner, or at all, which could have a material adverse effect on our ability to sell and market our products.

Drug formulations and related delivery systems that we may develop in the future cannot be sold in the United States until the FDA approves such products for medical use. Similar foreign regulatory approvals will be needed in order to sell any new drug formulations and related drug delivery systems outside of the U.S. We may not be able to obtain FDA or foreign regulatory approval for our products in a timely manner, or at all. Delays in obtaining FDA or foreign approvals for our products could result in substantial additional costs to us, and, therefore, could adversely affect our ability to compete with other drug delivery companies. If we do not obtain such approvals at all, our revenues may be insufficient to support continuing operations.  Any failure to pay fees imposed by the FDA or foreign regulatory agencies may hinder or prevent our ability to obtain future approvals from those agencies.

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

Our future success depends upon the acceptance of any of our potential future products by health care providers and patients. In addition, our future success may be dependent upon acceptance by third-party payors — including, without limitation, health insurance companies, Medicaid and Medicare — of products that we may develop in the future. Such market acceptance may depend on numerous factors, many of which may not be under our control, including:

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

Because of the complex and difficult legal and factual questions that relate to patent positions in our industry, we cannot assure you that our products or technology will not be found to infringe upon the intellectual property or proprietary rights of others. Third parties may claim that our products or technology infringe on their patents, copyrights, trademarks or other proprietary rights and demand that we cease development or marketing of those products or technology or pay license fees. We may not be able to avoid costly patent infringement litigation, which will divert the attention of management away from the development of new products and the operation of our business, and which would materially and adversely affect our cash flow. We cannot assure investors that we would prevail in any such litigation. If we are found to have infringed on a third party's intellectual property rights, we may be liable for money damages, encounter significant delays in bringing products to market or be precluded from manufacturing particular products or using particular technology.

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

We have recently announced that we have redirected our business towards peptide delivery and as a result we do not expect to commercialize any products for the next 24-36 months

We have announced that we will be de-emphasizing our efforts away from our only commercially available product, LidoSite.  As a result, our future efforts will be dependent upon the successful development of new products with new and existing partners. There are no assurances that we will be successful in continuing the development of new products.  In addition, if any of these new products is not approved in a timely manner or does not gain market acceptance, it will adversely affect our business, financial condition, results of operations and future prospects.  Further, if we choose to recommence the commercialization of LidoSite, we would have to re-establish relationships with certain vendors, clear any outstanding comments with respect to FDA manufacturing plant inspections, determine any appropriate strategy for the re-launch of the product and obtain further financing to fund these activities.

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

As of December 31, 2008, we had stock options to purchase 2,353,124 shares of our common stock outstanding, of which options to purchase 1,113,088 shares were exercisable. Also outstanding as of the same date were warrants exercisable for 4,008,377 shares of common stock. There are also 500,000 shares of preferred stock which are convertible into Common Stock on a one for one basis.  Exercise of any outstanding stock options or warrants could harm the market price of our common stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

We lease approximately 27,000 square feet of manufacturing, warehouse, laboratory and office space located at 13-01 Pollitt Drive in Fair Lawn, New Jersey. This lease expires in September 2011. These facilities include manufacturing space sufficient to house our current patch manufacturing and packaging equipment, and a second manufacturing line currently being built to our specifications.  Our facilities also contain prototype labs for simultaneous production of clinical supplies of multiple products, and nine additional labs for research and development and quality control purposes.  For the years ended December 31, 2008, 2007 and 2006, rent expense for the 13-01 lease was $0.3 million, $0.3 million and $0.2 million, respectively.

We also have a lease for additional space located at 17-01 Pollitt Drive in Fair Lawn, New Jersey, approximately 200 yards from our headquarters building.  The lease covers approximately 26,000 square feet of space.  The lease term expires in July 2015.  Due to the de-emphasis of the LidoSite product, we do not expect to have the need for the facility at 17-01 Pollitt Drive, so during the first quarter of 2008, we consolidated all operations (including offices) in the 13-01 Pollitt Drive facility, secured a commercial real estate broker a broker to assist us in securing a subtenant and are negotiating with the landlord to seek an early lease termination. We have accordingly recognized the present value of future lease costs of $2.5 million and impairment of fixed assets of $0.1 million in facilities realignment costs in the consolidated statement of operations for the year ended December 31, 2008.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows except for approximately $0.4 million in accounts payable collection claims and litigation.  Unless we are able to obtain sufficient funds to commence settlement of outstanding accounts payable, these numbers of claims and litigation are likely to increase.  In addition, on or about February 25, 2009, we were sued by the landlord of the 17-01 Pollitt Drive location, which we abandoned in the first quarter of 2008 seeking compensatory damages and possession of the demised premises.  The present value of remaining lease payments is $2.0 million and has been accrued as a facilities realignment cost; however, the complaint fails to state a liquidated amount of damages.  We are currently seeking to procure counsel to defend us in this action. It is therefore premature to predict an outcome.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of 2008, there were no matters submitted to a vote of securities holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock became quoted on the Over The Counter Bulletin Board on May 18, 2005. The ticker symbol for our common stock is "VYTR.OB". The following table sets forth, for the periods indicated, the high and low inter-dealer closing prices per share of our common stock as reported on the Over The Counter Bulletin Board, without retail mark-up, mark-down or commission and may not represent actual transactions. As of February  28, 2009, there were 946 stockholders of record of our common stock and two holders of our Series B convertible redeemable preferred stock.

Reverse Stock Split

On May 6, 2008, the Company filed a Certificate of Change with the Nevada Secretary of State which served to effect a 1-for-15 reverse split of the Company’s common stock. As a result of the reverse stock split, as of June 17, 2008, every fifteen shares of the Company’s common stock was combined into one share of common stock; and any fractional shares created by the reverse stock split were rounded up to the next nearest whole share. The reverse stock split affected all of the Company’s common stock, stock options, Series B Preferred Stock and warrants outstanding immediately prior to the effective date of the reverse stock split.  The reverse split reduced the number of shares of the Company’s common stock outstanding at June 17, 2008 from approximately 107,959,312 shares to approximately 7,197,281 shares, and the number of authorized shares of common stock was reduced from 500,000,000 shares to 33,333,333 shares, and the par value was correspondingly increased to $0.015 per share.

All of the information has been presented as if the 1-for-15 reverse split of the Company’s common stock had occurred during the period for which the specific information is presented.

	High	Low
Year Ended December 31, 2008:
First Quarter	$10.05	$2.25
Second Quarter	4.80	1.65
Third Quarter	2.00	0.35
Fourth Quarter	0.87	0.20
Year Ended December 31, 2007:
First Quarter	$20.25	$9.15
Second Quarter	46.80	13.35
Third Quarter	39.45	21.15
Fourth Quarter	33.00	6.90

Equity Compensation Plan Information

The following table provides information regarding options outstanding as of December 31, 2008.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders:
Vyteris Holdings 2005 Stock Option Plan	193,460	$3.61	—

Equity Compensation Plans Not Approved by Stockholders:
Vyteris Holdings 2005 Stock Option Plan (1)	1,522,497	$3.61	757,541
Outside Director Stock Incentive Plan (1)	637,167	$1.42	446,166

Total	2,353,124	$3.02	1,203,707

(1)
For further information regarding the Vyteris Holdings 2005 Stock Option Plan and the Outside Director Stock Incentive Plan, see Note 15 to the consolidated financial statements in Item 7 of this Annual Report on Form 10-K.

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

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data as of and for the year ended for each year presented has been derived from our consolidated financial statements for each of the years in the five-year period ended December, 31, 2008. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.  The numbers set forth herein take into account our 1:15 reverse stock split which occurred on June 17, 2008.

Consolidated Statements of Operations Data:

	Years Ended December 31,
	2008	2007	2006	2005	2004
Revenues:
Product sales	$12,119	$24,868	$70,159	$315,497	$—
Product development revenue	2,821,098	2,634,540	2,243,368	1,407,883	138,457
Other revenue	317,179	124,679	150,583	485,626	103,865
Total revenues	3,150,396	2,784,087	2,464,110	2,209,006	242,322

Costs and expenses:
Cost of sales	103,490	1,490,847	240,714	3,407,702	—
Research and development	6,269,636	8,956,962	8,080,228	8,922,600	11,455,306
General and administrative	(125,155)	15,369,243	6,648,813	5,720,237	4,069,838
Sales and marketing	175,507	6,251,362	1,121,261	—	—
Facility realignment and impairment of fixed assets	2,565,434	82,637	192,850	2,134,308	—
Non-cash warrant expense – financial consultants	81,592	17,115,000	—	—	—
Registration rights penalty	260,897	260,184	260,184	1,620,764	—
Total costs and expenses	9,331,401	49,526,235	16,544,050	21,805,611	15,525,144
Loss from operations	(6,181,005)	(46,742,148)	(14,079,940)	(19,596,605)	(15,282,822)

Interest (income) expense:
Interest income	(42,984)	(210,359)	(93,435)	(74,549)	(38,448)
Interest expense to related parties	1,570,054	2,208,557	1,767,885	2,221,707	1,256,047
Interest expense	377,942	1,790,197	3,742,612	3,808,828	6,404,256
Interest expense, net	1,905,012	3,788,395	5,417,062	5,955,986	7,621,855

Other expenses:
Non-cash debt extinguishment	—	6,724,523	382,781	—	—
Non-cash modification of redeemable	—	3,680,000	—	—	—
Revaluation of warrant liability	—	10,341,408	837,764	—	—
Total other expenses	—	20,745,931	1,220,545	—	—

Loss before benefit from state income taxes	(8,086,017)	(71,276,474)	(20,717,547)	(25,552,591)	(22,904,677)

Benefit from state income taxes	61,777	463,786	466,887	291,722	338,033
Net loss	$(8,024,240)	$(70,812,688)	$(20,250,660)	$(25,260,869)	$(22,566,644)

Net loss per common share:
Basic and diluted	$(1.14)	$(13.28)	$(11.79)	$(19.64)	$(32.80)

Weighted average number of common shares:
Basic and diluted	7,032,288	5,333,834	1,718,019	1,286,257	687,948

Consolidated Balance Sheet Data:

	Years Ended December 31,
	2008	2007	2006	2005	2004

Cash and cash equivalents	$222,821	$1,716,671	$2,171,706	$826,177	$6,438,737
Working capital	(11,538,154)	(11,711,577)	(17,507,369)	(6,321,984)	6,213,407
Total assets	1,053,812	3,225,701	4,258,644	6,212,763	11,270,147
Total liabilities	32,303,871	26,350,736	34,826,923	23,723,514	2,339,413
Total stockholders’ equity (deficit)	(31,250,059)	(23,125,035)	(30,568,279)	(17,510,751)	1,280,734

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the other financial information and consolidated financial statements and related notes appearing elsewhere in this Form 10-K.  This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” and elsewhere in this Form 10-K.

Overview

Vyteris, Inc. (formerly Vyteris Holdings (Nevada), Inc., (the terms “Vyteris” and the “Company” refer to each of Vyteris, Inc., its subsidiary, Vyteris, Inc. (incorporated in the State of Delaware) and the consolidated company), has developed and produced the first FDA – approved electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to administer certain therapeutics either directly to the skin or into the bloodstream. In January 2005, Vyteris, Inc. received approval from the United States Food and Drug Administration (“FDA”) for its manufacturing facility and processes for LidoSite and launched its commercial efforts in 2007. Due to the limited early commercial success of LidoSite, the Company has de-emphasized the LidoSite project and is also actively pursuing its peptide and small molecule opportunities.  See “Business Model” below.  Vyteris, Inc. holds  50 U.S. patents relating to the delivery of drugs across the skin using a mild electric current and operates in one business segment.  The terms “Company,” “Vyteris,” “us,” “we” or “our” refer to each of Vyteris, Inc., its subsidiary, also named Vyteris, Inc. (incorporated in the state of Delaware) and the combined company.

Liquidity

On December 31, 2008 our cash position was $0.2 million, and we had a working capital deficit of $10.6 million. There is substantial doubt about our ability to continue as a going concern. On February 7, 2008, we raised a total of $1.8 million in a private placement pursuant to which we issued to investors a total of 660,000 shares of common stock at a purchase price of $3.00 per share. On February 1, 2008, we temporarily reduced the exercise price of all of our issued and outstanding warrants to $3.00. On February 28, 2008, the total number of warrants exercised under this temporary reduction in exercise price was 611,892 resulting in gross proceeds of $1.8 million. There were no additional equity raises during the first twelve months of 2008.  We have implemented several cost reduction measures in 2008, including headcount reductions, abandoning our leased facility at 17-01 Pollitt Drive, Fair Lawn, NJ and reducing the level of effort spent on research and development programs, other than our female infertility treatment.

We raised $2.8 million through a loan from Ferring Pharmaceuticals, Inc. (“Ferring”) in July 2008 and December 2008 , $2.5 million of which  was satisfied in March 2009, through application of the Phase II milestone payment otherwise due by Ferring to Vyteris, and the balance was paid off with proceeds from the March 2009 sale by Vyteris to Ferring of the PMK 150 machine.  However, unless we are able to raise additional funding, we may be unable to continue operations. Especially in the current economic climate, additional funding may not be available on favorable terms or at all. Failure to obtain such financing will require management to substantially curtail operations, which will result in a material adverse effect on our financial position and results of operations. In the event that we do raise additional capital through a borrowing, the covenants associated with existing debt instruments may impose substantial impediments on us.

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

Business Model

Our commercialization strategy is to focus on near-term and future market opportunities utilizing FDA-approved and marketed drugs (primarily peptides and small molecule drugs) with our proprietary delivery technology, using our own brands and by partnering with major pharmaceutical companies on other opportunities. By pursuing this strategy, our plan is to develop and commercialize new products that can reach the market faster and at a reduced cost than the traditional development of new chemical entities, so as to have a higher probability of commercial success. Our primary focus at this time is continuation of Phase II clinical studies with Ferring on our infertility project. In conjunction with our newly formed business development team, we have commenced a concerted search for a second project where we would partner with another major pharmaceutical company for delivery of another drug with our Smart patch technology. While we did not have the resources to successfully launch the LidoSite product, we still believe it may have commercial viability and are actively seeking either a licensing of the product or other strategic partnering opportunity of LidoSite during 2009.

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

•	Women’s health,
•	CNS,
•	Pain management, and
•	Metabolic diseases.

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

Furthermore, the use of an active patch to deliver other peptides constitutes a major scientific breakthrough in the biotechnology and biopharma sectors. Virtually all biotechnology drugs are peptide molecules, and — up to this point — require injections or infusions as the route of administration.  We believe that our Smart patch technology has the potential to effectively deliver complex temporal profiles associated with peptides.  We hope to pursue a new method of delivery for the high growth bio-technology market which could lead to an increase in demand due to the alternate delivery path and the possibility to increase clinical usage of biotechnology drugs.

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

•	Ferring is obligated to reimburse us for 50 percent of our product development costs, provided such costs do not exceed 110 percent of the amount budgeted;

•	The agreement does not terminate until all payment obligations of both parties expire;

•	Ferring is responsible for all regulatory filings;

•
Ferring is responsible for the conduct of, and cost of, clinical trials. Clinical trials include experimental testing of the product on humans in a clinical environment according to FDA guidelines to demonstrate safety and efficacy and ultimately gain FDA approval. This includes all activities associated with design of the experimental trials, selecting the test centers, personnel costs associated with carrying out the trials, acquisition and analysis of data from the trials, and presentation or publication of the data in a format suitable for submission to the FDA; and

•
Ferring is obligated to pay up to $9.0 million on the occurrence of certain events during the term of the agreements. Through December 31, 2008, Ferring made $0.5 million of such milestone payments to us, and another $2.5 million was made in March 2009 through the forgiveness of a $2.5 million loan previously made by Ferring to us, and we cannot gauge what, if any, of the rest of the payments we will receive.

In March 2009, we entered into a transaction with Ferring whereby they agreed to fund the first half of the 2009 development budget up to $3.3 million, in exchange for which we have granted Ferring a senior security interest in our assets (which Ferring has agreed to subordinate to the security interest of new third party lenders for a value of over $3.3 million) and which security interest expires when we deliver patches required for Phase III testing.  They also agreed to buy our PMK 150 machine for $1.0 million, of which $0.5 million was paid at closing (half to satisfy outstanding loans to Ferring) and the balance of which will be paid on April 30, 2009 ( part to satisfy accrued and unpaid interest on loans to us from Ferring) and which has been leased back to us at a rental amount of $1,000 per month.  We have also granted Ferring a two year option to purchase our PMK 300 machine at a price to be negotiated in good faith.  Through December 31, 2008, Ferring loaned us an aggregate of $2.8 million through promissory notes bearing interest at 10% per annum.  Of such amount, $2.5 million was repaid in March 2009, and the remaining $0.3 million is due on or before July 2009.  See “Liquidity” in Item 7 for further discussion.

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

Topical Anesthetic.

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

 In December 2007, we initiated a de-emphasis of focus on our LidoSite product due to limited market acceptance.  Accordingly, we are now focusing efforts on development of other products using our Smart patch technology and are actively are actively seeking for our LidoSite product line either a licensing or other strategic partnering opportunity during 2009.

Reverse Split

On June 17, 2008, we effected a 1:15 reverse split of our common stock and preferred stock and as a result, every fifteen shares of our common stock and preferred stock was combined into one share of common stock and preferred stock, respectively; and any fractional shares created by the reverse stock split were rounded up to the next nearest whole share. All of the numbers of shares and warrants presented in this Annual Report on Form 10-K are presented as if the aforementioned reverse split had occurred during the period for which the specific information is presented.

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

We consider certain accounting policies related to revenue recognition, allowance for excess and obsolete inventory, accrued expenses, stock-based compensation and deferred financing and other debt-related costs to be significant to our business operations and the understanding of our results of operations.

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

Licensing revenue. We use revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force, EITF, Issue 00-21 Revenue Arrangements with Multiple Deliverables

Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where we have an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized into license fees in the statement of operations over the term of the performance obligation.

Allowance for Excess and Obsolete Inventory

We assess the valuation of our inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory. The key factors in our inventory review process are our sales forecasts (due to the de-emphasis of the LidoSite product and uncertain future sales opportunities of products currently under development), our historical experience for raw materials and fabricated patch product meeting our specification acceptance criteria.  The failure to meet specifications renders raw materials unusable in our patch fabrication process and for fabricated patches renders such patches not available for sale.  The allowance for excess and obsolete inventory was $1.8 million at December 31, 2008. Increases in the allowance for excess and obsolete inventory result in a corresponding expense to cost of sales.

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

Stock-based Compensation

We account for our stock based employee compensation plans under the Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), "Shared-Based Payment" ("SFAS No. 123R").  SFAS No. 123R addresses the accounting for shared based payment transactions in which an enterprise receives employee services for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments.  SFAS No. 123R requires that such transactions be accounted for using a fair value based method.

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

Deferred Financing and Other Debt-Related Costs

Deferred financing costs are amortized over the term of its associated debt instrument.  We evaluate the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist.  We allocate the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with Accounting Principle Board No. 14 (“APB 14”), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  The fair value of the warrants issued to note holders or placement agents are calculated utilizing the Black-Scholes option-pricing model.  We amortize the resultant discount or other features over the terms of the notes through its earliest maturity date using the effective interest method. Under this method, interest expense recognized each period will increase significantly as the instrument approaches its maturity date.  If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated.  Our debt instruments do not contain any embedded derivatives at December 31, 2008.

Recently Issued Accounting Standards

In April 2008, the (FASB) issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact, if any of the adoption of FSP SFAS No. 142-3 on our financial statements.

In December 2007, the EITF issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements.”  EITF 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The provisions of EITF 07-1 will be adopted in 2009. We are in the process of evaluating the impact, if any, of adopting EITF 07-1 on our financial statements.

In September 2006, the FASB issued FASB Statement 157, “Fair Value Measurements” (“FASB No. 157”). FASB No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, FASB No. 157 does not require any new fair value measurements.  However, for some entities, the application of FASB No. 157 will change current practice.  The changes to current practice resulting from the application of FASB No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  The provisions of FASB No. 157 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  However, delayed application of this statement is permitted for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  We adopted FASB No. 157 effective January 1, 2008 for financial assets and the adoption did not have a significant effect on our financial statements.  We expect to adopt the remaining provisions of SFAS No. 157 beginning in 2009.

Consolidated Results of Operations

The following table sets forth the percentage increases or decreases in certain line items on our consolidated statement of operations for the years ended December 31, 2008, 2007 and 2006.

	Years Ended December 31,
	2008 vs. 2007	2007 vs. 2006	2006 vs. 2005

Revenues	13.2%	13.0%	11.5%
Cost of sales	93.1%	519.3%	(92.9)%
Research and development	30.0%	10.9%	(9.4)%
General and administrative	(100.8)%	131.2%	16.2%
Sales and marketing (1)	(97.2)%	457.5%	-
Impairment of fixed assets	3004.5%	(57.1)%	(91.0)%
Non-cash warrant expense consultants (1,2)	99.5%	-	-
Registration rights penalty	0.3%	0.0%	(83.9)%
Interest expense, net	(49.7)%	(30.1)%	(9.0)%
Net loss	(88.7)%	(249.7)%	(19.8)%

(1)	No comparable amounts in the year ended December 31, 2005
(2)	No comparable amounts in the year ended December 31, 2006

Comparison of the Years Ended December 31, 2008 and 2007

Revenues

Revenues were $3.2 million for the year ended December 31, 2008, compared to $2.8 million for the comparable period in 2007, an increase of 13.2% or $0.4 million. Our revenues for the years ended December 31, 2008 and 2007 were primarily derived from reimbursement of product development costs with Ferring. Due to the limited commercial success of the 2007 LidoSite launch, we de-emphasized the LidoSite product in the fourth quarter of 2007 and are actively pursuing peptide and small molecule opportunities through, among other things, drug development partnerships.

Revenues from the development and marketing agreement with Ferring were $2.8 million for the year ended December 31, 2008, compared to $2.6 million for the comparable period in 2007, an increase of 7.1% or $0.2 million. This increase is primarily attributable to additional research and development resources dedicated to this agreement in preparation for commencement of Phase II human clinical trials in 2009.

Other revenue was $0.3 million for the year ended December 31, 2008, compared to $0.1 million for the comparable period in 2007, an increase of 154.4 % or $0.2 million. This increase was primarily attributable to the recognition of all deferred revenue upon the cancellation of a contract with B. Braun in the second quarter of 2008.

Cost of Sales

Costs of sales for the year ended December 31, 2008 were $0.1 million, compared to $1.5 million for the comparable period in 2007, a decrease of 93.1% or $1.4 million. There were virtually no sales of  our LidoSite product in 2008.  In the second quarter of 2007, we recommenced manufacturing activities in an effort to begin commercialization of our LidoSite product. Due to the de-emphasis of the LidoSite product launch in the fourth quarter in 2007 and uncertain future sales opportunities, we recorded a valuation allowance for excess and obsolete inventory of $1.4 million for the year ended December 31, 2007.

Research and development

Research and development expenses were $6.3 million for the year ended December 31, 2008, compared to $9.0 million for the comparable period in 2007, a decrease of 30.0% or $2.7 million. The decrease is primarily attributable to cost reduction initiatives implemented in 2008 consistent with our management’s strategy to reduce operating expenses and focus only on our infertility development program.

General and administrative

General and administrative expenses totaled $(0.1) million for the year ended December 31, 2008, compared to $15.4 million for the comparable period in 2007, a decrease of 100.8% or $15.5 million. The primary reason for the decrease is due to the impact of SFAS No. 123R, which requires us to measure the fair value of all employee share-based payments that vest as an operating expense. General and administrative expenses for the  year ended December 31, 2008 includes a non-cash (credit) of $(7.2) million, related to the issuance of stock options to employees. The credit in stock option expenses resulted from the forfeiture of unvested performance based stock options, previously granted to Tim McIntyre, our former CEO, upon his resignation on March 21, 2008 and Anthony Cherichella, our former CFO, upon his resignation on April 18, 2008, which resulted in the reversal of previously recognized expenses related to such options. Without giving effect to the non-cash (credit) general and administrative expenses would have totaled $7.1 million for the  year ended December 31, 2008, a decrease of 53.9% or $8. million as compared to the comparable period in the prior.  The decrease in general and administrative expenses as compared to the comparable period in the prior year is primarily attributable to a decrease in investor relations and reduced legal, consulting costs and personnel costs, which include salary, benefits and severance, consistent with management’s strategy to reduce operating expenses.

Sales and marketing

Sales and marketing expenses were $0.2 million for the year ended December 31, 2008, compared to $6.3 million for the year ended December 31, 2007, a decrease of 97.2% or $6.1 million. For the year ended  December 31, 2007, we incurred approximately $2.8 million of expenses initiating our own internal sales and marketing team, hiring a senior vice president for sales and marketing and marketing materials for the LidoSite product launch. Due to the limited commercial success of LidoSite in 2007, we de-emphasized the LidoSite product launch in the fourth quarter of 2007 resulting in a marked decrease in sales and marketing activities, and all of the employees hired to support this launch are no longer employed by us.

Facilities realignment and impairment of fixed assets

Expenses for facilities realignment and impairment of fixed assets were $2.6 million for the year ended December 31, 2008, compared to $0.1 million for the year ended December 31, 2007, an increase of 3004.5% or $2.5 million.  In 2008, due to the de-emphasis of the LidoSite product in December 2007, in 2008 we consolidated all operations (including offices) that was in our 17-01 Pollitt Drive facility, into the 13-01 Pollitt Drive facility. We are approaching the landlord to seek an early lease termination, as well as attempting  to secure a subtenant for this space. We have accordingly recognized the present value of future lease costs of $2.5 million and impairment of fixed assets of $0.1 million in facilities realignment costs in the consolidated statement of operations in the year ended December 31, 2008.

Non-cash warrant expense – financial consultants

Non-cash warrant expense – financial consultants totaled $0.1 million for the year ended December 31, 2008 compared to $17.1 million in the comparable period in 2007, a decrease of 99.5% or $17.0 million..  In July 2007, we entered into various financial consulting agreements, whereby 700,000 warrants were collectively issued to consultants to purchase stock, all of which carry a five year term and an exercise price of $22.50 per share.  In September 2008, we amended previously issued warrants issued to financial consulting for additional consulting and investor relation services.  Management expensed the estimated fair value of these warrants, $0.1 million and $17.1 million in the  year ended December 31, 2008 and 2007, respectively, using the Black-Scholes option-pricing model.

Registration rights penalty

The registration rights penalty for failure to register common stock issued totaled $0.3 million for each of the years ended December 31, 2008 and 2007. In connection with our private placement transactions in September 2004, we filed a registration statement with the SEC relating to the resale of shares of our common stock.  Since the SEC did not declare that registration statement effective by February 25, 2005, we are obligated to pay a registration rights penalty to certain stockholders. The registration statement was declared effective on May 12, 2005, resulting in a cumulative obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition and ability to remain in business. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable, and there is no cap on the amount of interest to be so accrued.

Interest (income) expense, net

Interest (income) expense, net, was $1.9 million for the year ended December 31, 2008, compared to $3.8 million in 2007 a decrease of 49.7% or $1.9 million. This decrease of $1.9 million is principally attributable to non-cash interest expenses. Non-cash interest expense totaled $0.2 million for the year ended December 31, 2008 as compared to $2.4 million for the year ended December 31, 2007.  Coupon and other interest expense totaled $1.7 million in for the year ended December 31, 2007 as compared to $1.6 million for the year ended December 31, 2007.  Interest income, included in interest expense, net, was $0.04 million and $0.2 million for the years ended December 31, 2008 and 2007, respectively.

During the years ended December 31, 2008 and 2007, interest expense consisted of the following:

	Year Ended December 31,
	2008	2007
Non-cash interest expense:
Value of warrant amortization	$—	$766,112
Offering costs amortization	—	11,404
Value of warrants issued for Working Capital Facility extension	—	888,762
Value of beneficial conversion feature	231,403	231,547
Value of warrants issued for financial consultants	—	543,751
Total non-cash interest expense	231,403	2,441,576
Coupon and other interest	1,116,593	957,178
Interest on Series B mandatorily convertible redeemable preferred stock	600,000	600,000
Total interest expense	$1,947,996	$3,998,754

Non-cash debt extinguishment

In August 2007, we entered into an agreement with STSG and its affiliates to amend the Working Capital Facility, the January 2006 Promissory Note and the 2006 Promissory Notes (the “Referenced Debt”). We performed an evaluation of the amendment whereby we determined the relative fair values of the additional warrants issued in connection with the amendments to the terms of the Referenced Debt, the conversion feature related to the debt and accrued interest in connection therewith, and the incremental value resulting from the change in the exercise price of previously issued warrants. After determining the incremental effect of the debt discount related to these terms, we concluded that debt extinguishment accounting should apply and recorded an immediate non-cash charge of $6.7 million directly to our consolidated statement of operations in the year ended December 31, 2007 representing the incremental fair value of the instruments issued.

Non-cash modification of redeemable preferred stock terms

In August 2007, we agreed to reduce the conversion price of the Series B convertible redeemable preferred stock from $53.70 per share to $22.50 per share owned by the Spencer Trask Specialty Group, LLC or STSG, a related party, and its affiliates. This agreement was in consideration of STSG deferring mandatory redemption from March 1, 2006 to June 1, 2009. Since we accounted for the Series B convertible redeemable preferred stock as “mezzanine debt,” we concluded that an evaluation of the amended terms should be performed pursuant to EITF No. 06-6. In accordance with this evaluation, we concluded the amendment resulted in a substantial difference as defined in EITF No. 06-6, and accordingly recorded a non-cash charge of $3.7 million to the consolidated statement of operations in year ended December 31, 2007.

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

Non-cash warrant expense – financial consultants

The non-cash warrant expense – financial consultants totaled $17.1 million for 2007. We did not incur non-cash warrant expense – financial consultants in 2006.  During 2007, we entered into various financial consulting agreements, pursuant to which 700,000 warrants were collectively issued to consultants to purchase common stock, all of which carry a five year term and an exercise price of $22.50 per share.  Management calculated the estimated fair value of the 700,000 warrants to be $17.1 million, using the Black-Scholes option-pricing model.

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

Non-cash debt extinguishment

In August 2007, we entered into an agreement with STSG and its affiliates to amend the Working Capital Facility, the January 2006 Promissory Note and the 2006 Promissory Notes (the “Referenced Debt”).  We performed an evaluation of the amendment whereby we determined the relative fair values of the additional warrants issued in connection with the amendments to the terms of the Referenced Debt, the conversion feature related to the debt and accrued interest in connection therewith, and the incremental value resulting from the change in the exercise price of previously issued warrants. After determining the incremental effect of the debt discount related to these terms, we concluded that debt extinguishment accounting should apply and recorded an immediate non-cash charge of $6.7 million directly to our consolidated statement of operations for the year ended December 31, 2007 representing the incremental fair value of the instruments issued.

Non-cash modification of redeemable preferred stock terms

In August 2007, we agreed to reduce the conversion price of the Series B convertible redeemable preferred stock from  $53.70 per share to $22.50 per share owned by STSG and its affiliates.  This agreement was in consideration of STSG deferring mandatory redemption from March 1, 2006 to June 1, 2009.  Since we accounted for the Series B convertible redeemable preferred stock as “a liability on the consolidated balance sheet,” we concluded that an evaluation of the amended terms should be performed pursuant to EITF No. 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments,” (“EITF No. 06-6”).  In accordance with this evaluation, we concluded the amendment resulted in a substantial difference as defined in EITF No. 06-6, and accordingly recorded a non-cash charge of $3.7 million to the consolidated statement of operations for the year ended December 31, 2007, representing the change in the relative values of the instrument.

Revaluation of Warrant Liability

In connection with the November 2006 Financing, the December 2006 Financings and the 2007 Financings, we determined that approximately 24.1 million common shares reserved for issuance under the warrants were in excess of authorized shares on a fully diluted basis (the “excess warrants”).  This required us to record the fair value of the warrants as a liability at each period.  Accordingly, we recorded revaluation of warrant liability expense of $10.3 million in the accompanying consolidated statements of operations for the year ended December 31, 2007.  We amended our certificate of incorporation on May 2, 2007 to increase the amount of authorized shares of common stock to 13,333,333 shares to permit the exercise of the excess warrants and accordingly, such liability was reclassified to equity.

Liquidity and Capital Resources

The consolidated financial statements have been prepared assuming that we will continue as a going concern; however, at our current and planned rate of spending, we believe that our cash and cash equivalents of $0.2 million, as of December 31, 2008 are not sufficient to allow us to continue operations without additional funding. Especially given the current economic climate, no assurance can be given that we will be successful in arranging additional financing needed to continue the execution of our business plan, which includes the development of new products.  Failure to obtain such financing may require management to substantially curtail operations, which may result in a material adverse effect on our financial position and results of operations. Since February 208, our only source of financing has been loans, development fees and milestone payments from our collaborative partner, Ferring.  These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern.

On December 31, 2008, our cash position was $0.2 million, and we had a working capital deficit of $11.5 million. There is substantial doubt about our ability to continue as a going concern.

Cash flows from operating activities

For the year ended December 31, 2008 we used $7.6 million of net cash in operating activities, as compared to using $21.6 million of net cash in operating activities during 2007, a decrease of $14.0 million, or 65.0%. The principal factors in both years were our net loss and non-cash items.  During 2008, we had a net loss of $8.0 million partially offset by $0.6 million of non-cash items and $(1.0) million of other items resulting in net cash used in operating activities of $7.6 million.  Non-cash items for 2008 include depreciation and amortization of $0.3 million, stock based compensation charges of $(7.2 million), amortization of note discount of $0.2 million, accrued registration rights penalty of $0.3 million, non-cash warrant expense to financial consultants of $0.1 million, inventory reserves of $0.1 million, and impairment of fixed assets and accrued facilities realignment costs of $2.6 million.  During 2007, we had a net loss of $70.8 million partially offset by $50.3 million of non-cash items and $(1.2) million of other items resulting in net cash used in operating activities of $21.6 million ..    Non-cash items for 2007 include non-cash interest of $2.3 million, warrant-based compensation to financial consultants of $17.1 million, non-cash debt extinguishment of $6.7 million, non-cash modification of redeemable preferred stock items of $3.7 million, loss from revaluation of warrants issued in excess of authorized shares of $10.3 million, stock based compensation charges of $8.2 million, inventory reserves of $1.4 million, $0.3 million in registration rights penalties and depreciation and amortization of $0.4 million.

Cash flows from investing activities

For the year ended December 31, 2008 net cash in investing activities provided $0.2 million, as compared to net  cash used in investing activities during 2007 of $0.1 million, an increase of $0.3 million, or 240.8%.  During 2008, the increase in cash provided by investing activities is primarily related to the corresponding increase in our restricted cash with respect to rental payments to our landlord by $0.2 million.

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

Cash flows from financing activities

For the year ended December 31, 2008, our financing activities provided us with $5.9 million of net cash, as compared to $21.2  million of net cash during 2007, a decrease of $15.3 million or 72.3%.  During the year ended December 31, 2008, we raised $1.8 million in net proceeds from private placements of common stock, $2.5 million in net proceeds from incurrence of a milestone advance from Ferring, 1.8 million in net proceeds from the exercise of warrants and $0.2 million from the December Notes issued to Ferring.

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

Financing Events in 2006, 2007 and 2008

2006 Private Placements

In the fourth quarter of 2006, we raised $5.75 million pursuant to which we issued to investors a total of (i) 1,533,333 shares of common stock and (ii) 766,667 warrants, each of which may be exercised for two years from the date of issuance to purchase an additional share of common stock for $6.75 per share (the “November 2006 Financing”). All numbers of shares and warrants set forth, as well as exercise prices, have been adjusted for the 1:15 reverse stock split.  These securities were offered in units of two shares of common stock and one warrant at a purchase price of $3.75 per unit (the “Unit”). Each warrant is callable us when the bid price of the common stock trades at or above $15.00 per share for twenty consecutive trading days. During 2007, the shares issued in connection with the November 2006 Financing became freely tradable under Rule 144. The warrants issued to investors expired in November 2008.

In connection with the November 2006 Financing, the Company paid finders fees to Wolverine International Holdings Ltd. (“Wolverine”) and to Spencer Trask Ventures, Inc. (“STVI”) a related-person of STSG, a principal stockholder of the Company, in the amount of $0.5 million and $0.1 million, respectively, representing 10% of the gross proceeds raised.  In addition, we issued to Wolverine and STVI warrants to purchase up to 63,333 and 13,333 shares, respectively, representing 10% of the Units issued to investors. Each warrant may be exercised for two years from the date of issuance to purchase two additional shares of common stock for $3.75 per share and $6.75 per share of common stock. Net proceeds were $5.1 million, with finder’s fees and other legal costs of $0.6 million recorded as a reduction of equity as a cost of the transaction.

Upon completion of the November 2006 Financing, we issued 473,333 shares of common stock to International Capital Advisory, Inc. (“ICA”) and four other finders in equal proportion as an advisory fee.  These shares are reflected in equity as a component of the cost of the transaction.

2006 $11.25 Private Placement

At the end of the fourth quarter of 2006,we sold an additional $5.3 million of common stock at $0.75 per share for a total of 470,243 shares (the "December 2006 Financing", and with the November 2006 Financing, the “2006 Financings”). In connection with the December 2006 Financing, we paid finders fees to Wolverine and STVI of $0.3 million each, representing 10% of the gross proceeds raised.  In addition, we issued to Wolverine and STVI warrants to purchase up to 22,753 and 24,271 shares of our common stock, respectively, representing 10% of the common stock issued to investors.  Each warrant may be exercised for five years from the date of issuance to purchase a share of common stock for $11.25 per share.  Net proceeds were $4.7 million, with finder’s fees and other legal costs of $0.6 million recorded as a reduction of equity as a cost of the transaction.

2007 Private Placements

During the year ended December 31, 2007, we raised $9.1 million pursuant to which we issued to investors a total of 807,378 shares of common stock at $11.25 per share. In connection with this financing, we paid finders fees to Wolverine and to STVI, in the amount of $0.9 million and $0.04 million, respectively, representing 10% of the gross proceeds raised.  In addition, we issued to Wolverine and STVI, warrants to purchase up to 77,444 and 3,294 shares of our common stock, respectively, representing 10% of the common stock issued to investors. Each warrant may be exercised for five years from the date of issuance to purchases shares of common stock for $11.25 per share. The transaction calls for filing of a registration statement to cover the resale of the common stock and the amount of common shares underlying the warrants issued to Wolverine and STVI pursuant to their agreements with the Company. Net proceeds were $8.0 million, with finder’s fees and other legal costs of $1.1 million recorded as a reduction of equity as a cost of the transaction.

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

Working Capital Facility

On February 23, 2007, STSG loaned us an additional $0.4 million in aggregate principal amount in the form of a senior secured promissory note subject to the terms of its Working Capital Facility with STSG, which was originally put into place in September 2004. In August 2007, we entered into an agreement with STSG to extend the maturity date of the Working Capital Facility to June 1, 2009, and through a further amendment on October 1, 2008, the maturity date has been extended to June 30, 2010. As of December 31, 2008 and 2007, the principal amount of $2.9 million was outstanding under this facility.

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

Milestone Advance from Ferring

Effective July 9, 2008, Ferring advanced a $2.5 million payment which would otherwise be due to us from Ferring should they elect to proceed with Phase II Clinical Trials (“Phase II”) as described in the License and Development Agreement dated as of September 27, 2004 (as heretofore amended, the “License Agreement”.)  The $2.5 million was advanced in the form of a loan, and we issued a $2.5 million principal amount secured note (“Note”) to Ferring. The Note bears interest at the rate of 10% per annum with a 12% per annum default interest rate. Interest accrues during the term of the Note and is payable in full at maturity. If Ferring elects to proceed with Phase II, the principal amount of the Note shall be paid off through application of the Phase II payment which would otherwise be due to us under the License Agreement; however, the term of the Note is two years if Ferring does not proceed with Phase II pursuant to the License Agreement.

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

On December 16, 2008, Ferring loaned us an additional $0.2 million in the form of a promissory note (“December Note”) issued by us to Ferring.  The December Note bears interest at the rate of 10% per annum with a 12% default interest rate.  Interest accrues during the term of the December Note and is due at maturity, which is March 15, 2009.

Cash Position

See “Liquidity” under “Management’s Discussion and Analysis” for information on our cash position.

Accrued Registration Rights

On November 12, 2004 we filed a registration statement with the SEC relating to the resale of shares of our common stock.  Since that registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continued, an amount equal to 2% of such purchase price, until we have cured the delay, with an overall cap on such liquidated damages of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. Interest expense, included in registration rights penalty in the accompanying consolidated statements of operations, was approximately $0.3 each year for the years ended December 31, 2008, 2007 and 2006. As of December 31, 2008, we accrued approximately $2.4 million for this penalty.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with capital and operating leases, manufacturing equipment, and employee agreements as set forth in the table below:

	Payments due by Period as of December 31, 2008
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$3,341,252	$697,694	$1,386,147	$753,321	$504,090
Manufacturing equipment	180,447	180,447	—	—	—
Capital lease obligations	—	—	—	—	—
Distribution agreement	91,775	91,775	—	—	—
Insurance financings	86,229	86,229	—	—	—
Debt obligations (2)	10,966,550	2,750,000	8,216,550	—	—
Advisory agreement	180,000	90,000	90,000	—	—
Total	$14,846,253	$3,896,145	$9,692,697	$753,321	$504,090
(1) includes $2,099,758 accrued as accrued facilities realignment cost at December 31, 2008.
(2) debt obligations are summarized as follows:

Lender	Amount	Due Date	Interest Rate
Ferring	$2,750,000	February – August 2009	10%
Spencer Trask (working capital facility)	$2,850,000	June 2010	13%
Spencer Trask (subordinated convertible notes)	$5,366,550	June 2010	13%
Total	$10,966,550

Effective as of September 28, 2004, the holders of Vyteris Holdings Series B convertible redeemable preferred stock were entitled to receive an annual cash dividend of 8% of the then applicable redemption price, as defined, out of funds legally available, payable quarterly. The dividends with respect to Vyteris Holdings Series B convertible redeemable preferred stock are not cumulative, whether or not earned or declared and shall be paid quarterly in arrears. We expect to accrue dividends of $0.6 million per year until redemption begins.

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

We are required to pay Becton Dickinson a royalty in respect of sales of each iontophoresis product stemming from intellectual property received by us from Becton Dickinson as part of our formation.  For each such product, on a country-by-country basis, that obligation continues for the later of 10 years after the date of the first commercial sale of such product in a country and the date of the original expiration of the last-to-expire patent related to such product granted in such country.  The royalty, which is to be calculated semi-annually, will be equal to the greater of 5% of all direct revenues, as defined below, or 20% of all royalty revenues, with respect to the worldwide sales on a product-by-product basis.  No royalties will be earned by Becton Dickinson prior to November 10, 2005.  “Direct revenues” are the gross revenues actually received by us from the commercial sale of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges or certain other expenses.  “Royalty revenues” are the gross revenues actually received by us from any licensing or other fees directly relating to the licensing of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges and certain other expenses. Total accrued royalty in the consolidated balance as of December 31, 2008 was insignificant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

VYTERIS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Vyteris, Inc. and Subsidiary as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vyteris, Inc. and Subsidiary at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 13 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes- an interpretation of Statement of Financial Accounting Standards No. 109.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As more fully described in Note 1, the Company has incurred recurring losses and is dependent upon obtaining sufficient additional financing to fund operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 1.  These financial statements do not include any adjustments to reflect the possible future effects of the recoverability of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Amper, Politziner & Mattia, LLP
Edison, New Jersey
March 16, 2009

 VYTERIS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$222,821	$1,716,671
Accounts receivable, net	2,559	7,257
Prepaid expenses and other current assets	129,178	246,519
Restricted cash	16,245	50,428
Total current assets	370,803	2,020,875

Restricted cash, less current portion	108,000	240,000
Property and equipment, net	298,983	688,800
Other assets	276,026	276,026
TOTAL ASSETS	$1,053,812	$3,225,701

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Senior secured convertible promissory note, net of discount	$—	$243,597
Senior secured convertible debentures – Ferring	2,750,000	—
Subordinated convertible notes due to related party	—	5,366,550
Accounts payable	2,798,923	1,897,359
Accrued registration rights penalty	2,402,029	2,141,132
Interest payable and accrued expenses due to related party	2,578,282	1,821,519
Accrued expenses, deferred revenue and current portion of capital lease obligations	1,379,724	2,262,295
Total current liabilities	11,908,958	13,732,452

Working capital facility to a related party	2,850,000	2,850,000
Subordinated convertible notes due to a related party, net of discount	5,366,550	—
Deferred revenue, less current portion	28,605	318,284
Accrued facilities realignment costs, less current portion	2,099,758	—

Preferred stock, 3,333,333 shares authorized:
Series B convertible, mandatorily redeemable preferred stock; 500,000 shares issued and outstanding on December 31, 2008 and December 31, 2007; liquidation preference $10,050,000 and $9,450,000 at December 31, 2008 and December 31, 2007, respectively	10,050,000	9,450,000
Total liabilities	32,303,871	26,350,736

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, par value $.015 per share; 33,333,333 shares authorized, 7,282,802 and 5,925,393 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	109,242	88,881
Additional paid-in capital	149,031,557	149,152,702
Accumulated deficit	(180,390,858)	(172,366,618)
Total stockholders’ equity (deficit)	(31,250,059)	(23,125,035)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,053,812	$3,225,701

The accompanying notes are an integral part of these consolidated financial statements.

VYTERIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
Revenues:
Product sales	12,119	$24,868	$70,159
Product development revenue	2,821,098	2,634,540	2,243,368
Other revenue	317,179	124,679	150,583
Total revenues	3,150,396	2,784,087	2,464,110

Costs and expenses:
Cost of sales	103,490	1,490,847	240,714
Research and development	6,269,636	8,956,962	8,080,228
General and administrative including (credit) for reversal of performance – based stock option grants of ($6.1) million in 2008	(125,155)	15,369,243	6,648,813
Sales and marketing	175,507	6,251,362	1,121,261
Facility realignment and impairment of fixed assets	2,565,434	82,637	192,850
Non-cash warrant expense – financial consultants	81,592	17,115,000	—
Registration rights penalty	260,897	260,184	260,184
Total costs and expenses	9,331,401	49,526,235	16,544,050
Loss from operations	(6,181,005)	(46,742,148)	(14,079,940)

Interest (income) expense:
Interest income	(42,984)	(210,359)	(93,435)
Interest expense to related parties	1,570,054	2,208,557	1,767,885
Interest expense	377,942	1,790,197	3,742,612
Interest expense, net	1,905,012	3,788,395	5,417,062

Other expenses:
Non-cash debt extinguishment	—	6,724,523	382,781
Non-cash modification of redeemable preferred stock terms	—	3,680,000	—
Revaluation of warrant liability	—	10,341,408	837,764
Total other expenses	—	20,745,931	1,220,545

Loss before benefit from state income taxes	(8,086,017)	(71,276,474)	(20,717,547)

Benefit from state income taxes	61,777	463,786	466,887
Net loss	$(8,024,240)	$(70,812,688)	$(20,250,660)

Net loss per common share:
Basic and diluted(1)	$(1.14)	$(13.28)	$(11.79)

Weighted average number of common shares:
Basic and diluted(1)	7,032,288	5,333,834	1,718,019

(1)  Numbers reflect 1:15 reverse stock split which occurred on June 17, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

VYTERIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance at January 1, 2006	1,286,257	$19,294	$63,862,168	$(88,943)	$(81,303,270)	$(17,510,751)
Reclassification of deferred stock compensation upon adoption of SFAS 123R	–	–	(88,943)	88,943	–	–
Stock-based compensation expense	–	–	934,500	–	–	934,500
Issuance of common stock for capital raised and preferred stock	2,003,573	30,054	11,010,174	–	–	11,040,228
Disbursements related to issuance costs of common stock raise and warrants	473,333	7,100	(1,240,759)	–	–	(1,233,659)
Issuance of common stock pursuant to conversion of subordinated convertible notes due to a related party	266,667	4,000	2,996,000	–	–	3,000,000
Issuance of warrants associated with working capital facility	–	–	591,800	–	–	591,800
Issuance of common stock upon cashless exercise of warrants	62,400	936	(936)	–	–	–
Issuance of common stock pursuant to conversion of senior secured convertible debentures	126,767	1,901	476,699	–	–	478,600
Issuance of warrants in connection with subordinated convertible notes due to a related party	–	–	62,267	–	–	62,267
Beneficial conversion of senior secured promissory note debentures	–	–	475,000	–	–	475,000
Reclassification of warrant value to a liability due to insufficient authorized shares	–	–	(8,155,604)	–	–	(8,155,604)
Net loss	–	–	–	–	(20,250,660)	(20,250,660)
Balance at December 31, 2006	4,218,997	63,285	70,922,366	–	(101,553,930)	(30,568,279)
Non-cash stock-based compensation expense	–	–	8,166,739	–	–	8,166,739
Exercise of stock options	20,044	301	501,227	–	–	501,528
Issuance of restricted shares under outside director compensation plan	5,179	78	57,522	–	–	57,600
Issuance of common stock for capital raised	1,420,488	21,307	22,856,692	–	–	22,877,999
Disbursements related to issuance costs of common stock raise and warrants	–	–	(2,417,512)	–	–	(2,417,512)
Issuance of warrants associated with working capital facility	–	–	736,287	–	–	736,287
Issuance of common stock pursuant to conversion of senior secured convertible debentures	256,989	3,855	959,852	–	–	963,707
Transfer of warrant liability to equity upon shareholder approval of sufficient authorized shares	–	–	19,334,776	–	–	19,334,776
Cashless exercise of warrants	3,696	55	(55)	–	–	–
Issuance of warrants to advisors	–	–	543,750	–	–	543,750
Issuance of warrants to financial consultants	–	–	17,115,000	–	–	17,115,000
Charge resulting from non-cash debt extinguishment, net of unamortized discount	–	–	6,696,058	–	–	6,696,058
Charge resulting from non-cash modification of redeemable preferred stock terms	–	–	3,680,000	–	–	3,680,000
Net loss	–	–	–	–	(70,812,688)	(70,812,688)
Balance at December 31, 2007	5,925,393	$88,881	$149,152,702	–	$(172,366,618)	$(23,125,035)
Non-cash stock based compensation expense (credits)	–	–	(4,051,359)	–	–	(4,051,359)
Issuance of common stock for capital raised, net	660,000	9,900	1,790,100	–	–	1,800,000
Exercise of warrants	611,895	9,178	1,826,505	–	–	1,835,683
Non-cash warrant expense – financial consultants	–	–	81,592	–	–	81,592
Issuance of warrants for services rendered	–	–	184,000	–	–	184,000
Issuance of common stock for services rendered	85,000	1,275	48,025	–	–	49,300
Adjustment to common stock related to reverse stock split	514	8	(8)	–	–	–
Net loss	–	–	–	–	(8,024,240)	(8,024,240)
Balance at December 31, 2008	7,282,802	$109,242	$149,031,557	$–	$(180,390,858)	$(31,250,059)

The accompanying notes are an integral part of these consolidated financial statements.

VYTERIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,024,240)	$(70,812,688)	$(20,250,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	286,300	386,865	599,094
Stock based compensation charges	(4,051,359)	8,166,739	934,500
Amortization of senior secured convertible debentures discount	—	753,659	1,539,371
Amortization of debt issuance costs	—	12,405	1,251,928
Amortization of discount on senior secured promissory note	231,403	231,547	12,050
Accrued registration rights penalty	260,897	260,184	260,184
Non-cash warrant expense – financial consultants	81,592	17,115,000	—
Non-cash debt extinguishment	—	6,724,523	—
Non-cash modification of redeemable preferred stock items	—	3,680,000	—
Inventory reserves	94,890	1,431,411	184,163
Impairment of fixed assets and accrued facilities realignment costs	2,565,434	82,638	192,850
Loss on extinguishment of debt	—	—	382,781
Loss from revaluation of warrants issued in excess of authorized shares	—	10,341,408	837,764
Warrants issued for working capital facility	—	736,287	591,800
Issuance of warrants to advisor and other service providers	184,000	543,750	—
Other	(209,851)	(73,150)	(32,802)
Change in operating assets and liabilities:
Accounts receivable	4,698	81,474	(15,232)
Inventory	(94,890)	(1,428,037)	(73,217)
Prepaid expenses and other assets	117,341	65,165	222,581
Accounts payable	901,564	(941,600)	1,316,722
Accrued expenses and other liabilities	(1,257,940)	(425,464)	1,452,384
Interest payable and accrued expenses to related parties	1,356,763	1,488,242	1,339,600
Net cash used in operating activities	(7,553,398)	(21,579,642)	(9,254,139)
CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash, net	166,182	100,566	1,188,757
Proceeds from the sale of property and equipment	9,800	—	—
Security deposit	—	—	(198,376)
Purchase of equipment	(4,695)	(222,200)	(95,799)
Net cash provided by (used in) investing activities	171,287	(121,634)	894,582
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from placement of common stock and warrants	1,800,000	20,530,759	9,847,989
Proceeds from exercise of options and warrants	1,835,683	501,528	—
Net proceeds from issuance of secured and unsecured promissory notes to a related party	—	350,000	8,366,550
Net proceeds from senior secured convertible debentures- Ferring	2,750,000	—	475,000
Repayment of senior secured convertible promissory note	(475,000)	—	—
Repayment of senior secured convertible debentures	—	—	(9,057,693)
Net proceeds from or (disbursements) related to capital lease obligations and other	(22,422)	(136,046)	73,240
Net cash provided by financing activities	5,888,261	21,246,241	9,705,086
Net (decrease) increase in cash and cash equivalents	(1,493,850)	(455,035)	1,345,529
Cash and cash equivalents at beginning of the year	1,716,671	2,171,706	826,177
Cash and cash equivalents at end of the year	$222,821	$1,716,671	$2,171,706

The accompanying notes are an integral part of these consolidated financial statements.

VYTERIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

	Years Ended December 31,
	2008	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$51,859	$38,346	$909,906
Issuance of warrants in connection with private placements of common stock	4,761,000	15,154,645	3,510,889
Issuance of common stock in exchange for services	—	—	7,100
Issuance of warrants in connection with issuance of secured promissory notes to related parties	—	—	591,800
Issuance of warrants in connection with issuance of subordinated convertible unsecured promissory note	—	—	62,267
Beneficial conversion of convertible notes	—	—	475,000
Conversion of convertible secured promissory notes payable to related parties into common stock	—	—	3,000,000
Conversion of senior secured convertible debentures into common stock	—	963,707	478,600
Reclassification of warrant value to a liability due to insufficient authorized shares	—	19,334,776	8,155,604
Cashless exercise of warrants for common stock	$—	$55	$936

The accompanying notes are an integral part of these consolidated financial statements.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation

Basis of presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During 2008, the Company raised a total of $1.8 million in a private placement pursuant to which the Company issued to investors a total of 660,000 shares of common stock at a purchase price of $3.00 per share. In addition, the Company temporarily reduced the exercise price of all of its issued and outstanding warrants to $3.00. The total number of warrants exercised was 611,895 resulting in gross proceeds of $1.8 million (see Note 10). The Company also borrowed $2.8 million from Ferring Pharmaceuticals Inc. (“Ferring”) the Company’s collaborative partner (see Note 9). Net proceeds from these financings have not provided sufficient funds for the Company’s current operations. Subsequent financings will be required to fund the Company’s operations and pay debt service requirements. No assurance can be given that the Company will be successful in arranging the further financing needed to continue the execution of its business plan, which includes the development of new products. Failure to obtain such financing will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue in business as a going concern.

Intercompany balances and transactions have been eliminated in consolidation.

Business

Vyteris, Inc. (formerly Vyteris Holdings (Nevada), Inc.), (the terms “Vyteris” and the “Company” refer to each of Vyteris, Inc., its subsidiary, Vyteris, Inc. (incorporated in the State of Delaware) and the consolidated company), has developed and produced the first FDA – approved electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to administer certain therapeutics either directly to the skin or into the bloodstream. In January 2005, Vyteris received approval from the United States Food and Drug Administration (“FDA”) for its manufacturing facility and processes for LidoSite. Vyteris holds 50 U.S. patents relating to the delivery of drugs across the skin using a mild electric current and operates in one business segment. Due to the limited commercial success of LidoSite, the Company de-emphasized the LidoSite project and is actively pursuing peptide and small molecule opportunities through, among other things, drug development partnerships.

Reverse Stock Split

On May 6, 2008, the Company implemented a 1-for-15 reverse stock split of the Company’s common stock. As a result of the reverse stock split, as of June 17, 2008, every fifteen shares of the Company’s common stock was combined into one share of common stock; and any fractional shares created by the reverse stock split were rounded up to the next nearest whole share. The reverse stock split affected all of the Company’s common stock, stock options, series B preferred stock and warrants outstanding immediately prior to the effective date of the reverse stock split.  The reverse stock split reduced the number of shares of the Company’s common stock outstanding at June 17, 2008 from approximately 107,959,312 shares to approximately 7,197,287 shares, and the number of authorized shares of common stock was reduced from 500,000,000 shares to 33,333,333 shares, and the par value was correspondingly increased to $0.015 per share.

All of the information presented in this Annual Report on Form 10K have been presented as if the 1-for-15 reverse stock split of the Company’s common stock had occurred during the period for which the specific information is presented.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Significant Accounting Policies

Cash equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the date of purchase to be cash equivalents.

Restricted cash

As of December 31, 2008 and 2007, the Company had $0.1 million and $0.3 million, respectively, of restricted cash that guarantees issued letters of credit to support its lease agreement.

Accounts receivable

Accounts receivable are unsecured and non-interest bearing and are recorded at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends and other information.  Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

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

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The cost of the product licensing and development agreements with Ferring, a leading pharmaceutical company in women’s health, was approximately $1.1 million, $1.3 million and $1.1 million, for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in research and development expense in the accompanying consolidated statements of operations.

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

Stock Based Compensation

The Company accounts for its stock based employee compensation plans under the Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), "Shared-Based Payment" ("SFAS No. 123R").  SFAS No. 123R addresses the accounting for shared based payment transactions in which an enterprise receives employee services for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments.  SFAS No. 123R requires that such transactions be accounted for using a fair value based method.

In considering the fair value of the underlying stock when the Company grants options or restricted stock, the Company consider several factors including the fair values established by market transactions. Stock-based compensation includes significant estimates and judgments of when stock options might be exercised, forfeiture rates and stock price volatility.  The timing of option exercises is out of the Company’s control and depends upon a number of factors including the Company’s market value and the financial objectives of the option holders.  These estimates can have a material impact on the Company’s stock compensation expense but will have no impact on the Company’s cash flows.

The Company accounts for equity awards issued to non-employees in accordance with EITF No. 96-18, Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services (EITF 96-18). EITF 96-18 requires the Company to measure the fair value of the equity instrument using the stock prices and other measurement assumptions as of the earlier of either the date at which a performance commitment by the counterparty is reached or the date at which the counterparty's performance is complete.

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

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic net loss per common share, or basic EPS, is computed by dividing net loss by the weighted-average number of common shares outstanding.  Diluted net loss per common share, or diluted EPS, is computing by dividing net loss by the weighted average number of shares and dilutive common share equivalents then outstanding.  Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of preferred stock and debentures.  For all years presented on the consolidated statement of operations, diluted EPS is identical to basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive due to net losses for the years ended December 31, 2008, 2007, and 2006. For the years ended December 31, 2008, 2007 and 2006, respectively, common stock equivalents of 7,353,348, 5,391,769 and 3,195,021 were excluded from the net loss per common share calculation because the effect of their inclusion would be anti-dilutive.

Long-lived assets

The Company reviews long-lived assets, including fixed assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows.  For the years ended December 31, 2008, 2007 and 2006, the Company recognized impairment charges of  $0.1 million, $0.1 million and $0.2 million, respectively, in the consolidated statements of operations, primarily relating to equipment used to produce the Company’s now de-emphasized LidoSite product line.

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

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Debt instruments, offering cost and the associated features and instruments contained therein

Deferred financing costs are amortized over the term of its associated debt instrument. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the debt instrument between the warrants and the debt based on their relative fair values in accordance with Accounting Principle Board No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value of the warrants issued to debt holders or placement agents are calculated utilizing the Black-Scholes option-pricing model. The Company amortizes the resultant discount or other features over the terms of the debt through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated. The Company’s debt instruments do not contain any embedded derivatives at December 31, 2008.

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

The Company’s current sole source of revenue is reimbursement of product development costs under its September 2004 product development agreement with Ferring. Although the Company has not experienced any delays in the receipt of this revenue, the Company is dependent on receipt of these reimbursements as its sole source of revenue.  Any delays or failure to receive reimbursements or changes in the Company’s collaborative agreement would result in a material adverse effect on the financial position and results of operations of the Company.

Recently issued accounting standards

In April 2008, the (FASB) issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact, if any of the adoption of FSP SFAS No. 142-3 on its financial statements.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In December 2007, the EITF issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements.”  EITF 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The provisions of EITF 07-1 will be adopted in 2009. The Company is in the process of evaluating the impact, if any, of adopting EITF 07-1 on our financial statements.

In September 2006, the FASB issued FASB Statement 157, “Fair Value Measurements” (“FASB  No.  157”). FASB No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, FASB No. 157does not require any new fair value measurements.  However, for some entities, the application of FASB No. 157 will change current practice.  The changes to current practice resulting from the application of FASB No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  The provisions of FASB No. 157 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company adopted FASB No. 157 effective January 1, 2008 for financial assets and the adoption did not have a significant effect on its financial statements.  The Company expects to adopt the remaining provisions of SFAS No. 157 beginning in 2009.

3.    Restructuring

On January 31, 2008, the Company reduced its workforce by approximately 32 employees that were solely or partially dedicated to LidoSite. The Company further reduced its workforce by three employees on June 26, 2008. These reductions in force and reductions in variable spending related to LidoSite are intended to reduce the Company’s ongoing working capital needs and monthly cash burn while reallocating resources to both peptide product delivery and other business development opportunities. The Company recorded approximately $0.2 million of severance related expenses, which are included in research and development, general and administrative and sales and marketing expenses in the consolidated statement of operations for the year ended December 31, 2008. There were no unpaid severance costs as of December 31, 2008. See Note 13, Note 15 and Note 17 for discussion of a former Company executive’s severance costs and lease abandonment costs.

4.    Inventories, net

Inventories, net consist of the following:

	December 31,
	2008	2007

Raw materials	$1,358,388	$1,319,026
Work in process	106,456	110,459
Finished goods	294,169	273,885
Inventory	1,759,013	1,703,370
Excess and obsolete inventory	(1,759,013)	(1,703,370)
Inventories, net	$-	$-

The Company assesses the valuation of its inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory and the lower of cost or market adjustment. The key factors in the Company’s inventory review process are the historical rates for raw material and fabricated patch meeting its product specification acceptance criteria and anticipated demand for its LidoSite product. Due to the de-emphasis of the LidoSite product, the Company has focused its resources and efforts in other product development areas. Accordingly, the Company recorded a full inventory reserves in cost of sales of $0.1 million, $1.4 million and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Property and Equipment, net

Property and equipment, net consist of the following:

	December 31,
	2008	2007

Manufacturing and laboratory equipment	$1,883,753	$1,883,753
Furniture and fixtures	156,543	326,672
Office equipment	363,142	402,008
Leasehold improvements	367,818	367,818
Software	205,210	202,376
Property and equipment	2,976,466	3,182,627
Less: Accumulated depreciation and amortization	(2,677,483)	(2,493,827)
Property and equipment, net	$298,983	$688,800

Depreciation and amortization expense, included in costs and expenses in the accompanying consolidated statements of operations, was approximately $0.3 million, $0.4 million and $0.6 million for each of the years ended December 31, 2008, 2007 and 2006, respectively.

In January 2008, the Company announced a de-emphasis of the sales and marketing efforts of its Lidosite product.  As a result, the Company incurred an impairment charge of $0.1 million for the year ended December 31, 2007 on the machinery and equipment used in the production of the Lidosite product.

In March 2008, the Company recorded an impairment charge of approximately $0.1 million on furniture and fixtures due to the consolidation of office space (see Note 14), which is included in facilities realignment and impairment of fixed assets expense in the consolidated statement of operations for the year ended December 31, 2008.

6.    Working Capital Facility

In September 2004, the Spencer Trask Specialty Group, LLC or STSG, a related party, agreed to provide the Company with up to $5.0 million in working capital loans, as amended, in the form of a secured demand promissory notes (the “Working Capital Facility”).  The Company borrowed $2.5 million under this Working Capital Facility as of December 31, 2006.  On February 23, 2007, STSG loaned to the Company $0.4 million in aggregate principal amount in the form of a senior secured promissory note subject to the terms of the Working Capital Facility. In connection with the loan, on a monthly basis until May 31, 2007, the Company issued to STSG warrants to purchase 3,285 shares of the Company’s common stock at an exercise price of $11.25 per share. Management estimated that the fair value of the 13,141 warrants issued during the year ended December 31, 2007 was approximately $0.2 million, using the Black-Scholes option-pricing model.  The fair value of these warrants is included in interest expense to related parties in the accompanying consolidated statements of operations.

As of December 31, 2008 and December 31, 2007, $2.9 million was outstanding under the Working Capital Facility and no additional amounts are available to be draw. The Working Capital Facility is secured by a lien on all of the Company’s and its operating subsidiary’s assets and bears interest at a rate equal to 9% per annum.. STSG has the option to convert the outstanding principal amount of the Working Capital Facility into Company common stock at a price of $22.50 per share.

Effective as of October 1, 2008, the Company entered into an agreement with STSG to amend the Working Capital Facility as follows:

(i)      to extend the maturity date of the Working Capital Facility to June 30, 2010,

(ii)     to obtain the agreement of STSG and its affiliates to subordinate rights with regard to certain security interests in certain collateral of the Company to new security interests to be granted up to an additional $5.0 million principal amount of further secured indebtedness, which the Company may seek, and

(iii)    to obtain the agreement of STSG and its affiliates to subordinate rights with regard to an additional $3.5 million in future advances of and/or loans against the Phase III milestone payment which may become due from Ferring under its License and Development Agreement with the Company.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company recorded accrued and unpaid interest to related parties of approximately $0.5 million and $0.3 million in interest payable and accrued expenses to related parties in the accompanying consolidated balance sheets as of December 31, 2008 and December 31, 2007, respectively.  Interest expense on the outstanding principal amount was approximately $0.3 million, $0.1 million and $0.1 million, respectively, for the years ended December 31, 2008, 2007 and 2006 and is included in interest expense to related parties in the accompanying consolidated statements of operations.

7.    Accrued Registration Rights Penalty

In connection with the delayed filing of a registration statement for securities sold pursuant to a $15.1 million private placement in 2004, the Company incurred approximately $1.4 million of liquidating damages in 2005. In addition, the Company is obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable.  The Company has not yet paid such amount and interest continues to accrue. Interest expense, included in registration rights penalty in the accompanying consolidated statements of operations, was $0.3 million for each the years ended December 31, 2008, 2007 and 2006.

8.    Accrued Expenses, Deferred Revenue and Other

Accrued expenses, deferred revenue and other consist of the following:

	December 31,
	2008	2007

Compensation, accrued bonuses and benefits payable	$330,715	$243,358
Continuous motion patch machine costs and delivery	180,447	192,500
Deferred revenue, current portion	97,178	124,678
Accrued insurance costs	86,229	109,414
Accrued accounting, legal and consulting fees	96,690	242,253
Accrued research and development third party costs	989	262,349
Outside services	6,504	227,200
Deposits payable to investors	-	325,000
Food and drug administration fees	125,942	131,991
Accrued facilities realignment costs – current portion	251,411	-
Other	203,619	403,552
Accrued expenses, deferred revenue and other	$1,379,724	$2,262,295

9.    Promissory Notes and Other Indebtedness

January 2006 Promissory Note

On January 31, 2006, STSG provided the Company with a $0.3 million loan in the form of 10.0% subordinated convertible unsecured promissory note (the “January 2006 Promissory Note”). Pursuant to the terms of the January 2006 Promissory Note, amounts outstanding have a maturity date of June 30, 2010. At any time prior to maturity date, STSG shall have the option to convert the entire January 2006 Promissory Note and interest accrued into shares of the Company's common stock at a conversion price of $22.50 per share. In connection with the January 2006 Promissory Note, the Company issued warrants to STSG that are exercisable into a maximum of 3,473 shares, in the aggregate, of the Company's common stock at an exercise price of $43.20 per share.

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

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

At December 31, 2008, the remaining balance of the January 2006 Promissory Note and the 2006 Promissory Notes is $5.4 million. Effective as of October 1, 2008, the Company entered into an agreement with STSG to conform the January 2006 Promissory Note and 2006 Promissory Notes with the same terms as the Working Capital Facility amendment (see note 6).

December 2006 Senior Secured Convertible Promissory Note

On December 11, 2006, the Company issued a senior secured convertible promissory note in the principal amount of $0.5 million to Allen Capital Partners. This promissory note accrued interest at a rate of 6% per annum and was payable on or before December 10, 2008. The principal and interest on this senior secured convertible promissory note was repaid in full on July 9, 2008.

In accordance with EITF 98-5 and EITF 00-27, the Company had determined that there was a beneficial conversion feature to the December 2006 Senior Secured Convertible Promissory Note in the amount of $0.5 million. This amount was being amortized over the life of the debt using the effective interest method.  Debt discount amortization expense in each of the years ended December 31, 2008 and 2007 was $0.3 million and $0.2 million, respectively, and is and included in interest expense in the consolidated statements of operations.

2007 Amendment to Various Debt Instruments

In August 2007, the Company entered into an agreement with STSG and its affiliates to amend the Working Capital Facility and the January 2006 Promissory Note and  2006 Promissory Notes (collectively referred to as the “Referenced Debt.”)  The Company performed an evaluation of the amendments to the Referenced Debt under EITF No. 06-06 “Debtor’s Accounting for a Modification (or Exchange) or Convertible Debt Instruments,” (“EITF 06-06”). Accordingly, the Company concluded that debt extinguishment accounting should apply and recorded an immediate non-cash charge of $6.7 million directly to its consolidated statement of operations in the third quarter of 2007, representing the incremental “fair value” of instruments issued.

Ferring Milestone Advance

Effective July 9, 2008, Ferring advanced a $2.5 million payment which would otherwise be due to the Company should Ferring elect to proceed with phase II clinical trials (“Phase II”) as described in the License and Development Agreement dated as of September 27, 2004 (as heretofore amended, the “License Agreement”) between Ferring and the Company. The $2.5 million was advanced in the form of a loan, and the Company issued a $2.5 million principal amount secured note (“Milestone Advance”) to Ferring. The Milestone Advance bears interest at the rate of 10% per annum with a 12% per annum default interest rate. Interest accrues during the term of the Milestone Advance and is payable in full at maturity. If Ferring elects to proceed with Phase II, the principal amount of the Milestone Advance shall be paid off through application of the Phase II payment which would otherwise be due to the Company under the License Agreement; however, the term of the Milestone Advance is two years if Ferring does not proceed with Phase II pursuant to the License Agreement.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pursuant to a Security Agreement entered into on July 9, 2008 between the Company and Ferring, STSG and its affiliates agreed to subordinate rights with regard to the PMK-300 machinery (to be utilized in production of patches for its infertility product being developed in conjunction with Ferring (“Product”). Accordingly, the Company’s obligations under the Milestone Advance are collateralized by a first lien to the PMK-300 machinery.

Simultaneously, the Company and Ferring entered into a Letter Agreement which provided, in part, as follows:

●	Ferring’s license under the License Agreement has become an irrevocable license (subject to Ferring’s fulfillment of its obligations under the License Agreement);

●	Ferring has been granted the irrevocable option to manufacture the Product; and

●
During the term of the Milestone Advance, the Company is restricted from making payments to related parties (other than compensation to current officers and directors) and may only use proceeds from the Note to pay for costs under its agreements and other essential corporate operating expenses.

In a related transaction, Ferring loaned the Company an additional $50,000 to enable payoff of the existing $0.5 million principal amount note with Allen Capital Partners, which payoff in full took place on July 8, 2008. The terms of the $50,000 note are identical to the terms of the Milestone Advance, except that the term is fixed at one year. The balance of the funds utilized to pay off the Allen Capital note were obtained from the Company’s operating capital resources, and the Allen Capital note was paid in full in accordance with its original terms. The payoff of this Milestone Advance also caused the termination of Allen Capital’s senior lien on the Company’s assets, and STSG and its affiliates now retain the senior secured position, subject to Ferring’s first lien on the PMK 300 machine.

On December 16, 2008, Ferring loaned us an additional $0.2 million in the form of a promissory note (“December 2008 Note”) issued by us to Ferring.  The December 2008 Note bears interest at the rate of 10% per annum with a 12% default interest rate.  Interest accrues during the term of the December 2008 Note and is due at maturity, which is March 15, 2009.

In March 2009, the Company repaid both the Milestone advance and the December 2008 Note.  Details of these repayments are set forth in Note 19 – “Subsequent Events”.

10.  Private Placements of Common Stock and Warrants

$3.75 Private Placement

In the fourth quarter of 2006, the Company raised $5.75 million pursuant to which the Company issued to investors a total of (i) 1,533,333 shares of common stock and (ii) 766,667 warrants, each of which may be exercised for two years from the date of issuance to purchase an additional share of common stock for $6.75 per share (the “November 2006 Financing”). These securities were offered in units of two shares of common stock and one warrant at a purchase price of $3.75 per unit (the “Unit”). Each warrant is callable by the Company when the bid price of the common stock trades at or above $15.00 per share for twenty consecutive trading days. During 2007, the shares issued in connection with the November 2006 Financing became freely tradable under Rule 144. The warrants issued to investors expired in November 2008.

In connection with the November 2006 Financing, the Company paid finders fees to Wolverine International Holdings Ltd. (“Wolverine”) and to Spencer Trask Ventures, Inc. (“STVI”) a related-person of STSG, a principal stockholder of the Company, in the amount of $0.5 million and $0.1 million, respectively, representing 10% of the gross proceeds raised.  In addition, the Company issued to Wolverine and STVI warrants to purchase up to 63,333 and 13,333 shares, respectively, representing 10% of the Units issued to investors. Each warrant may be exercised for two years from the date of issuance to purchase two additional shares of common stock for $3.75 per share and $6.75 per share of common stock. Net proceeds were $5.1 million, with finder’s fees and other legal costs of $0.6 million recorded as a reduction of equity as a cost of the transaction.

Upon completion of the November 2006 Financing, the Company issued 473,333 shares of common stock to International Capital Advisory, Inc. (“ICA”) and four other finders in equal proportion as an advisory fee.  These shares are reflected in equity as a component of the cost of the transaction.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2006 $11.25 Private Placement

At the end of the fourth quarter of 2006, the Company sold an additional $5.3 million of common stock at $11.25 per share for a total of 470,243 shares (the "December 2006 Financing", and with the November 2006 Financing, the “2006 Financings”). In connection with the December 2006 Financing, the Company paid finders fees to Wolverine and STVI of $0.3 million each, representing 10% of the gross proceeds raised.  In addition, the Company issued to Wolverine and STVI warrants to purchase up to 22,753 and 24,271 shares of the Company's common stock, respectively, representing 10% of the common stock issued to investors.  Each warrant may be exercised for five years from the date of issuance to purchase a share of common stock for $11.25 per share.  Net proceeds were $4.7 million, with finder’s fees and other legal costs of $0.6 million recorded as a reduction of equity as a cost of the transaction.

2007 $11.25 Private Placements

In the first six months of 2007, the Company raised a total of $9.1 million pursuant to which the Company issued to investors a total of 807,378 shares of common stock at $11.25 per share (the “Initial 2007 Financings”). In connection with the 2007 Financings, the Company paid finders fees to Wolverine and STVI a related-person of STSG, a principal stockholder, in the amount of $0.9 million and $0.04 million, respectively, representing 10% of the gross proceeds raised. In addition, the Company issued to Wolverine and STVI warrants to purchase up to 77,444 and 3,294 shares of the Company's common stock, respectively, representing 10% of the common stock issued to investors.  Each warrant may be exercised for five years from the date of issuance to purchases share of common stock for $11.25 per share. Net proceeds were $8.0 million, with finders fees and other legal costs of $1.0 million recorded as a reduction of equity as a cost of the transaction.

2007 $22.50 Private Placement

In July 2007, the Company raised a total of $13.8 million pursuant to which the Company issued to investors a total of 613,111 shares of common stock at a purchase price of $22.50 per share (“July 2007 Financing”, and with the Initial 2007 Financings, the “2007 Financings”). The subscribers were also issued warrants to purchase the Company’s common stock in an amount equal to the number of shares purchased with an exercise price of $45.00 per share. In connection with the July 2007 Financing, the Company paid a finders fee to Ramp International, Inc. (“Ramp”), as assignee from Wolverine for $1.3 million, representing 10% of the gross proceeds raised. In addition, the Company issued to Wolverine and Ramp warrants to purchase up to 61,311 shares of the Company's common stock, representing 10% of the common stock issued to investors. Each warrant may be exercised for five years from the date of issuance to purchase shares of the Company’s common stock for $45.00 per share. Net proceeds of the July 2007 Financing were $12.5 million, with finder’s fees and other legal costs of $1.3 million recorded as a reduction of equity as a cost of the transaction.

February 2008 Private Placement

In February of 2008, the Company raised a total of $1.8 million in a private placement pursuant to which the Company issued to investors a total of 600,000 shares of common stock at a purchase price of $3.00 per share (“February 2008 Financing”). The investors were issued warrants to purchase Company common stock in the amount of two times the number of shares purchased, or 1,200,000 total warrants. Those investor warrants have a five year term and have an exercise price of $3.00 per share, and contain a mandatory exercise provision at the Company’s election should the market price of the Company’s common stock be at least $4.50 for 20 consecutive trading days. In connection with the February 2008 Financing, the Company paid a finders fee to Ramp in the amount of $0.2 million representing 10% of the gross proceeds raised. Ramp reinvested its cash fee in the February 2008 Financing and received 60,000 shares of common stock and 120,000 warrants. In addition, the Company issued to Ramp warrants to purchase up to 60,000 shares of the Company's common stock, respectively, representing 10% of the common stock to be issued to investors. All warrants issued to Ramp contain terms identical to the terms of the warrants issued to the investors in the February 2008 Financing. Net proceeds (after reinvestment of the cash finders fee) were $1.8 million, with no legal or other professional fees attributed thereto as offering costs.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company accrued dividends in arrears on the Series B Preferred Stock by recognizing $0.6 million for each of the years ended December 31, 2008, 2007 and 2006, of interest expense to related parties in the accompanying consolidated statement of operations and increasing the redemption value of the  Series B Preferred Stock. With respect to the distribution of assets, the Series B Preferred Stock ranks senior to the Company’s common stock. Each share of the Series B Preferred Stock is convertible at any time, at the option of the holder, into common stock at $22.50 per share pursuant to an agreement with STSG as of August 2007.

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

In August 2007, the Company, (as a part of the restructuring of the Working Capital Facility, January 2006 Promissory Note and 2006 Promissory Notes) agreed to reduce the conversion price of the Series B Preferred Stock from $53.70 per share to $22.50 per share.   Since the Company accounted for the Series B Preferred Stock as a liability on the consolidated balance sheet pursuant to Accounting Series Release No. 268, the Company concluded that an evaluation of the amended terms should be performed pursuant to EITF 06-6.  In accordance with this evaluation, the Company concluded that the incremental beneficial conversion feature (decrease in conversion price from $53.70 per share to $22.50 per share) resulted in a “substantial difference” as defined in EITF 06-6, and accordingly recorded a non-cash charge directly to the consolidated statement of operations of $3.7 million.

12.  Related Party Transactions

In addition to the Working Capital Facility described in Note 6, the Promissory Notes described in Note 9, the private placements of common stock and warrants described in Note 10, Series B, Convertible, Mandatorily Redeemable Preferred Stock described in Note 11 and the security deposit in Note 14, the Company had the following related party transactions:

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In 2006, Talle Creative (“Talle”) billed $76,321 in website and marketing services to the Company, which was paid in full. When Monumed began providing services to the Company in late 2006, several of the personnel, who had provided services to the Company on behalf of Talle, were also some of the personnel who provided services to the Company on behalf of Monumed. In early 2008, Mr. McIntyre informed the Company that Talle was a minority equity owner in Monumed; however, the Company’s management and its Board of Directors were unaware of an equity ownership by Talle in Monumed until the 2008 disclosure.

On February 4, 2008, the Company’s Board of Directors was also made aware that Mr. McIntyre has an indirect familial relationship with Monumed.  Mr. McIntyre stated that CFTB, LLC (“CFTB”) owns 50.2% of the membership interests in Monumed and that CFTB is wholly-owned by Carey Cuttone, Mr. McIntyre’s spouse.  The Company paid to Monumed a total of $1.3 million and $0.3 million during 2007 and 2006, respectively.

The Special Assessment Committee, formed as a result of the Company's Board of Director's meeting with its independent auditor on February 13, 2008, undertook an analysis of the services provided by Monumed, including retention of a third party firm to assess the value of the services provided. Taking into account the results of the firm’s analysis, the Company believes that the fees charged exceeded the value of services provided. Given these findings, the Company’s Board of Directors, based upon the recommendation of the Special Assessment Committee, authorized the Company’s management to negotiate a settlement with Monumed.  Pursuant to a Settlement and Mutual Release Agreement, dated October 27, 2008, between the Company and Monumed, Monumed forgave the approximately $0.2 million in outstanding invoices owed to it for services rendered, and the parties exchanged mutual releases.  The forgiveness is included as reduction to selling and marketing expense as of the year ended December 31, 2008 on the consolidated statement of operations.  See Note 16 to these consolidated financial statements for a discussion of the settlement between the Company and Mr. McIntyre.

As of February 4, 2008, December 31, 2007 and December 31, 2006, unpaid invoices owed by the Company to Monumed amounted to approximately $0.2 million in each of the periods. In addition, as a result of the redirection of the Company business toward the development of peptides, the utilization of Monumed’s services was not material during 2008.

Other related party transactions include the following:

•
At December 31, 2008 and 2007, approximately $71,000 is included in interest payable and accrued expenses due to related party in the accompanying consolidated balance sheets for amounts owed to STSG and STVI for certain expenses paid on behalf of the Company.

•
On April 26, 2005, the Company announced the appointment of Russell O. Potts, Ph.D. to its Board of Directors.  Dr. Potts has served the Company as a consultant in drug delivery, glucose monitoring and medical devices since April 2003.  The Company paid Dr. Potts approximately $21,000, $87,000 and $80,000 for consulting services and out of pocket expenses for the years ended December 31, 2008, 2007 and 2006,  respectively.

•
On March 12, 2007, the Company borrowed from Donald F. Farley, Chairman of the Board of Directors of the Company, $0.2 million at an interest rate of 10% per annum, plus reimbursement to Mr. Farley for his closing costs. The Company repaid this loan plus accrued interest in full on March 28, 2007. Additionally, Mr. Farley was paid $40,000 for the year ended December 31, 2008 for the performance of interim CEO services.

•
At December 31, 2008, approximately $0.05 million has been either paid or is included in accrued expenses, deferred revenue and other in the accompanying consolidated balance sheets for amounts owed to Arthur Courbanou for additional services performed as Chairman of the Special Assessment Committee.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  Income Taxes

The Company has available for federal and New Jersey income tax purposes net operating loss carryforwards (“NOLs”), subject to review by the authorities, aggregating approximately $106.6 million and $75.9 million, respectively. NOLs for federal purposes expire from 2021 to 2028 and New Jersey from 2010 to 2015. The difference between the deficit accumulated for financial reporting purposes and the net operating loss carryforwards for income tax purposes is primarily due to differences in accounting and tax bases of certain assets resulting from the Transaction Agreement.

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

Except as described below, the Company has not recorded a provision for or benefit from income taxes in the accompanying consolidated financial statements due to recurring losses and the uncertainty of the future realization of its deferred tax assets.  Accordingly, the Company has provided a full valuation allowance against its deferred tax assets. The valuation allowance for the years ended December 31, 2008 and 2007 decreased by approximately $7.9 million and increased by approximately $27.8 million, respectively.

Significant components of the Company’s deferred tax assets at December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Net operating tax loss carryforwards	$40,737,000	$38,350,000
Research and development tax credits	1,804,000	1,350,000
Amortization of loan discount and accrued interest, related party	5,180,000	4,546,000
Stock Warrants - Beneficial warrant conversion and revaluation	530,000	7,138,000
Fixed asset depreciation	743,000	766,000
Inventory reserves	703,000	680,000
Allowance for asset impairments	1,987,000	963,000
Stock based compensation	2,218,000	3,836,000
Registration rights penalties	959,000	855,000
Non-cash warrants – consultants	6,868,000	6,836,000
Non-cash modification of preferred stock	-	1,470,000
Non-cash debt extinguishment	-	2,686,000
Other	528,000	705,000
Total deferred tax asset	$62,257,000	70,181,000
Less valuation allowance	(62,257,000)	(70,181,000)
Net deferred tax asset	$—	$—

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” (“FIN 48”).  FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to any uncertainty in income taxes. The Company adopted the provisions of FIN 48 as of January 1, 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. As a result, no reserves or liabilities for uncertain income tax positions, interest or penalties have been recorded pursuant to FIN 48. As of December 31, 2007 and December 31, 2008, there were no unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in any future periods.  In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.  Tax returns for years beginning after December 31, 2003 remain subject to examination by major tax jurisdictions as of December 31, 2008.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In 2008, 2007, and 2006 the Company sold approximately $0.8 million, $3.8 million and $5.8 million, respectively, of its State Net Operating Loss carryforwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale in 2008, 2007, and 2006, net of commissions, were $0.1 million, $0.5 million and $0.5 million, respectively, and such amounts were recorded as a tax benefit in the accompanying consolidated statements of operations. The State of New Jersey renews the Program annually and currently limits the aggregate proceeds to $60 million. The Company cannot be certain if it will be able to sell any of its remaining or future New Jersey loss carryforwards or tax credits under the Program.

A reconciliation of the statutory tax rates for the years ended December 31, 2008, 2007 and 2006 is as follows:

	December 31,
	2008	2007	2006

Statutory rate	(34)%	(34)%	(34)%

State income tax – sale of net operating losses	(1)%	(1)%	(2)%
Research and development credits	(2)%	(1)%	(1)%
Change in valuation allowance and other items	36%	35%	39%
Benefit for income tax	(1)%	(1)%	(2)%

14.  Commitments and Contingencies

Legal

From time to time, the Company is involved in other lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. As of December 31, 2008, there were no matters pending that we expect to have a material adverse impact on the Company’s business, results of operations, financial condition or cash flows except for approximately several accounts payable collection claims and litigation.  There are also pending claims for past due accounts payable, which are not detailed. Such payables have been accrued at December 31, 2008 on the consolidated balance sheet.

Leases

In August 2006, the Company entered into a five year lease agreement for its principal facility which houses its FDA approved manufacturing operations. As part of the agreement, the Company paid $0.2 million for a security deposit and issued a $0.2 million letter of credit to the landlord. As of December 31, 2008, the letter of credit is secured by a $0.1 million cash account owned by STSG, a principal stockholder of and lender to the Company, and $0.1 million covered by a restricted cash account owned by the Company.

In May 2005, the Company entered into a ten year lease for an additional 26,255 square feet of space in a new expansion facility, approximately 200 yards from the above facility. This facility includes both warehouse and office space.  The Company paid $0.1 million for a security deposit. Given the de-emphasis of Lidosite, the Company does not anticipate a current or short term need for this manufacturing facility.  Therefore, during the first quarter of 2008 the Company  consolidated all operations (including offices) into our main operating  facility at  13-01 Pollitt Drive  and approached the landlord to seek an early lease termination. The Company and the landlord were in discussions regarding termination of the lease; however, on or about February 25, 2009, the Company was sued by the landlord of the 17-01 Pollitt Drive location, which it abandoned in the first quarter of 2008, seeking compensatory damages and possession of the demised premises.  The present value of remaining lease payments is $2.0 million; however, the complaint fails to state a liquidated amount of damages.  The Company is currently seeking to procure counsel to defend it in this action. The Company recognized the present value of future remaining lease costs of $2.6 million in facilities realignment and fixed asset impairment costs in the consolidated statement of operations for the twelve months ended December 31, 2008. A The facility realignment plan is as follows:

Totals
Balance as of December 31, 2007	$-
Facilities realignment charge	2,350,600
Deferred rent adjustment	179,067
Accretion	132,606
Payments	(311,104)
Balance as of December 31, 2008	$2,351,169

Less current portion included in accrued expenses, deferred revenue and other	(251,411)
Present value of abandoned operating lease payments	$2,099,758

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2008, the minimum lease payments under non-cancelable operating leases for equipment and office and facility space are as follows:

Operating Leases
Years ended December 31,
2009	$697,694
2010	728,708
2011	657,439
2012	417,261
2013	336,060
Thereafter	504,090
Total minimum lease payments	$3,341,252

Rent expense recorded in the accompanying consolidated statements of operations was approximately $0.4 million, $0.6 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

15.  Stock Based Compensation Plans and Employment Agreements

2005 Stock Option Plans

In April 2005, the Board of Directors and stockholders of the Company approved the 2005 Stock Option Plan (the “2005 Stock Option Plan”). Under the 2005 Stock Option Plan, incentive stock options and non-qualified stock options to purchase shares of the Company’s common stock may be granted to directors, officers, employees and consultants. At adoption, a total of 193,460 shares of the Company’s common stock were available for issuance pursuant to the 2005 Stock Option Plan. On May 31, 2007, the Company’s Board of Directors voted unanimously to increase the number of shares of Company stock available for issuance under the Plan to 993,461.

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

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

1.
Cash payments consist of a $25,000 annual retainer, $5,000 annually for serving on a Board Committee, $5,000 annually for acting as the Chairman of a Committee, and $15,000 annually for acting as Chairman of the Board.

2.
Options with a fair market value strike price and 10 year term consisting of a 3,334 initial option grant, vesting quarterly over two years, at 417 per quarter and a 2,000 annual option grant, vesting quarterly over one year, at 500 options per quarter.

As of December 31, 2008, the Company issued 637,167 options to purchase shares of the Company’s common stock.

In August 2007, the Company’s Board of Directors adopted the 2007 Directors’ Incentive Plan and replaced the 2005 Directors’ Incentive Plan. As of December 31, 2007, 5,179 shares of restricted common stock with immediate vesting were granted to its Board of Directors under the 2005 Outside Director Stock Incentive Plan.

2008 Amendments to the 2005 Stock Option Plans  and the 2007 Directors’ Incentive Plan

Effective as of December 31, 2008, the Company amended both its 2005 Stock Option Plan and the 2007 Directors’ Incentive Plan to increase the number of options available for grant under each plan pursuant to authorization provided by the unanimous consent of its Board of Directors.  Specifically, the number of options available in its 2007 Directors’ Incentive Plan was increased by 750,000 options from 333,333 options to 1,083,333 options, and the number of options available in its 2005 Stock Option Plan was increased by 1,500,000 options from 973,417 options to 2,473,417 options.

All stock options information reflects a 1:15 reverse stock split which occurred on June 17, 2008.  Stock option transactions for the years ended December 31, 2008, 2007 and 2006 under all plans are as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price	Intrinsic Value
Outstanding at December 31, 2005	166,931	$21.45- $45.60	$39.75
Granted	134,667	4.20 - 21.75	18.00
Exercised	-	-	-
Forfeited	(20,207)	21.45 - 45.60	42.15
Outstanding at December 31, 2006	281,391	4.20 - 45.60	29.55
Granted	526,000	8.10 - 41.40	33.15
Exercised	(20,044)	4.20 - 28.65	25.05
Forfeited	(85,681)	4.20 - 45.60	38.25
Outstanding at December 31, 2007	701,666	4.20 - 45.60	31.35	$44,600
Granted	2,103,238	0.25-5.25	0.44
Exercised	-	-	-
Forfeited	(451,780)	0.50-45.60	34.88
Outstanding at December 31, 2008	2,353,124	0.25-45.60	3.02	-
Exercisable at December 31, 2008	1,113,088	$0.25-$45.60	5.61	-

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes information about stock options outstanding and exercisable under all plans at December 31, 2008:

	Options Outstanding at December 31, 2008			Options Exercisable at December 31, 2008
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares	Weighted Average Exercise Price
$ 0.25-18.60	2,166,321	$0.82	9.40	933,992	$1.18
$ 18.61-21.75	86,536	19.73	3.40	86,042	19.71
$ 21.76-24.00	20,267	23.26	8.66	15,273	23.26
$ 24.01-31.50	17,155	29.65	5.31	14,929	29.36
$ 31.51-45.60	62,845	42.25	6.81	62,852	42.24
$ 0.25-45.60	2,353,124	$3.02	9.42	1,113,088	$5.61

The following table summarizes the Company’s unvested stock awards (see Note 17 – employment agreements for discussion of awards to certain officers) under all plans as of December 31, 2008 and 2007:

	As Of December 31, 2008		As Of December 31, 2007
Unvested Stock Option Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1,	480,989	$32.70	136,787	$14.10
Awards	2,103,238	$0.44	526,000	$28.65
Forfeitures	(394,914)	$35.51	(18,433)	$16.80
Vestings	(949,277)	$1.84	(163,365)	$26.10
Unvested at December 31,	1,240,036	$0.69	480,989	$32.70

Stock options available for grant under all stock option plans covered a total of 1,203,707 shares of common stock at December 31, 2008.  Stock options available for grant under the 2005 Stock Option Plan covered 757,541 shares of stock, and the Outside Director Stock Incentive Plans covered 446,166 shares of stock at December 31, 2008.

The fair value of stock-based awards was estimated using the Black-Scholes model, or in the case of awards with market or performance based conditions, the binomial model with the following weighted-average assumptions for stock options granted in years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
Expected holding period (years)	5.0	8.4	5.0
Risk-free interest rate	2.28%	4.61%	4.44%
Dividend yield	0%	0%	0%
Fair value of options granted	$0.19	$1.91	$1.33
Expected volatility	91.86%	97.4%	96.6%
Forfeiture rate	15.21%	15.21%	8.39%

The Company’s computation of expected life is based on historical exercise and forfeiture patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The key factors in the Company’s determination of expected volatility are historical and market-based implied volatility, comparable companies with longer stock trading periods than the Company and industry benchmarks.  The following table sets forth the total stock-based compensation expense resulting from stock options in the Company’s consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
Research and development	528,419	$372,186	$291,953
General and administrative	(4,548,759)	7,603,215	640,232
Sales and marketing	(31,019)	191,338	2,315
Stock-based compensation expense before income taxes	(4,051,359)	8,166,739	934,500
Income tax benefit	-	-	-
Total stock-based compensation expense after income taxes	$(4,051,359)	$8,166,739	$934,500

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2008, $0.7 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.5 years.

In March 2008, the Company recognized a credit of $6.2 million due to the forfeiture of unvested performance based stock options, previously granted to former Chief Executive Officer (“CEO”), Timothy McIntyre, upon his resignation as CEO which resulted in the reversal of previously recognized expense related to such options. In April 2008, the Company recognized a credit of $1.0 million due to the forfeiture of unvested performance based stock options, previously granted to the former Chief Financial Officer, Anthony Cherichella, upon his resignation which resulted in the reversal of previously recognized expense related to such options.

16.  Material Agreements

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

In addition, on September 13, 2006, the Company entered into an advisory consulting agreement with ICA pursuant to which ICA will provide advice to the Company with respect to investor relations, financing and other strategic decisions.  Pursuant to the advisory consulting agreement, the Company agreed to pay to ICA an advisory fee of $12,500 per month from September 1, 2006, until August 1, 2007, and $15,000 per month from September 1, 2007, until August 1, 2009.  In September 2008, the Company amended the terms of the advisory agreement by agreeing to pay the sum of $0.1 million, to extend the term and expiration date to December 31, 2010 and to reduce the monthly cash fee from $15,000 to $7,500 as follows: the Company shall pay $7,500 per month starting January 2009 through December 31, 2010 (with no cash fee due for services before January 2009 other than as set forth above) and  reduced the exercise price on 350,000 warrants previously issued to ICA, from $22.50 post-split per share to $3.00 post-split per share. Management estimated that the fair value of the reduction in the exercise price of the warrants  was approximately $0.1 million and is reflected in the accompanying consolidated statements of operations for the year ended December 31, 2008.  This amount was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions; 2.5% risk-free interest rate, 3.0 years expected holding period and 85.2% expected volatility.

Furthermore, in 2006, the Company issued to ICA (or its affiliates) 473,333 shares of its common stock, valued at $3.75 per share which approximates the quoted market value at such date, since ICA assisted the Company in raising $15.0 million in funding.  As of December 31, 2007, ICA has assisted the Company in raising a total of $32.9 million in funding in 2007 and 2006.

Employment Agreements

On March 21, 2008, the Company entered into a Separation and General Release Agreement (“Separation Agreement”) with Timothy McIntyre, the Company’s former Chief Executive Officer.  The Agreement provides for the following:

●	Mr. McIntyre resigned as President and Chief Executive Officer and a Director of the Company, effective as of March 21, 2008.

●
Mr. McIntyre was paid an annual bonus for 2007 equal to $98,000 within 10 days of effectiveness of the Agreement, and shall be paid severance equal to $152,000 on the nine-month and fifth day following his termination from employment. This payment is recorded in accrued expenses, deferred revenue and other in the consolidated balance sheet as of December 31, 2008.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

●	Mr. McIntyre was entitled to retain 120,000 stock options issued to him which have vested as of the date of the Agreement, but all unvested stock options have immediately terminated.

●	Mr. McIntyre has released the Company from certain claims related to his employment and resignation.

Pursuant to a Settlement and Mutual Release Agreement, dated October 27, 2008, between the Company and Monumed, Monumed forgave the approximately $0.2 million in outstanding invoices owed to it for services rendered, and the parties exchanged mutual releases. In addition, in lieu of the remaining $152,000 payment which was due Mr. McIntyre, the Company paid $75,000 on October 27, 2008, and agreed to pay an additional $25,000 on each of November 26, 2008 and December 24, 2008. The Company recorded $50,000 outstanding under this agreement in accrued expenses, deferred revenue and other consolidated balance sheet as of December 31, 2008.

Senior Executive Employment Agreements

On November 21, 2008, the Company entered into an employment agreement with  Dr. Hartounian.   Dr. Hartounian was elected President of the Company effective as of May 1, 2008 with a term expiring December 1, 2009, which is renewable for an additional 18 month period.  Dr. Hartounian base salary is $0.3 million per year and  is eligible for a bonus of up to 40% of his salary payable in cash.  He is also eligible to receive 166,667 options with 83,333 options vesting over six quarters in equal amounts of 13,889 options per quarter, and 83,334 options which shall vest upon achievement of certain agreed upon milestones.

On November 21, 2008, the Company entered into an employment agreement with Joseph N. Himy.  Mr. Himy was elected CFO of the Company effective as of May 1, 2008 with a term expiring December 1, 2009, which is renewable for an additional 18 month period.  His base salary is $0.2 million per year and is eligible for a bonus of up to 25% of his salary payable in cash or stock.  Mr. Himy is also eligible to receive 65,000 options with 32,500 options vesting over six quarters in equal amounts of 5,417 options per quarter, and 32,500 options which shall vest upon achievement of certain agreed upon milestones.

Consulting Agreements with Wolverine and Viking Investment Group

On July 25, 2007, the Company entered into a consulting agreement (the “Wolverine Agreement”) with Wolverine with respect to consulting services and strategic relationships for both the capital and pharmaceutical industries. The Wolverine Agreement has a one year term. The fees under the Wolverine Agreement are: $0.5 million (paid in July 2007) and warrants to purchase up to 350,000 shares of Company common stock, all of which carry a five year term and an exercise price of $22.50 per share. The warrants carry standard cashless exercise provisions and contain a provision which prohibits exercise if at any time Wolverine and its affiliates beneficially own more than 9.9% of the Company’s common stock. During 2007 and 2006, Wolverine has also acted as an advisor for the Company with respect to various common stock private placements. The Company has made payments (in cash or Company's securities) to financial advisors in the past, including ICA, Wolverine, and certain other finders all of whom may have business and other relationships with one another.

On July 26, 2007, the Company entered into a consulting agreement (the “VIG Agreement”) with Viking Investment Group II Inc. (“VIG”) to provide certain financial consulting services to the Company. The VIG Agreement has a one year term. The fees under the VIG Agreement are: $0.5 million (paid in July 2007) and warrants to purchase up to 350,000 shares of Company common stock, all of which carry a five year term and an exercise price of $22.50 per share. The warrants carry standard cashless exercise provisions and contain a provision which prohibits exercise if at any time VIG and its affiliates beneficially own more than 9.9% of the Company’s common stock.

Management estimated that the fair value of the 700,000 warrants collectively issued to Wolverine and VIG was approximately $17.1 million and is reflected in the accompanying consolidated statements of operations for the year ended December 31, 2007.  This amount was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions; 4.80% risk-free interest rate, 5.0 years expected holding period and 91.9% expected volatility. The Company recorded the full fair value of these warrants in the consolidated statement of operations for the year ended December 31, 2007 as a current expense because (i) the warrants vest immediately, (ii) the warrants are not subject to forfeiture, and (iii) substantial performance under the consulting agreements has been completed.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other

On June 8, 2007, in consideration for Roswell Capital’s grant of an extension on an option to obtain financing granted to the Company and for a break up fee, if funding was not consummated by June 30, 2007, the Company agreed to pay Roswell Capital Partners a fee of $0.1 million and to grant Roswell a warrant to purchase up to 7,500 shares of the Company’s common stock, at an exercise price of $18.75 per share, with a warrant term of 5 years.   `

On August 16, 2007, in consideration for assistance in structuring a possible financing, the Company granted an outside third party a warrant to purchase up to 13,333 shares of the Company’s common stock, at an exercise price of $28.50 per share, with a warrant term of 5 years.  Management estimated that the fair value of the 13,333 warrants issued was approximately $0.3 million, using the Black-Scholes option-pricing model with the following weighted average assumptions; 4.26% risk-free interest rate, 5.0 years expected holding period and 91.9% expected volatility.  The fair value of these warrants is included in interest expense in the accompanying consolidated statements of operations.

On March 28, 2008, pursuant to a letter agreement entered into between the Company and DDN/Obergfel, LLC (“DDN”), the Company granted DDN a warrant to purchase up to 53,333 shares of the Company’s common stock, at an exercise price of $1.65 per share, with a warrant term of 5 years. Management estimated that the fair value of the 53,333 warrants issued was approximately $0.2 million, using the Black-Scholes option-pricing model with the following weighted average assumptions; 2.65% risk-free interest rate, 5.0 years expected holding period and 91.9% expected volatility.  The fair value of these warrants is included in general and administrative expense in the accompanying consolidated statements of operations.

17.  Loss Per Share and Warrant Information

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share for the years ended December 31, 2008, 2007 and 2006 (adjusted to reflect 1:15 reverse stock split).

	Years Ended December 31,
	2008	2007	2006
Numerator:
Net loss	$(8,024,240)	$(70,812,688)	$(20,250,660)
Denominator:
Weighted average shares	7,032,288	5,333,834	1,718,019
Basic and diluted net loss per share	$(1.14)	$(13.28)	$(11.79)

The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period.

	December 31,
	2008	2007	2006
Convertible preferred stock	500,000	333,333	69,833
Convertible debt	491,847	491,847	532,726
Warrants	4,008,377	3,864,920	2,311,067
Options	2,353,124	701,669	281,395
Total	7,353,348	5,391,769	3,195,021

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warrant transactions for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2005	532,611	$15.00–$143.25	$48.60
Granted	1,788,455	3.75 – 67.05	12.75
Exercised	–	–	–
Forfeited	(10,000)	15.00-15.00	15.00
Outstanding at December 31, 2006	2,311,066	3.75 – 143.25	25.80
Granted	1,605,628	11.25 – 28.50	22.20
Exercised	(6,111)	7.35 – 7.35	7.35
Forfeited	(45,663)	3.75 – 67.05	49.50
Outstanding at December 31, 2007	3,864,921	$3.75 – 143.25	7.50
Granted	1,433,356	3.00 – 24.75	2.97
Exercised	(611,895)	3.75 – 67.05	3.00
Forfeited	(678,006)	6.75 – 6.75	6.75
Outstanding at December 31, 2008	4,008,377	$1.65 –$143.25	11.00

The following table summarizes information about warrants outstanding and exercisable at December 31, 2008:

	Warrants Outstanding and Exercisable At December 31, 2008
Exercise Price	Number of Shares	Weighted Average Exercise Price	Expiration Dates
$ 1.65-6.75	2,366,908	$3.38	2009 -2013
$ 11.25-11.55	540,210	11.51	2011- 2014
$ 15.90-18.75	308,317	16.33	2009- 2010
$ 22.50-22.50	479,944	22.50	2011- 2012
$ 28.50-43.20	247,451	40.90	2009-2013
$ 67.05-143.25	65,547	70.44	2009-2010
$ 1.65-143.25	4,008,377	$11.00	2009-2014

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.  Unaudited Quarterly Results of Operations

Summarized unaudited quarterly operating results for years ended December 31, 2008 and 2007 are as follows:

	Quarters Ended
	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March. 31 2008
Total revenue	407,038	877,075	1,146,532	719,751
Cost of sales	320	396	-	102,774
Research and development	1,374,066	1,488,214	1,613,798	1,793,558
General and administrative	989,124	996,744	417,585	(2,528,608)
Sales and marketing	(203,402)	8,760	192,413	177,736
Facilities realignment and impairment of fixed assets	54,786	40,438	37,382	2,432,828
Other	65,580	147,173	64,868	64,868
Total costs and expenses	2,280,474	2,681,725	2,326,046	2,043,156
Loss from operations	(1,873,436)	(1,804,650)	(1,179,514)	(1,323,405)
Interest expense, net	458,515	553,771	451,834	440,892
Loss before benefit from state taxes	(2,331,951)	(2,358,421)	(1,631,348)	(1,764,297)
Benefit from state income taxes	61,777	-	-	-
Net loss	$(2,270,174)	$(2,358,421)	$(1,631,348)	$(1,764,297)
Net loss per common share:
Basic and diluted	$(0.32)	$(0.33)	$(0.23)	$(0.27)
Weighted average number of shares:
Basic and diluted	7,206,117	7,197,821	7,197,684	6,519,782

	Quarters Ended
	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March. 31 2007
Total revenue	228,524	787,383	817,879	950,301
Cost of sales	1,388,328	101,519	1,000	-
Research and development	2,273,007	2,457,898	2,090,954	2,135,103
General and administrative	4,082,594	6,772,787	2,961,778	1,552,084
Sales and marketing	1,638,511	2,787,076	1,530,044	295,731
Other	148,932	17,179,867	64,867	64,155
Total costs and expenses	9,531,372	29,299,147	6,648,643	4,047,073
Loss from operations	(9,302,848)	(28,511,764)	(5,830,764)	(3,096,772)
Interest expense, net	363,517	679,789	1,337,026	1,408,063
Non-cash debt extinguishment	-	6,724,523	-	-
Non-cash modification of redeemable preferred stock	-	3,680,000	-	-
Revaluation of warrant liability	-	-	5,057,237	5,284,171
Total other expense, net	-	10,404,523	5,057,237	5,284,171
Loss before benefit from state taxes	(9,666,365)	(39,596,076)	(12,225,027)	(9,789,006)
Benefit from state income taxes	463,786	-	-	-
Net loss	$(9,202,579)	$(39,596,076)	$(12,225,027)	$(9,789,006)
Net loss per common share:
Basic and diluted	$(1.55)	$(6.89)	$(2.32)	$(2.25)
Weighted average number of shares:
Basic and diluted	5,925,375	5,743,267	5,279,343	4,342,289

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.  Subsequent Events

In March 2009, the Company entered into a transaction with Ferring whereby it agreed to fund the first half of the 2009 development budget up to $3.3 million, in exchange for which the Company has granted Ferring a senior security interest in its assets (which Ferring has agreed to subordinate to the security interest of new third party lenders for a value of over $3.3 million) and which security interest expires when the Company delivers patches required for Phase III clinical trials. Ferring also agreed to buy the PMK 150 patch manufacturing machine for $1.0 million of which $0.5 million was paid at closing (half to satisfy outstanding loans to Ferring) and the balance of which will be paid on April 30, 2009 (part to satisfy accrued and unpaid interest on loans to the Company from Ferring).  Ferring will lease the PMK 150 patch manufacturing machine back to the Company at a rental amount of $1,000 per month.  The Company has also granted Ferring a two year option to purchase its PMK 300 patch  manufacturing machine at a price to be negotiated in good faith.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

A.    Disclosure

As of the end of the period covered by this Annual Report on Form 10-K, management performed, with the participation of our Principal Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the significant deficiencies, which are being remediated, in our internal control over financial reporting described below, our Principal Executive Officer and our Principal Accounting Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial  reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management, and other personnel, to provide reasonable  assurance regarding the  reliability  of  financial reporting and the preparation of financial statements for  external purposes in accordance with general accepting accounting principals.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies.

In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2008, and as a result, have concluded that the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

On October 27, 2008, we entered into a Supplemental Agreement with Mr. McIntyre (to the Separation Agreement), pursuant to which, in lieu of the remaining $152,000 payment which was due, it paid him $75,000 on October 27, 2008, and was scheduled to pay him an additional $25,000 on each of November 26, 2008 and December 24, 2008.  The remaining $50,000 has not been paid as of February 15, 2009.

In order to protect the process against another similar incident, we have had further discussion and information with our management and Board of Directors with respect to disclosure of potential related party transactions  and relationship with vendors and require completion of annual questionnaires designed to prevent further omissions in disclosure of such transactions.  The Board has adopted a policy that all related party transactions must be approved in advance by its Audit Committee.  We have also encourage interim internal discussion by our officers and directors of any transactions and/or relationships which they may believe could be construed to lead to related party transactions.

Segregation of Duties

We currently have accounting staff limited to our CFO and two support staff members.  Limited resources in this area may not provide sufficient staffing for internal control purposes.  We monitor this situation closely and have plans to add consulting support as needed in this area and as resources permit.

Conclusion

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to our directors will be contained in the section captioned “Structure of the Board of Directors” and “Compensation of Non-Named Executive Officer Directors” of the Definitive Proxy Statement, expected to be filed on or about April 28, 2009 with the Commission, relating to our 2008 Annual Meeting of Stockholders (“2008 Proxy Statement”), which is scheduled to be held on June  10, 2009. Information with respect to Item 405 disclosure of delinquent Form 3, 4 or 5 filers will be contained in the section captioned “Section 16(A) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement. Those portions of the 2008 Proxy Statement are incorporated herein by reference.

The Company has adopted a code of ethics entitled “Code of Ethics for the Senior Financial Officers, Executive Officers and Directors of Vyteris, Inc.”  A copy is available to any person without charge upon written request to:

Vyteris, Inc.
Attention: Investor Relations
13-01 Pollitt Drive
Fair Lawn, New Jersey 07430

ITEM 11.	EXECUTIVE COMPENSATION

A description of the compensation of our executive officers will be contained in the section captioned “Executive Officer Compensation” and “Compensation Committee Interlocks and Insider Participation” of the 2008 Proxy Statement. That portion of the 2008 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

A description of the security ownership of certain beneficial owners and management will be contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the 2008 Proxy Statement. That portion of the 2008 Proxy Statement is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

A description of our equity compensation plans will be contained in the section captioned “Executive Officer Compensation” of the 2008 Proxy Statement. That portion of the 2008 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain relationships and related transactions with management will be contained in the section captioned “Certain Relationships and Related Transactions” in the 2008 Proxy Statement. That portion of the 2008 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

A description of the principal accounting fees and services will be contained in the section captioned “Principal Accounting Fees and Services” in the 2008 Proxy Statement. That portion of the 2008 Proxy Statement is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a) (1)	Financial Statements — See Index to Consolidated Financial Statements at Part II, Item 8 of this report.

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable, not required or is included elsewhere in the financial statements or notes thereto.

(a) (3)	Exhibits

The following exhibits are filed with this report:

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

10.17
Lease, dated December 14, 2004, between CK Bergen Holdings, L.L.C. and Vyteris, Inc. is incorporated by reference to Exhibit 10.17 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2004.

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

10.72
11.5% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on January 31, 2006 is incorporated by reference to Exhibit 10.72 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2005.

10.73
Note and Warrant Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated January 31, 2006 is incorporated by reference to Exhibit 10.73 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2005.

10.74
Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated January 31, 2006 is incorporated by reference to Exhibit 10.74 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2005.

10.75
Warrant Agreement issued to Spencer Trask Specialty Group, LLC on January 31, 2006 is incorporated by reference to Exhibit 10.75 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2005.

10.76
10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on February 13, 2006 is incorporated by reference to Exhibit 10.76 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2005.

10.77
Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated February 13, 2006 is incorporated by reference to Exhibit 10.77 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2005.

10.78
Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated February 13, 2006 is incorporated by reference to Exhibit 10.78 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2005.

10.79
10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on February 16, 2006 is incorporated by reference to Exhibit 10.79 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2005.

10.80
Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated February 16, 2006 is incorporated by reference to Exhibit 10.80 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2005.

10.81
Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated February 16, 2006. 10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on February 16, 2006 is incorporated by reference to Exhibit 10.81 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2005.

10.82
10.0% Convertible Promissory Note issued to Spencer Trask Specialty Group, LLC on March 20, 2006 is incorporated by reference to Exhibit 10.82 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2005.

10.83
Note Purchase Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated March 20, 2006 is incorporated by reference to Exhibit 10.83 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2005.

10.84
Registration Rights Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated March 20, 2006 is incorporated by reference to Exhibit 10.84 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2005.

10.85
Separation Agreement between the Registrant and Michael McGuinness, dated March 16, 2006 is incorporated by reference to Exhibit 10.85 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2005.

10.86
Separation Agreement between the Registrant and Vincent DeCaprio, dated December 27, 2005 is incorporated by reference to Exhibit 10.86 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2005.

10.87
Employment Agreement, Stock Option Agreement between the Registrant and Timothy McIntyre, dated January 1, 2006.  Guaranty between and Spencer Trask Specialty Group, LLC and Timothy McIntyre, dated January 1, 2006 is incorporated by reference to Exhibit 10.87 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2005.

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

10.130	Spencer Trask Ventures, Inc. Proposal for the Acquisition of Lehigh Valley Technologies, Inc. by the Registrant dated February 23, 2007.

10.131	Subscription Agreement, dated July 2007

10.132	Form of Investor Warrant, dated July 2007

10.133	Product Marketing Agreement between Vyteris, Inc. and Laboratory Corporation of America Holdings, dated June 5, 2007

10.134	2007 Outside Director Cash Compensation and Stock Incentive Plan.

10.135	2007 Stock Option Plan.

10.136	International Capital Advisory, Inc., Consulting Agreement dated July 25, 2007, as assigned to Wolverine International Holdings, on July 25, 2007.

10.137	Agreement to Engage Viking Investment Group II Inc. as a Financial Consultant dated July 26, 2007.

10.138	Consulting Sales and Promotion Agreement with Caswood Group, Inc., dated May 11, 2007.

10.139	Employment Agreement between Vyteris, Inc. and Anthony Cherichella, dated as of August 1, 2007.

10.140	Allonge, Amendment and Waiver No. 6 between the Company and Spencer Trask Specialty Group, LLC and affiliated entities, dated September 24, 2007.

10.141	Separation and General Release Agreement between Vyteris, Inc. and Timothy J. McIntyre, dated as of March 21, 2008.

10.142	Letter Agreement between Ferring Pharmaceuticals, Inc. and Vyteris, Inc., dated July 8, 2008.

10.143	$2,500,000 Principal Amount Secured Note, executed by Vyteris, Inc. in favor of Ferring Pharmaceuticals, Inc., dated July 8, 2008.

10.144	$50,000 Principal Amount Secured Note, executed by Vyteris, Inc. in favor of Ferring Pharmaceuticals, Inc., dated July 8, 2008.

10.145	Security Agreement, between Vyteris, Inc. and Ferring Pharmaceuticals, Inc., dated July 8, 2008.

10.146	Certificate of Change of Vyteris, Inc., filed with the Nevada Secretary of State on May 6, 2008.

10.147	Employment Agreement between the Company and Haro Hartounian, dated November 21, 2008

10.148	Employment Agreement between the Company and Joseph Himy, dated November 21, 2008

10.149	$200,000 Principal amount note, executed by Vyteris, Inc., in favor of Ferring Pharmaceuticals, Inc., dated December 2008.

10.150	Letter Agreement, executed by Vyteris, Inc., Vyteris, Inc. and Ferring Pharmaceuticals, Inc., dated March 2009

10.151	Equipment Lease, executed by Vyteris, Inc. and Ferring Pharmaceuticals, Inc., dated March 2009

10.152	Security Agreements, executed by Vyteris, Inc. and Ferring Pharmaceuticals, Inc., dated March 2009

16.1	Letter from Madsen & Associates, CPA's, Inc. dated November 5, 2004 is incorporated by reference to Exhibit 16.1 to Treasure Mountain Holdings’ Current Report on Form 8-K filed November 5, 2004.

21.1	Subsidiaries of Treasure Mountain is incorporated by reference to Exhibit 21.1 to Treasure Mountain Holdings’ Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vyteris , Inc.

March 17, 2009	By:	/s/ Haro Hartounian
Haro Hartounian
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated..

Signature	Title	Date

/s/ DONALD F. FARLEY	Chairman of the Board of Directors	March 17, 2009
Donald F. Farley

/s/ HARO HARTOUNIAN	President, Chief Executive Officer	March 17, 2009
Haro Hartounian	and Director (Principal Executive Officer)

/s/ JOSEPH N. HIMY	Chief Financial Officer	March 17, 2009
Joseph N. Himy	(Principal Accounting Officer)

/s/ JOHN BURROWS	Director	March 17, 2009
John Burrows

/s/ ARTHUR COURBANOU	Director	March 17, 2009
Arthur Courbanou

/s/ DAVID DIGIACINTO	Director	March 17, 2009
David DiGiacinto

/s/ SUSAN GUERIN	Director	March 17, 2009
Susan Guerin

/s/ RUSSELL O. POTTS	Director	March 17, 2009
Russell O. Potts