Form 10-Q
period 2009-03-31
Vyteris Holdings (Nevada), Inc.
filed 2009-05-20
CIK 1139950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

YES  ☒       NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐       NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

CLASS	OUTSTANDING AT MAY 5, 2009
Common stock, par value $.001 share	7,282,802

VYTERIS, INC.

FORM 10-Q

INDEX

Vyteris® and LidoSite® are our trademarks. All other trademarks, servicemarks or trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

ITEM 1. FINANCIAL STATEMENTS

VYTERIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31
	2009	2008
ASSETS	(Unaudited)
Cash and cash equivalents	$133,419	$222,821
Accounts receivable, net	604,529	2,559
Prepaid expenses and other current assets	81,406	129,178
Restricted cash	16,247	16,245
Total current assets	835,601	370,803

Restricted cash, less current portion	108,000	108,000
Property and equipment, net	230,980	298,983
Other assets	201,026	276,026
TOTAL ASSETS	$1,375,607	$1,053,812

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Senior secured convertible debentures – Ferring	$—	$2,750,000
Accounts payable	2,753,927	2,798,923
Accrued registration rights penalty	2,466,184	2,402,029
Interest payable and accrued expenses due to related party	2,816,821	2,578,282
Accrued expenses	1,700,644	1,282,546
Deferred revenue	1,377,154	97,178
Total current liabilities	11,114,730	11,908,958

Working capital facility to a related party	2,850,000	2,850,000
Subordinated convertible notes due to a related party, net of discount	5,366,550	5,366,550
Deferred revenue, less current portion	2,584,240	28,605
Accrued facilities realignment costs, less current portion	2,035,652	2,099,758

Preferred stock, 3,333,333 shares authorized:
Series B convertible, mandatorily redeemable preferred stock; 500,000 shares issued and outstanding on March 31, 2009 and December 31, 2008	10,200,000	10,050,000
Total liabilities	34,151,172	32,303,871

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, par value $0.015 per share; 33,333,333 shares authorized, 7,282,802 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	109,242	109,242
Additional paid-in capital	149,168,452	149,031,557
Accumulated deficit	(182,053,259)	(180,390,858)
Total stockholders’ equity (deficit)	(32,775,565)	(31,250,059)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,375,607	$1,053,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2009	2008
Revenues:
Product sales	$—	$8,323
Product development	626,931	680,258
Other revenue	187,556	31,170
Total revenues	814,487	719,751

Cost and expenses:
Cost of sales	—	102,774
Research and development	761,504	1,793,558
General and administrative (including credit for reversal of performance – based stock option grants of $5.2 million in 2008)	1,077,218	(2,350,873)
Facilities realignment and impairment of fixed assets	126,609	2,432,828
Registration rights penalty	64,155	64,868
Total cost and expenses	2,029,486	2,043,155
Loss from operations	(1,214,999)	(1,323,404)

Interest (income) expense:
Interest income	(330)	(20,770)
Interest expense to related parties	388,538	391,188
Interest expense	59,194	70,474
Interest expense, net	447,402	440,892

Net loss	$(1,662,401)	$(1,764,296)

Net loss per common share:
Basic and diluted (1)	$(0.23)	$(0.30)

Weighted average number of common shares:
Basic and diluted (1)	7,282,802	6,519,782

(1)  Numbers reflect 1:15 reverse stock split which occurred on June 17, 2008.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2008	7,282,802	$109,242	$149,031,557	$(180,390,858)	$(31,250,059)
Non-cash stock based compensation expense, net	-	-	136,895	-	136,895
Net loss for the three months ended March 31, 2009	-	-	-	(1,662,401)	(1,662,401)
Balance at March 31, 2009	7,282,802	$109,242	$149,168,452	$(182,053,259)	$(32,775,565)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,662,401)	$(1,764,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,651	86,149
Stock based compensation charges (credits)	136,895	(4,045,077)
Amortization of discount on senior secured promissory note	-	60,084
Accrued registration rights penalty	64,155	64,868
Facility realignment and impairment of fixed assets	-	2,432,828
Other	121,689	(23,890)
Change in operating assets and liabilities:
Accounts receivable	(601,970)	4,500
Prepaid expenses and other assets	122,772	60,122
Accounts payable	(44,996)	(4,923)
Accrued expenses and other liabilities	1,007,553	(548,087)
Interest payable and accrued expenses to related parties	388,538	427,741
Net cash (used in) operating activities	(409,114)	(3,249,981)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash	-	(1,028)
Purchase of equipment	-	(1,861)
Net cash (used in) investing activities	-	(2,889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placements of common stock and warrants	-	1,800,000
Net proceeds from exercise of warrants	-	1,835,683
Net proceeds from sale of manufacturing agreement	569,712	-
Repayment of secured convertible debentures	(250,000)	-
Repayment of capital lease obligations and other	-	(8,150)
Net cash provided by financing activities	319,712	3,627,533

Net (decrease) increase in cash and cash equivalents	(89,402)	374,663
Cash and cash equivalents at beginning of the period	222,821	1,716,671
Cash and cash equivalents at end of the period	$133,419	$2,091,334

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,433	$3,185
Repayment of secured convertible debenture in exchange for milestone payment	2,500,000	-
Fair value of warrants issued in connection with private placement	-	4,554,000
Fair value of warrants issued to placement agents	-	207,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS
(UNAUDITED)

1.	Organization and Basis of Presentation

Business

Vyteris, Inc. (formerly Vyteris Holdings (Nevada), Inc.; the terms “Vyteris” and the “Company” refer to each of Vyteris, Inc., its subsidiary, Vyteris, Inc. (incorporated in the State of Delaware) and the consolidated company), has developed and produced the first FDA – approved electronically controlled transdermal drug delivery system that transports drugs through the skin comfortably, without needles. This platform technology can be used to administer certain therapeutics either directly to the skin or into the bloodstream. In January 2005, Vyteris received approval from the United States Food and Drug Administration (“FDA”) for its manufacturing facility and processes for LidoSite.  This product is not currently being pursued by the Company and has not been pursued beyond an unsuccessful launch in 2007.Vyteris holds approximately 50 U.S. patents relating to the delivery of drugs across the skin using a mild electric current and operates in one business segment. The Company is pursuing peptide and small molecule opportunities through, among other things, drug development partnerships.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The report of the independent registered public accounting firm relating to the audit of the Company's consolidated financial statements for the year ended December 31, 2008 contains an explanatory paragraph expressing uncertainty regarding our ability to continue as a going concern because of the Company's operating losses and its continuing need for additional capital.

During 2008, the Company raised a total of $1.8 million in a private placement pursuant to which the Company issued to investors a total of 660,000 shares of common stock at a purchase price of $3.00 per share. In addition, the Company temporarily reduced the exercise price of all of its issued and outstanding warrants to $3.00. The total number of warrants exercised was 611,895 resulting in gross proceeds of $1.8 million. The Company also borrowed $2.8 million from Ferring Pharmaceuticals Inc. (“Ferring”), the Company’s collaborative partner. No fundraising has been consummated in 2009, although the Company sold its PMK 150 patch manufacturing machine to Ferring for $1.0 million, in order to repay $0.5 million in indebtedness to Ferring and to fund its operations. The Company’s sole other source of cash flow in 2009 has been through reimbursement of product development costs in its infertility development project with Ferring.  Net proceeds from these sources have not provided sufficient funds for the Company’s current operations. Subsequent financings will be required to fund the Company’s operations and pay debt service requirements. No assurance can be given that the Company will be successful in arranging the further financing needed to continue the execution of its business plan, which includes the development of new products. Failure to obtain such financing will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue in business as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. The report of the independent registered public accounting firm relating to the audit of the Company's consolidated financial statements for the year ended December 31, 2008 contains an explanatory paragraph expressing uncertainty regarding our ability to continue as a going concern because of the Company's operating losses and its need for additional capital.  The condensed consolidated balance sheet as of December 31, 2008 has been derived from those audited consolidated financial statements. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
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

All of the information presented in this Quarterly Report on Form 10-Q have been presented as if the 1-for-15 reverse stock split of the Company’s common stock had occurred during the period for which the specific information is presented.

2.	Significant Accounting Policies

Accounting policies

There have been no significant changes in the Company’s accounting policies (as detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2008). The following significant accounting policies are included herein.

Risk and uncertainties

The Company purchases raw materials and components from single-source suppliers. All inventory is fully reserved at December 31, 2008 and March 31, 2009.  Some of those materials or components are custom-made and are the result of long periods of collaboration with suppliers. Although the Company has not experienced significant supply delays attributable to supply changes, the Company believes that, for electrode subcomponents and hydrogel in particular, alternative sources of supply would be difficult to develop over a short period of time. Because the Company has no direct control over its third-party suppliers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary parts or products, the Company may be unable to redesign or adapt its technology to work without such parts or find alternative suppliers or manufacturers. In such events, the Company could experience interruptions, delays, increased costs, or quality control problems.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes” and Financial Accounting Standards Board (“FASB”) FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“FIN No. 48”). Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

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

Debt instruments, offering costs and the associated features and instruments contained therein

Deferred financing costs are amortized over the term of its associated debt instrument. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the debt instrument between the warrants and the debt based on their relative fair values in accordance with Accounting Principle Board No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value of the warrants issued to debt holders or placement agents are calculated utilizing the Black-Scholes option-pricing model. The Company amortizes the resultant discount or other features over the terms of the debt through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated. The Company’s debt instruments do not contain any embedded derivatives at March 31, 2009.

Recently issued accounting standards

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008.  There was no impact to the Company’s condensed consolidated financial statements for the adoption of FSP SFAS No. 142-3.

In December 2007, the Emerging Issues Task Force Statement (“EITF”) issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements.”  EITF 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The provisions of EITF 07-01 have been adopted in 2009. EITF 07-1 has had no impact on the Company’s condensed consolidated financial statements.

In September 2006, the FASB issued FASB Statement 157, “Fair Value Measurements” (“FASB  No.  157”). FASB No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, FASB No. 157does not require any new fair value measurements.  However, for some entities, the application of FASB No. 157 will change current practice.  The changes to current practice resulting from the application of FASB No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  The provisions of FASB No. 157 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company adopted FASB No. 157 effective January 1, 2008 for financial assets and the adoption did not have a significant effect on its financial statements.  The Company has adopted the remaining provisions of SFAS No. 157 beginning in 2009.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

In June 2008, the FASB ratified EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock” ("EITF 07-05"). EITF 07-05 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-05, results in the instruments no longer being considered indexed to the company's own stock.  On January 1, 2009, the Company adopted EITF 07-05 and re-evaluated its issued and outstanding warrants that contain a strike price adjustment feature. The Company reclassified certain warrants from equity to a derivative liability and used the Black-Scholes valuation model to determine the fair market value of the warrants.  Based upon the Company’s re-evaluation, EITF 07-05 has had no material impact on the Company’s condensed consolidated financial statements.

3.	Restructuring

On January 31, 2008, the Company reduced its workforce by approximately 32 employees that were solely or partially dedicated to LidoSite. The Company further reduced its workforce by three employees on June 26, 2008. These reductions in force and reductions in variable spending related to LidoSite are intended to reduce the Company’s ongoing working capital needs and monthly cash burn while reallocating resources to both peptide product delivery and other business development opportunities. The Company recorded approximately $0.2 million of severance related expenses, which are included in research and development, general and administrative and sales and marketing expenses in the condensed consolidated statement of operations in 2008. There were no unpaid severance costs as of March 31, 2009.

4.	Inventories, net

Inventories consist of the following:
	March 31, 2009	December 31, 2008
	(Unaudited)

Raw materials	$1,348,453	$1,358,388
Work in process	106,420	106,456
Finished goods	294,167	294,169
Inventory	1,749,040	1,759,013
Excess and obsolete inventories	(1,749,040)	(1,759,013)
Inventories, net	$-	$-

Inventories are stated at the lower of cost (first-in, first-out method) or market.

The Company assesses the valuation of its inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory and the lower of cost or market adjustment. The key factors in the Company’s inventory review process are the historical rates for raw material and fabricated patch meeting its product specification acceptance criteria and anticipated demand for its LidoSite product. Due to the de-emphasis of the LidoSite product, the Company has focused its resources and efforts in other product development areas.  Accordingly, the Company recorded a full inventory reserves in cost of sales and approximately of $0.1 million was written off for the three months ended March 31, 2008.

5.	Property and Equipment, net

Property and equipment, net consist of the following:
	March 31, 2009	December 31, 2008
	(Unaudited)

Manufacturing and laboratory equipment	$1,883,753	$1,883,753
Furniture and fixtures	156,543	156,543
Office equipment	345,424	363,142
Leasehold improvements	367,818	367,818
Software	205,210	205,210
	2,958,748	2,976,466
Less: Accumulated depreciation and amortization	(2,727,768)	(2,677,483)
Property and equipment, net	$230,980	$298,983

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

Depreciation and amortization expense, included in cost and expenses in the accompanying condensed consolidated statements of operations, was approximately $0.1 million for each of the three months ended March 31, 2009 and 2008, respectively.

In January 2008, the Company announced a de-emphasis of the sales and marketing efforts of its LidoSite product.  In March 2008, the Company recorded an impairment charge of approximately $0.1 million on furniture and fixtures due to the consolidation of office space, which is included in facilities realignment and impairment of fixed assets expense in the condensed consolidated statement of operations for the period ended March 31, 2008.

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

As of March 31, 2009 and December 31, 2008, $2.9 million was outstanding under the Working Capital Facility and no additional amounts are available to be draw. The Working Capital Facility is collateralized by a lien on all of the Company’s and its operating subsidiary’s assets and bears interest at a rate equal to 9% per annum. STSG has the option to convert the outstanding principal amount of the Working Capital Facility into Company common stock at a price of $22.50 per share.

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

The Company recorded accrued and unpaid interest to related parties of approximately $0.6 million and $0.5 million in interest payable and accrued expenses to related parties in the accompanying condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009 and 2008, the Company recorded interest expense to related parties of approximately $0.1 million and $0.3 million, respectively, in the accompanying condensed consolidated statements of operations.

7.	Accrued Registration Rights Penalty

In connection with the delayed filing of a registration statement for securities sold pursuant to a $15.1 million private placement in 2004, the Company incurred approximately $1.4 million of liquidated damages in 2005. In addition, the Company is obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable.  The Company has not yet paid such amount and interest continues to accrue. Interest expense, included in registration rights penalty in the accompanying condensed consolidated statements of operations, was approximately $0.1 million for each of the three month periods ended March 31, 2009 and 2008.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

8.	Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2009	2008
	(Unaudited)

Compensation, accrued bonuses and benefits payable	$342,976	$330,715
Continuous motion patch machine costs and delivery	169,057	180,447
Accrued insurance costs	45,246	86,229
Accrued accounting, legal and consulting fees	87,087	96,690
Outside services	281,543	6,504
Food and drug administration fees	168,494	125,942
Accrued facilities realignment costs – current portion	367,126	251,411
Other	239,115	204,608
Accrued expenses	$1,700,644	$1,282,546

9.	Promissory Notes

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

At March 31, 2009, the remaining balance of the January 2006 Promissory Note and the 2006 Promissory Notes is $5.4 million.  Effective as of October 1, 2008, the Company entered into an agreement with STSG to conform the January 2006 Promissory Note and 2006 Promissory Notes with the same terms as the Working Capital Facility amendment.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

Ferring Milestone Advance

Effective July 9, 2008, Ferring advanced a $2.5 million payment which would otherwise be due to the Company should Ferring elect to proceed with phase II clinical trials (“Phase II”) as described in the License and Development Agreement dated as of September 27, 2004 (as heretofore amended, the “License Agreement”) between Ferring and the Company. The $2.5 million was advanced in the form of a loan, and the Company issued a $2.5 million principal amount secured note (“Milestone Advance”) to Ferring. The Milestone Advance bears interest at the rate of 10% per annum. Interest accrues during the term of the Milestone Advance and is payable in full at maturity.

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

In a related transaction, Ferring loaned the Company an additional $50,000 to enable payoff of the existing $0.5 million principal amount note with Allen Capital Partners, which payoff in full took place on July 8, 2008.  The Note was paid in full as of March 31, 2009.

On December 16, 2008, Ferring loaned us an additional $0.2 million in the form of a promissory note (“December 2008 Note”) issued by us to Ferring.  The Note was paid in full as of March 31, 2009 through the application of the Phase II milestone payment otherwise due by Ferring to Vyteris, and the balance was paid off with proceeds from the March 2009 sale by Vyteris to Ferring of the PMK 150 patch manufacturing machine, as discussed below.   The milestone payment is being recognized as income over the expected development period.

Transaction Agreement with Ferring March 2009

In March 2009, the Company entered into a transaction with Ferring whereby they agreed to fund the first half of the 2009 development budget up to $3.3 million, in exchange for which the Company granted Ferring a senior security interest in its assets (which Ferring has agreed to subordinate to the security interest of new third party lenders for a value of over $3.3 million) and which security interest expires when the Company deliver patches required for Phase III testing.  The amounts received from Ferring in excess of the current development expenditures by the Company are considered deferred revenue in the accompanying condensed balance sheet.

Ferring also agreed to buy the Company’s PMK 150 machine for $1.0 million, of which $0.5 million was paid at closing (half to satisfy outstanding senior secured convertible debentures due to Ferring) and the balance of which will be paid on April 30, 2009 (part to satisfy accrued and unpaid interest on loans from Ferring) and which has been leased back to the Company at a rental amount of $1,000 per month. The Company accounts for the lease of the PMK 150 machine as an operating lease and recorded a deferred gain on sale of a $1.0 million on its condensed consolidated balance sheet on the sales lease back transaction. The Company is amortizing the deferred gain over the ten year lease term in proportion to the gross rental charges. As of March 31, 2009, the deferred gain amortized in the condensed consolidated statement of operations was insignificant and the Company received cash payments of approximately $1.3 million from Ferring.

The Company also granted Ferring a one year option to purchase our PMK 300 machine at a price to be negotiated in good faith.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

10.	Private Placements of Common Stock and Warrants

February 2008 Private Placement

In February of 2008, the Company raised a total of $1.8 million in a private placement pursuant to which the Company issued to investors a total of 600,000 shares of common stock at a purchase price of $3.00 per share (“February 2008 Financing”). The investors were issued warrants to purchase Company common stock in the amount of two warrants for every common share purchased, or 1,200,000 total warrants. Those investor warrants have a five year term and have an exercise price of $3.00 per share, and contain a mandatory exercise provision at the Company’s election should the market price of the Company’s common stock be at least $4.50 for 20 consecutive trading days. In connection with the February 2008 Financing, the Company paid a finders fee to Ramp in the amount of $0.2 million representing 10% of the gross proceeds raised. Ramp reinvested its cash fee in the February 2008 Financing and received 60,000 shares of common stock and 120,000 warrants. In addition, the Company issued to Ramp warrants to purchase up to 60,000 shares of the Company's common stock, respectively, representing 10% of the common stock to be issued to investors. All warrants issued to Ramp contain terms identical to the terms of the warrants issued to the investors in the February 2008 Financing. Net proceeds (after reinvestment of the cash finders fee) were $1.8 million, with no legal or other professional fees attributed thereto as offering costs.

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

The Company accrued cumulative dividends in arrears on the Series B Preferred Stock by recognizing $0.2 million for each of the three months ended March 31, 2009 and 2008, of interest expense to related parties in the accompanying condensed consolidated statement of operations and increasing the redemption value of the Series B Preferred Stock.  With respect to the distribution of assets, the Series B Preferred Stock ranks senior to the Company’s common stock. Each share of the Series B Preferred Stock is convertible at any time, at the option of the holder, into common stock at $22.50 per share pursuant to an agreement with STSG as of August 2007.

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
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

12.	Related Party Transactions

In addition to the Working Capital Facility described in Note 6, the Promissory Notes described in Note 9  and the Series B, Convertible, Mandatorily Redeemable Preferred Stock described in Note 11, the Company had the following related party transactions:

Other Related Party
.
•
At March 31, 2009 and December 31, 2008, approximately $71,000 is included in interest payable and accrued expenses due to related party in the accompanying condensed consolidated balance sheets for amounts owed to STSG and STVI for certain expenses paid on behalf of the Company.

•	The Company paid Russell Potts, one of its directors, approximately $6,000 for consulting services and out of pocket expenses for the three months ended March 31, 2008.

•	Donald F. Farley, Chairman of the Board of Directors was paid $0.04 million for the year ended March 31, 2008 for the performance of interim CEO services.
•
At March 31, 2009, approximately $0.05 million has been either paid or is included in accrued expenses, deferred revenue and other in the accompanying condensed consolidated balance sheets for amounts owed to Arthur Courbanou for additional services performed as Chairman of the Special Assessment Committee.

13.	Stock-Based Compensation

2005 Stock Option Plans

In April 2005, the Board of Directors and stockholders of the Company approved the 2005 Stock Option Plan (the “2005 Stock Option Plan”). Under the 2005 Stock Option Plan, incentive stock options and non-qualified stock options to purchase shares of the Company’s common stock may be granted to directors, officers, employees and consultants. Effective as of December 31, 2008, the number of options available in the 2005 Stock Option Plan was increased by unanimous consent of the Company’s Board of Director by 1,500,000 options from 973,417 options to 2,473,417 options.

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

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)
Outside Director Stock Incentive Plans

On August 1, 2007, the Company formally adopted its 2007 Outside Director Cash Compensation and Stock Incentive Plan (the “2007 Directors’ Incentive Plan”). The 2007 Directors’ Incentive Plan, which replaced the 2005 Directors’ Incentive Plan, increases the number of authorized shares under the 2007 Directors’ Incentive Plan to 333,333 and provides for the following compensation to outside directors: Effective as of December 31, 2008, the Company amended both the 2007 Directors’ Incentive Plan to increase the number of options available for grant by 750,000 options to 1,083,333 options available to grant.

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

All stock options information reflects a 1:15 reverse stock split which occurred on June 17, 2008. Stock option activity for all plans for the three month period ended March 31, 2009:
	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price	Intrinsic Value
Outstanding at January 1, 2009	2,353,124	$0.25-45.60	$3.02
Granted	-	-	-
Exercised	-	-	-
Forfeited	(36,530)	0.50-45.60	1.93
Outstanding at March 31, 2009	2,316,594	0.25-45.60	3.04	-
Exercisable at March 31, 2009	1,216,081	$0.25-45.60	$5.27	-

The following table summarizes information about stock options outstanding and exercisable under all plans at March 31, 2009:
	Options Outstanding at March 31, 2009			Options Exercisable at March 31, 2009
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares	Weighted Average Exercise Price
$ 0.25-18.60	2,130,431	$0.81	9.15	1,036,050	$1.21
$ 18.61-21.75	86,536	19.73	3.15	86,041	19.71
$ 21.76-24.00	20,267	23.26	8.41	16,104	23.26
$ 24.01-31.50	17,016	29.65	5.06	15,536	29.48
$ 31.51-45.60	62,345	42.22	6.58	62,350	42.22
$ 0.25-45.60	2,316,594	$3.04	9.15	1,216,081	$5.27

The following table summarizes the Company’s unvested stock awards under all plans as of March 31, 2009:

	As Of March 31, 2009		As Of March 31, 2008
Unvested Stock Option Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1,	1,240,078	$0.69	481,032	$32.70
Awards	-	-	34,667	$3.00
Forfeitures	(35,937)	$1.22	(342,328)	$36.90
Vestings	(103,628)	$1.85	(4,417)	$32.85
Unvested at March 31,	1,100,513	$0.57	168,954	$18.15

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

Stock options available for grant under all stock option plans covered a total of 1,240,239 shares of common stock at March 31, 2009. Stock options available for grant under the 2005 Stock Option Plan covered 794,073 shares of stock, and the Outside Director Stock Incentive Plans covered 446,166 shares of stock at March 31, 2009.

The fair value of stock-based awards was estimated using the Black-Scholes model, or in the case of awards with market or performance based conditions, the binomial model with the following weighted-average assumptions for stock options granted in the three months ended March 31, 20009 and 2008.
	Three Months Ended March 31,
	2009	2008
Weighted-average:	(1)
Expected holding period (years)	-	5.0
Risk-free interest rate	-	2.48%
Dividend yield	-	0%
Volatility	-	91.8%
Fair value at grant date	-	$0.20
Forfeiture rate	-	15.22%

(1) The Company did not grant stock options in the three months ended March 31, 2009

The Company’s computation of expected life is based on historical exercise and forfeiture patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The key factors in the Company’s determination of expected volatility are historical and market-based implied volatility, comparable companies with longer stock trading periods than the Company and industry benchmarks.  The following table sets forth the total stock-based compensation expense resulting from stock options in the Company’s condensed consolidated statements of operations for the three month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008

Research and development	$23,732	$161,064
General and administrative (1)	105,719	(4,148,386)
Sales and marketing	7,444	(57,755)
Stock-based compensation expense before income taxes	136,895	(4,045,077)
Income tax benefit	-	-
Total stock-based compensation expense after income taxes	$136,895	$(4,045,077)

(1) Includes a credit for reversal of performance based stock option grants of $5.2 million in 2008.

As of March 31, 2009, $0.6 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.4 years.

14.	Material Agreements

Pursuant to a Settlement and Mutual Release Agreement, dated October 27, 2008, between the Company and Monumed, Monumed forgave the approximately $0.2 million in outstanding invoices owed to it for services rendered, and the parties exchanged mutual releases. In addition, in lieu of the remaining $152,000 payment which was due Mr. McIntyre, the Company paid $75,000 on October 27, 2008, and agreed to pay an additional $25,000 on each of November 26, 2008 and December 24, 2008. The Company recorded $50,000 outstanding under this agreement in accrued expenses in the condensed consolidated balance sheet as of March 31, 2009.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

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

15.	Loss Per Share and Warrant Information

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Numerator:
Net loss	$(1,662,401)	$(1,764,296)
Denominator:
Weighted average shares	7,282,802	6,519,782
Basic and diluted net loss per share	$(0.23)	$(0.30)

The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period.

	As of March 31,
	2009	2008
Convertible preferred stock	500,000	333,333
Convertible debt	365,180	491,847
Warrants	4,008,377	4,633,026
Options	2,316,594	385,004
Total	7,190,151	5,843,210

The following table summarizes information about warrants outstanding and exercisable at March 31, 2009:

	Warrants Outstanding and Exercisable At March 31, 2009
Exercise Price	Number of Shares	Weighted Average Exercise Price	Expiration Dates
$ 1.65-6.75	2,366,908	$3.38	2009 -2013
$ 11.25-11.55	540,210	11.51	2011- 2014
$ 15.90-18.75	308,317	16.33	2009- 2010
$ 22.50-22.50	479,944	22.50	2011- 2012
$ 28.50-43.20	247,451	40.90	2009-2013
$ 67.05-143.25	65,547	70.44	2009-2010
$ 1.65-143.25	4,008,377	$11.00	2009-2014

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

Liquidity

On March 31, 2009 our cash position was $0.1 million, and we had a working capital deficit of $10.3 million. There is substantial doubt about our ability to continue as a going concern. We have implemented several cost reduction measures, including headcount reductions, abandoning our leased facility at 17-01 Pollitt Drive, Fair Lawn, NJ and reducing the level of effort spent on research and development programs, other than our female infertility treatment.

We raised $2.8 million through a loan from Ferring Pharmaceuticals, Inc. (“Ferring”) in July 2008 and December 2008, $2.5 million of which was satisfied in March 2009, through application of the Phase II milestone payment otherwise due by Ferring to Vyteris, and the balance was paid off with proceeds from the March 2009 sale by Vyteris to Ferring of the PMK 150 patch manufacturing machine.  However, unless we are able to raise additional funding, we may be unable to continue operations. Nonetheless, our recent efforts to raise capital, above and beyond funds received from Ferring have not yet been successful.  Funds received from Ferring are earmarked for work with respect to the infertility project we are currently pursuing with Ferring.  Especially in the current economic climate and given our recent experience, it is likely that additional funding will not be available on favorable terms if available at all. Failure to obtain such financing will require management to substantially curtail or fairly possibly to completely shut down operations and liquidate our assets. In the event that we do raise additional capital through a borrowing, the covenants associated with existing debt instruments may impose substantial impediments on us.

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

•
Ferring is responsible for the conduct of, and cost of, clinical trials. Clinical trials include experimental testing of the product on humans in a clinical environment according to FDA guidelines to demonstrate safety and efficacy and ultimately gain FDA approval. This includes all activities associated with design of the experimental trials, selecting the test centers, personnel costs associated with carrying out the trials, acquisition and analysis of data from the trials, and presentation or publication of the data in a format suitable for submission to the FDA; and

•
Ferring is obligated to pay up to $9.0 million on the occurrence of certain events during the term of the agreements. Through March 31, 2009, Ferring made $3.0 million of such milestone payments to us, and we cannot gauge when or what, if any, of the rest of the payments we will receive.

In March 2009, we entered into a transaction with Ferring whereby they agreed to fund the first half of the 2009 development budget up to $3.3 million, in exchange for which we have granted Ferring a senior security interest in our assets (which Ferring has agreed to subordinate to the security interest of new third party lenders for a value of over $3.3 million) and which security interest expires when we deliver patches required for Phase III testing.  They also agreed to buy our PMK 150 machine for $1.0 million, of which $0.5 million was paid at closing (half to satisfy outstanding loans to Ferring) and the balance of which will be paid on April 30, 2009 (part to satisfy accrued and unpaid interest on loans to us from Ferring) and which has been leased back to us at a rental amount of $1,000 per month.  As a result of this transaction, we recorded approximately a $1.0 million deferred gain on our condensed consolidated balance sheet at March 31, 2009. We have also granted Ferring a one year option to purchase our PMK 300 machine at a price to be negotiated in good faith.  Ferring loaned us an aggregate of $2.8 million through promissory notes bearing interest at 10% per annum all of which was repaid by March 31, 2009. The amounts received in 2009 from Ferring in excess of the current development expenditures are considered deferred revenue in the accompanying consolidated balance sheet.

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

Topical Anesthesia.

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

Significant Accounting Policies

Our discussion and analysis of our financial position and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2008.  The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported revenues and expenses during the period.

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

Allowance for Excess and Obsolete Inventory

We assess the valuation of our inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory. The key factors in our inventory review process are our sales forecasts (due to the de-emphasis of the LidoSite product and uncertain future sales opportunities of products currently under development), our historical experience for raw materials and fabricated patch product meeting our specification acceptance criteria.  The failure to meet specifications renders raw materials unusable in our patch fabrication process and for fabricated patches renders such patches not available for sale.  The allowance for excess and obsolete inventory was $1.7 million at March 31, 2009. Increases in the allowance for excess and obsolete inventory result in a corresponding expense to cost of sales.

Accrued Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate certain expenses. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated expenses for which we accrue include professional service fees, contract service fees and fees paid to contract research organizations in connection with the conducting of clinical trials. Our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. In the event that we do not identify certain costs which have begun to be incurred or we under-estimate or over-estimate the level of services performed or the costs of such services for a period, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often estimated. We make these estimates based upon the facts and circumstances known to us in accordance with accounting principals generally accepted in the United States of America.

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

Deferred Financing and Other Debt-Related Costs

Deferred financing costs are amortized over the term of its associated debt instrument.  We evaluate the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist.  We allocate the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with Accounting Principle Board No. 14 (“APB 14”), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  The fair value of the warrants issued to note holders or placement agents are calculated utilizing the Black-Scholes option-pricing model.  We amortize the resultant discount or other features over the terms of the notes through its earliest maturity date using the effective interest method. Under this method, interest expense recognized each period will increase significantly as the instrument approaches its maturity date.  If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated.  Our debt instruments do not contain any embedded derivatives at March 31, 2009.

Recently Issued Accounting Standards

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008.  There was no impact to our condensed consolidated financial statements for the adoption of FSP SFAS No. 142-3.

In December 2007, the EITF issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements.”  EITF 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The provisions of EITF 07-1 will be adopted in 2009. The provisions of EITF 07-01 have been adopted in 2009.. EITF 07-1 has had no impact on the Company’s condensed consolidated financial statements.

In September 2006, the FASB issued FASB Statement 157, “Fair Value Measurements” (“FASB No. 157”). FASB No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, FASB No. 157 does not require any new fair value measurements.  However, for some entities, the application of FASB No. 157 will change current practice.  The changes to current practice resulting from the application of FASB No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  The provisions of FASB No. 157 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  However, delayed application of this statement is permitted for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  We adopted FASB No. 157 effective January 1, 2008 for financial  assets and the adoption did not have a significant effect on our financial statements.  We have adopted the remaining provisions of SFAS No. 157 beginning in 2009.

In June 2008, the FASB ratified EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock” ("EITF 07-05"). EITF 07-05 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-05, results in the instruments no longer being considered indexed to the company's own stock.  On January 1, 2009, we adopted EITF 07-05 and re-evaluated our issued and outstanding warrants that contain a strike price adjustment feature. We reclassified certain warrants from equity to a derivative liability and used the Black-Scholes valuation model to determine the fair market value of the warrants.  Based upon our re-evaluation, EITF 07-05 has had no material impact on our condensed consolidated financial statements.

Consolidated Results of Operations

The following table sets forth the percentage increases or (decreases) in certain line items on our condensed consolidated statements of operations for the three months ended March 31, 2009 and March 31, 2008:

Three months ended March 31, 2009 Versus March 31, 2008
Revenues	13.2%
Cost of sales (1)	-
Research and development	(57.5)%
General and administrative	(145.8)%
Facilities realignment and impairment of fixed assets (1)	(94.8)%
Registration rights penalty	(1.1)%
Interest (income) expense, net	1.5%
Net loss	(5.8)%

(1)	No comparable changes for the three months ended March 31, 2009.

Comparison of the Three Month Periods Ended March 31, 2009 and 2008

Revenues

Revenues were $0.8 million for the three months ended March 31, 2009, compared to $0.7 million for the comparable period in 2008, an increase of 13.2% or $0.1 million. Our revenues for the three-month period ended March 31, 2009 and 2008 were primarily derived from reimbursement of product development costs with Ferring.

Revenues from the development and marketing agreement with Ferring were $0.6 million for the three months ended March 31, 2009, compared to $0.7 million for the comparable period in 2008, a decrease of 7.8% or $0.1 million. This decrease is primarily attributable to reduced patch development and wear studies cost reimbursements for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008.

Other revenue was $0.2 million for the three months ended March 31, 2009, compared to $0.03 million for the comparable period in 2008, an increase of 501.7% or $0.2 million. This increase was primarily attributable to the initiation of the Phase II clinical trial in February 2009 resulting in a $2.5 million milestone payment from Ferring, which had been previously advanced in July 2008 in the form of an interest bearing loan, the principal amount of which has now been satisfied through application of this milestone payment. We are amortizing the milestone payment over the term of the development agreement.

Cost of sales

There was no cost of sales for the three months ended March 31, 2009, compared to $0.1 million in cost of sales for the comparable period in 2008.  The reason for the decrease is that there was no product sold in the first quarter of 2009, so no costs of sales were incurred; however, there was product sold in the first quarter of 2008, with an attendant cost. Additionally, we recorded an adjustment to our valuation allowance for excess and obsolete inventory of $0.1 million in the first quarter of 2008.

Research and development

Research and development expenses were $0.8 million for the three months ended March 31, 2009, compared to $1.8 million for the comparable period in 2008, a decrease of 57.5% or $1.0 million. The decrease is primarily attributable to the reduced patch development and wear studies cost associated with the development and marketing agreement with Ferring.  Additionally, research and development expenses for the three months ended March 31, 2009 and 2008, also include a non-cash charge of $0.02 million and $0.2 million, relating to stock-based compensation, respectively, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense.

General and administrative

General and administrative expenses totaled $1.1 million for the three months ended March 31, 2009, compared to $(2.4) million for the comparable period in 2008, an increase of 145.8% or $3.3 million.  General and administrative expenses for the three months ended March 31, 2008 includes a non-cash (credit) of $(5.2) million in stock option expenses upon the retirement of unvested performance based stock options, previously granted to Tim McIntyre, our former CEO, upon his resignation on March 21, 2009, which resulted in the reversal of previously recognized expenses related to such options. Without giving effect to the non-cash (credit), general and administrative expenses would have totaled $1.1 million for the three months ended March 31, 2009, compared to $2.8 million for the comparable period in 2008, a decrease of $1.8 million or 62.2%.  The decrease is primarily attributable to a reduction  in investor relations costs, legal fees, consulting costs and personnel costs, which include salary, benefits and severance, consistent with management’s strategy to reduce operating expenses.

Facilities realignment and impairment of fixed assets

Expenses for facilities realignment and impairment of fixed assets totaled $0.1 million and $2.4 million for the three months ended March 31, 2009 and 2008, respectively. Due to the de-emphasis of the LidoSite product, we do not expect to have the need for the facility at 17-01 Pollitt Drive, so during the first quarter of 2008, we consolidated all operations (including offices) in the 13-01 Pollitt Drive facility and are approaching the landlord to seek an early lease termination, as well as securing a broker to assist us in securing a subtenant for this space. We have accordingly recognized the present value of future lease costs of $2.4 million in facilities realignment costs in the condensed consolidated statement of operations for the three months ended March 31, 2008.

Registration rights penalty

The registration rights penalty for failure to register common stock issued totaled $0.1 million for each of the three months ended March 31, 2009 and 2008. In connection with our private placement transactions in September 2004, we filed a registration statement with the SEC relating to the resale of shares of our common stock.  Since the SEC did not declare that registration statement effective by February 25, 2005, we are obligated to pay a registration rights penalty to certain stockholders. The registration statement was declared effective on May 12, 2005, resulting in a cumulative obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition and ability to remain in business. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable, and there is no cap on the amount of interest to be so accrued.

Interest (income) expense, net

Interest (income) expense, net, was $0.4 million in each of the three-month periods ended March 31, 2009 and 2008. There was no third party interest expense in the three-month period ended March 31, 2009 as compared to $0.1 million for the comparable period in 2008.  Interest expense to related parties totaled $0.4 million in each of the three-month periods ended March 31, 2009 and 2008.  Interest income, included in interest expense, net, was $330 and $20,770 for the three month period ended March 31, 2009 and 2008, respectively.

During three-month periods ended March 31, 2009 and 2008, interest expense consisted of the following:

	Three Months Ended March 31,
	2009	2008
Non-cash interest expense	$-	$60,085

Coupon and other interest	297,732	251,577
Interest on Series B convertible redeemable preferred stock	150,000	150,000
Total interest expense	$447,732	$461,662

Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern; however, at our current and planned rate of spending, we believe that our cash and cash equivalents of $0.1 million, as of March 31, 2009 are not sufficient to allow us to continue operations without additional funding. Especially given the current economic climate, no assurance can be given that we will be successful in arranging additional financing needed to continue the execution of our business plan, which includes the development of new products.  Failure to obtain such financing may require management to substantially curtail operations, which may result in a material adverse effect on our financial position and results of operations. Since February 2008, our only source of financing has been loans, development fees and milestone payments from our collaborative partner, Ferring.  These factors raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern.

On March 31, 2009, our cash position was $0.1 million and we had a working capital deficit of $10.3 million. There is substantial doubt about our ability to continue as a going concern.

Cash flows from operating activities

For the three-month period ended March 31, 2009, net cash used in operating activities was $0.4 million, as compared to $3.2 million of net cash used in operating activities in the comparable period in the prior year.

During the three-month period ended March 31, 2009, we had a net loss of $1.7 million partially offset by approximately $0.4 million of non-cash items and a $0.9 million increase in operating assets and liabilities resulting in net cash used in operating activities of $0.8 million. The increase in operating assets and liabilities is primarily due to a $1.0 million increase in accrued expenses and other liabilities, $0.4 million increase in interest payable and accrued expenses to related parties partially offset by an increase in accounts receivable of $0.6 million. During the three-month period ended March 31, 2008, we had a net loss of $1.8 million partially offset by approximately $1.4 million of non-cash items and a $0.1 million decrease in operating assets and liabilities resulting in net cash used in operating activities of $3.2 million.

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

Cash flows from investing activities

For the three-month period ended March 31, 2009 and 2008, net cash used in investing activities was de minimis as we significantly reduced variable spending related to LidoSite.

Cash flows from financing activities

For the three-month period ended March 31, 2009, net cash provided by financing activities was $0.6 million, as compared to $3.6 million of net cash in financing activities in the comparable period in the prior year. During the three-month period ended March 31, 2008, we raised $1.8 million in net proceeds from private placements of common stock and $1.8 million in net proceeds from the exercise of warrants.  During the three-month period ended March 31, 2009 we received net proceeds of $0.6 million from the sale of our PMK 150 Patch manufacturing machine which was partially offset by the repayment of $0.3 million of senior secure convertible debentures due to Ferring.

Financing History 2009 and 2008

February 2008 Private Placement

In February of 2008, we raised a total of $1.8 million in a private placement pursuant to which we issued to investors a total of 9,000,000 shares of common stock at a purchase price of $0.20 per share (“February 2008 Financing”).  The investors were issued warrants to purchase our common stock in the amount of two times the number of shares purchased, or 18,000,000 total warrants.  Those investor warrants bear a five year term and have an exercise price of $0.20 per share, and contain a mandatory exercise provision at our election should the market price of our common stock be at least $0.30 for 20 consecutive trading days.  In connection with the February 2008 Financing, we paid a finders fee to Ramp in the amount of $0.2 million, representing 10% of the gross proceeds raised.  Ramp reinvested its cash fee in the February 2008 Financing and received 900,000 shares of common stock and 1,800,000 warrants.  In addition, we issued to Ramp International, Inc. (“Ramp”), warrants to purchase up to 900,000 shares of our common stock, respectively, representing 10% of the common stock to be issued to investors.  All warrants issued to Ramp contain terms identical to the terms of the warrants issued to the investors in the February 2008 Financing.  Net proceeds (after reinvestment of the cash finder’s fee) were $1.8 million, with no legal or other professional fees attributed thereto as offering costs.

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

Milestone Advance from Ferring

Effective July 9, 2008, Ferring advanced a $2.5 million payment which would otherwise be due to us from Ferring should they elect to proceed with Phase II Clinical Trials (“Phase II”) as described in the License and Development Agreement dated as of September 27, 2004 (as heretofore amended, the “License Agreement”.)  The $2.5 million was advanced in the form of a loan, and we issued a $2.5 million principal amount secured note (“Note”) to Ferring. The Note accrued interest at the rate of 10% per annum.  Ferring elected to proceed with Phase II, and the principal amount of the Note was paid off through the application of the Phase II payment which would otherwise be due to us under the License Agreement.

Advance from Ferring December 2008

On December 16, 2008, Ferring loaned us an additional $0.2 million in the form of a promissory note (“December 2008 Note”) issued by us to Ferring.  The December 2008 Note bears interest at the rate of 10% per annum with a 12% default interest rate.  The Note was paid in full as of March 31, 2009 through the application of the Phase II milestone payment otherwise due by Ferring to Vyteris, and the balance was paid off with proceeds from the March 2009 sale by Vyteris to Ferring of the PMK 150 patch manufacturing machine, as discussed below.   The milestone payment is being recognized as income over the expected development period.

Transaction Agreement with Ferring March 2009

In March 2009, we entered into a transaction with Ferring whereby it agreed to fund the first half of the 2009 development budget up to $3.3 million, in exchange for which we granted Ferring a senior security interest in our assets (which Ferring has agreed to subordinate to the security interest of new third party lenders for a value of over $3.3 million) and which security interest expires when we deliver patches required for Phase III clinical trials. Ferring also agreed to buy the PMK 150 patch manufacturing machine for $1.0 million of which $0.5 million was paid at closing (half to satisfy outstanding loans to Ferring and interest payable on the Notes and December 2008 Notes) and the balance of which will be paid on April 30, 2009 (part to satisfy accrued and unpaid interest on loans to the Company from Ferring).  Ferring will lease the PMK 150 patch manufacturing machine back to us at a rental amount of $1,000 per month. We also granted Ferring a one year option to purchase its PMK 300 patch manufacturing machine at a price to be negotiated in good faith.

Cash Position

See “Liquidity” under “Management’s Discussion and Analysis” for information on our cash position.

Accrued Registration Rights

On November 12, 2004 we filed a registration statement with the SEC relating to the resale of shares of our common stock.  Since that registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continued, an amount equal to 2% of such purchase price, until we have cured the delay, with an overall cap on such liquidated damages of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. Interest expense, included in registration rights penalty in the accompanying condensed consolidated statements of operations, was approximately $0.1 million for each of the three months periods ended March 31, 2009 and 2008.  As of March 31, 2009, we accrued approximately $2.5 million for this penalty condensed consolidated balance sheet.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with capital and operating leases, manufacturing equipment, and employee agreements as set forth in the table below:

	Payments due by Period as of March 31, 2009
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$3,508,266	$705,017	$1,650,153	$733,021	$420,075
Manufacturing equipment	169,057	168,057	—	—	—
Distribution agreement	91,775	91,775	—	—	—
PMK 150 lease agreement	120,000	12,000	24,000	24,000	60,000
Insurance financings	45,246	45,246	—	—	—
Debt obligations (2)	8,216,550	—	8,216,550	—	—
Advisory agreement	157,500	90,000	67,500	—	—
Total	$12,308,394	$1,113,095	$9,958,203	$757,021	$480,075
(1) includes $2,035,652 accrued as accrued facilities realignment cost at March 31, 2009.
(2) debt obligations are summarized as follows:

Lender	Amount	Due Date	Interest Rate
Spencer Trask (working capital facility)	$2,850,000	June 2010	13%
Spencer Trask (subordinated convertible notes)	5,366,550	June 2010	13%
Total	$8,216,550

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

We are required to pay Becton Dickinson a royalty in respect of sales of each iontophoresis product stemming from intellectual property received by us from Becton Dickinson as part of our formation.  For each such product, on a country-by-country basis, that obligation continues for the later of 10 years after the date of the first commercial sale of such product in a country and the date of the original expiration of the last-to-expire patent related to such product granted in such country.  The royalty, which is to be calculated semi-annually, will be equal to the greater of 5% of all direct revenues, as defined below, or 20% of all royalty revenues, with respect to the worldwide sales on a product-by-product basis.  No royalties will be earned by Becton Dickinson prior to November 10, 2005.  “Direct revenues” are the gross revenues actually received by us from the commercial sale of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges or certain other expenses.  “Royalty revenues” are the gross revenues actually received by us from any licensing or other fees directly relating to the licensing of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges and certain other expenses. Total accrued royalty in the condensed consolidated balance sheet as of March 31, 2009 was insignificant.

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

ITEM 4T. CONTROLS AND PROCEDURES

A.   Disclosure

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Principal Executive Officer and our Principal Accounting Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective.

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

There have been changes in our internal controls or in other factors that could affect these controls including any corrective actions with regard to deficiencies and material weaknesses with respect to related party transactions including requiring of annual updating of all information by members of management and the board of directors.  However, there has been no change as to segregation of accounting duties. As there has been no change in our internal controls since disclosure in our Form 10-K for the year ending December 31, 2008, filed with the Securities and Exchange Commission, on March 15, 2009 with regard to segregation of accounting duties, we reiterate the following material weakness which also existed as of December 31, 2008.

 Segregation of Duties

We currently have accounting staff limited to our chief financial officer and two support staff members.  Limited resources in this area may not provide sufficient staffing for internal control purposes.  We monitor this situation closely and have plans to add consulting support as needed in this area and as resources permit.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows except for approximately $0.4 million in accounts payable collection claims and litigation.  Unless we are able to obtain sufficient funds to commence settlement of outstanding accounts payable, these numbers of claims and litigation are likely to increase, and unless we are able to reach settlements with plaintiffs or successfully prevail upon such actions and/or pay our payables on a timely basis, this could likely cause us to be unable to continue operations and could cause us to seek extraordinary measures, including bankruptcy.

 In addition, on or about February 25, 2009, we were sued by the landlord of the 17-01 Pollitt Drive location, which we abandoned in the first quarter of 2008 seeking compensatory damages and possession of the demised premises.  The present value of remaining lease payments has been accrued as a facilities realignment cost; however, the complaint fails to state a liquidated amount of damages.  We have procured counsel to defend us in this action and are in active settlement negotiations with the landlord. It is therefore premature to predict an outcome.  Unless we are able to pay our rent on a timely basis for our 13-01 Pollitt Drive location, we may likely be sued by the landlord of that property as well.

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

As of March 31, 2009, our cash and cash equivalents amounted to $0.1 million. Our revenue has been de minimis, other than product development expense reimbursement from Ferring, and we have been dependent upon such reimbursement of development expenses from Ferring to fund our operations.  As of March 31, 2009, our current liabilities exceeded our current assets by approximately $10.3 million. If we do not continue to raise capital until we generate sufficient revenue to cover this working capital deficit, we will be required to discontinue or further substantially modify our business, in addition to the substantial cost cutting measures that have been implemented in the last 15 months. Additionally, we face mounting claims and litigation from our vendors and other parties to which we owe money, and we do not have sufficient funds to pay such payables and/or to defend litigation which may arise from nonpayment.  These factors raise substantial doubt about our ability to continue as a going concern. The report of the independent registered public accounting firm relating to the audit of our consolidated financial statements for the year ended December 31, 2008 contains an explanatory paragraph expressing uncertainty regarding our ability to continue as a going concern because of our operating losses and our need for additional capital. Such explanatory paragraph could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any future financing that we may obtain.

We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability.

From November 2000 through March 31, 2009, we incurred net losses in excess of $182.1 million, as we had been engaged primarily in clinical testing and development activities. We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur significant losses for the foreseeable future and to finance our operations through sales of securities and incurrence of indebtedness.

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

Our agreement with Ferring, under which we are developing a drug delivery product for female infertility, enables Ferring to terminate our relationship on short notice. This agreement was our principal source of revenues during 2008, 2007 and 2006. Any reduction in our revenues will produce further need for capital infusions, which may not be available to us.

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

As of March 31, 2009, we had stock options to purchase 2,316,594 shares of our common stock outstanding, of which options to purchase 1,216,081 shares were exercisable. Also outstanding as of the same date were warrants exercisable for 4,008,377 shares of common stock. There are also 500,000 shares of preferred stock which are convertible into Common Stock on a one for one basis.  Exercise of any outstanding stock options or warrants could harm the market price of our common stock.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of the assessment by our independent registered public accountants. This requirement for management’s assessment of our internal control over financial reporting for our 2009 annual report and the requirement for our auditor’s attestation may first apply to our 2009 annual report. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of the assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted. We expect to incur additional accounting related expenses associated with compliance with Section 404.

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

None during the first quarter of 2009.

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

Date: May 20, 2009	Vyteris, Inc.

/s/ Haro Hartounian
Haro Hartounian
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