Form 10-Q
period 2009-06-30
Vyteris Holdings (Nevada), Inc.
filed 2009-08-12
CIK 1139950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-32741
Vyteris, Inc.
 (Exact name of issuer as specified in its charter)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐   No ☐ Not applicable.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO  ☒
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
CLASS	OUTSTANDING AT AUGUST 5, 2009
Common stock, par value $0.015 share	7,291,802

VYTERIS, INC.

FORM 10-Q

INDEX

Vyteris® and LidoSite® are our trademarks. All other trademarks, servicemarks or trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

ITEM 1. FINANCIAL STATEMENTS

VYTERIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$217,570	$222,821
Accounts receivable, net	319,126	2,559
Prepaid expenses and other current assets	38,898	129,178
Restricted cash	—	16,245
Total current assets	575,594	370,803

Restricted cash, less current portion	—	108,000
Property and equipment, net	185,497	298,983
Other assets	290,352	276,026
TOTAL ASSETS	$1,051,443	$1,053,812

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Senior secured convertible debentures – Ferring	$—	$2,750,000
Working capital facility to a related party	2,850,000	—
Subordinated convertible notes due to a related party, net of discount	5,366,550	—
Accounts payable	2,756,692	2,798,923
Accrued registration rights penalty\	2,531,052	2,402,029
Interest payable and accrued expenses due to related party	3,167,555	2,578,282
Accrued expenses	1,968,058	1,282,546
Deferred revenue	1,830,864	97,178
Total current liabilities	20,470,771	11,908,958

Working capital facility to a related party	—	2,850,000
Subordinated convertible notes due to a related party, net of discount	—	5,366,550
Deferred revenue, less current portion	2,371,684	28,605
Accrued facilities realignment costs, less current portion	1,959,039	2,099,758

Preferred stock, 3,333,333 shares authorized:
Series B convertible, mandatorily redeemable preferred stock; 500,000 shares issued and outstanding on June 30, 2009 and December 31, 2008	10,350,000	10,050,000
Total liabilities	35,151,494	32,303,871

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, par value $0.015 per share; 33,333,333 shares authorized, 7,291,802 and 7,282,802 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	109,377	109,242
Additional paid-in capital	149,266,797	149,031,557
Accumulated deficit	(183,476,225)	(180,390,858)
Total stockholders’ equity (deficit)	(34,100,051)	(31,250,059)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,051,443	$1,053,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Product development	$453,710	$905,926	$1,080,641	$1,586,184
Other revenue	187,753	240,606	375,309	280,099
Total revenues	641,463	1,146,532	1,455,950	1,866,283

Cost and expenses:
Cost of sales	—	—	—	102,774
Research and development	872,189	1,613,798	1,633,692	3,407,356
General and administrative (including credit for reversal of performance-based stock option grants of $0.8 million and $5.2 million for the three and six month period ended June 30, 2008, respectively)	675,941	609,998	1,753,157	(1,740,875)
Facilities realignment and impairment of fixed assets	51,221	37,382	177,831	2,470,210
Registration rights penalty	64,868	64,868	129,023	129,736
Total cost and expenses	1,664,219	2,326,046	3,693,703	4,369,201
Loss from operations	(1,022,756)	(1,179,514)	(2,237,753)	(2,502,918)

Interest (income) expense:
Interest income	(72)	(8,763)	(402)	(29,533)
Interest expense to related parties	391,188	391,188	779,726	782,376
Interest expense	9,095	69,409	68,290	139,883
Interest expense, net	400,211	451,834	847,614	892,726

Net loss	$(1,422,967)	$(1,631,348)	$(3,085,367)	$(3,395,644)

Net loss per common share:
Basic and diluted	$(0.20)	$(0.23)	$(0.42)	$(0.49)

Weighted average number of common shares:
Basic and diluted	7,291,703	7,197,684	7,287,277	6,861,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2008	7,282,802	$109,242	$149,031,557	$(180,390,858)	$(31,250,059)
Non-cash stock based compensation expense, net	—	—	228,308	—	228,308
Issuance of common stock for services rendered	9,000	135	1,260	—	1,395
Issuance of warrants for services rendered	—	—	5,672	—	5,672
Net loss for the three months ended June 30, 2009	—	—	—	(3,085,367)	(3,085,367)
Balance at June 30, 2009	7,291,802	$109,377	$149,266,797	$(183,476,225)	$(34,100,051)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,085,367)	$(3,395,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	104,134	158,836
Stock based compensation (credits) charges	228,308	(4,592,004)
Amortization of discount on senior secured promissory note	—	121,075
Accrued registration rights penalty	129,023	129,736
Facilities realignment and impairment of fixed assets	177,831	2,470,210
Warrants issued for services rendered	5,672	184,000
Deferred revenue	(375,112)	(241,090)
Other	(19,410)	(10,197)
Change in operating assets and liabilities:
Accounts receivable	(316,567)	(343,992)
Prepaid expenses and other assets	75,954	144,221
Accounts payable	(40,835)	176,100
Accrued expenses and other liabilities	1,528,877	(443,064)
Interest payable and accrued expenses to related parties	889,273	781,247
Net cash used in operating activities	(698,219)	(4,860,566)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	—	9,800
Changes in restricted cash	124,245	(1,782)
Purchase of equipment	—	(1,861)
Net cash provided by investing activities	124,245	6,157

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placements of common stock	—	1,800,000
Net proceeds from exercise of warrants	—	1,835,683
Net proceeds from sale of manufacturing equipment	568,723	—
Repayment of capital lease obligations and other	—	(16,608)
Net cash provided by financing activities	568,723	3,619,075

Net decrease in cash and cash equivalents	(5,251)	(1,235,334)
Cash and cash equivalents at beginning of the period	222,821	1,716,671
Cash and cash equivalents at end of the period	$217,570	$481,337

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,197	$4,399
Repayment of secured convertible debentures in exchange for milestone payment	2,500,000	—
Fair value of warrants issued in connection with private placement	—	4,554,000
Fair value of warrants issued to placement agents	—	207,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

1.	Organization and Basis of Presentation

Business

Vyteris, Inc. (the terms “Vyteris” and the “Company” refer to each of Vyteris, Inc., its subsidiary, Vyteris, Inc. (incorporated in the State of Delaware) and the consolidated entity), has developed and produced the first FDA – approved electronically controlled transdermal drug delivery system that transports drugs through the skin comfortably, without needles. This platform technology can be used to administer certain therapeutics either directly to the skin or into the bloodstream. In January 2005, Vyteris received approval from the FDA for its manufacturing facility and processes for LidoSite.  This product is not currently being pursued by the Company and has not been pursued beyond an unsuccessful launch in 2007.  Vyteris holds approximately 50 U.S. patents relating to the delivery of drugs across the skin using a mild electric current and operates in one business segment. The Company is pursuing peptide and small molecule opportunities through, among other things, drug development partnerships.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. On June 30, 2009 the Company’s cash position was $0.2 million, with a working capital deficit of $19.9 million. The report of the independent registered public accounting firm relating to the audit of the Company's consolidated financial statements for the year ended December 31, 2008 contains an explanatory paragraph expressing uncertainty regarding the Company’s ability to continue as a going concern because of its operating losses and its continuing need for additional capital.

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

No fundraising has been consummated in 2009, although the Company sold its PMK 150 patch manufacturing machine to Ferring for $1.0 million, in order to repay $0.5 million in indebtedness to Ferring and to assist in funding its operations. The Company’s sole other source of cash flow in 2009 has been through reimbursement of product development costs with respect to its infertility development project with Ferring.  Net proceeds from these sources have not provided sufficient funds for the Company’s current operations, and its balance of payables due to third parties continues to increase. Subsequent financings will be required to fund the Company’s operations, fund research and development for new products, repay past due payables and pay debt service requirements. No assurance can be given that the Company will be successful in procuring the further financing needed to continue the execution of its business plan, which includes the development of new products, and to satisfy its mounting inebtedness and past due payables. Failure to obtain such financing will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue in business as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. The report of the independent registered public accounting firm relating to the audit of the Company's consolidated financial statements for the year ended December 31, 2008 contains an explanatory paragraph expressing uncertainty regarding our ability to continue as a going concern because of the Company's operating losses and its need for additional capital. On June 30, 2009 the Company’s cash position was $0.2 million, with a working capital deficit of $19.9 million. The condensed consolidated balance sheet as of December 31, 2008 has been derived from those audited consolidated financial statements. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. All significant intercompany balances and transactions have been eliminated in consolidation.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

2.	Significant Accounting Policies

Accounting policies

There have been no significant changes in the Company’s accounting policies (as detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2008). The following significant accounting policies are included herein.

Risk and uncertainties

The Company purchases raw materials and components from single-source suppliers. All inventory is fully reserved at December 31, 2008 and June 30, 2009.  Some of those materials or components are custom-made and are the result of long periods of collaboration with suppliers. Although the Company has not experienced significant supply delays attributable to supply changes, the Company believes that, for electrode subcomponents and hydrogel in particular, alternative sources of supply would be difficult to develop over a short period of time. Because the Company has no direct control over its third-party suppliers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary parts or products, the Company may be unable to redesign or adapt its technology to work without such parts or find alternative suppliers or manufacturers. In such events, the Company could experience interruptions, delays, increased costs, or quality control problems.

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

Debt instruments, offering costs and the associated features and instruments contained therein

Deferred financing costs are amortized over the term of its associated debt instrument. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the debt instrument between the warrants and the debt based on their relative fair values in accordance with Accounting Principle Board No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value of the warrants issued to debt holders or placement agents are calculated utilizing the Black-Scholes option-pricing model. The Company amortizes the resultant discount or other features over the terms of the debt through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated. The Company’s debt instruments do not contain any embedded derivatives at June 30, 2009.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

Recently issued accounting standards

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

In September 2006, the FASB issued FASB Statement 157, “Fair Value Measurements” (“FASB No. 157”). FASB No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, FASB No. 157 does not require any new fair value measurements.  However, for some entities, the application of FASB No. 157 will change current practice.  The changes to current practice resulting from the application of FASB No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  The provisions of FASB No. 157 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company adopted FASB No. 157 effective January 1, 2008 for financial assets and the adoption did not have a significant effect on its financial statements.  The Company has adopted the remaining provisions of FASB No. 157 beginning in 2009. The adoption of FASB No. 157 did not have a material impact on the Company’s condensed consolidated results of operations or financial condition.

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

In May 2009, FASB issued Statement of Financial Accounting Standard (“SFAS”) SFAS No. 165, "Subsequent Events". The objective of this SFAS No. 165 is to establish principles and requirements for reporting subsequent events for the period after the balance sheet date through the date that the financial statements are available to be issued. The Company is required to adopt these provisions prospectively for both interim and annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s condensed consolidated results of operations or financial condition. In accordance with SFAS 165, the Company evaluated all events or transactions that occurred after June 30, 2009 up through August 12, 2009, the date the Company issued these condensed consolidated financial statements.  During this period, the Company did not have any material recognizable subsequent events.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting” (Codification), which replaces SFAS No. 162. This SFAS No. 168 will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and the Company’s adoption is not expected to have a material impact on the Company’s condensed consolidated results of operations or financial condition.

Effective for the interim reporting period ending June 30, 2009, the Company adopted FASB Staff Position Financial Accounting Standard 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amended APB Opinion No. 28, “Interim Financial Reporting,” to require related disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for the interim reporting period ending June 30, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s condensed consolidated financial statements.

3.	Restructuring

On January 31, 2008, the Company reduced its workforce by approximately 32 employees who were solely or partially dedicated to LidoSite. The Company further reduced its workforce by three employees on June 26, 2008. These reductions in force and reductions in variable spending related to LidoSite were intended to reduce the Company’s ongoing working capital needs and monthly cash burn while reallocating resources to both peptide product delivery and other business development opportunities. The Company recorded approximately $0.2 million of severance related expenses, which are included in research and development, general and administrative and sales and marketing expenses in the condensed consolidated statement of operations in 2008. There were no unpaid severance costs as of June 30, 2009.

4.	Inventories, net

Inventories consist of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)

Raw materials	$1,334,544	$1,358,388
Work in process	106,419	106,456
Finished goods	294,169	294,169
Inventory	1,735,132	1,759,013
Excess and obsolete inventories	(1,735,132)	(1,759,013)
Inventories, net	$-	$-

Inventories are stated at the lower of cost (first-in, first-out method) or market.

The Company assesses the valuation of its inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory and the lower of cost or market adjustment. The key factors in the Company’s inventory review process are the historical rates for raw material and fabricated patch meeting its product specification acceptance criteria and anticipated demand for its LidoSite product. Due to the de-emphasis of the LidoSite product, the Company has focused its resources and efforts in other product development areas.  Accordingly, the Company recorded a full inventory reserves in cost of sales and approximately of $0.1 million was written off for the six months ended June 30, 2008.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

5.	Property and Equipment, net

Property and equipment, net consist of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)

Manufacturing and laboratory equipment	$1,883,753	$1,883,753
Furniture and fixtures	156,543	156,543
Office equipment	345,424	363,142
Leasehold improvements	367,818	367,818
Software	205,210	205,210
	2,958,748	2,976,466
Less: Accumulated depreciation and amortization	(2,773,251)	(2,677,483)
Property and equipment, net	$185,497	$298,983

Depreciation and amortization expense, included in cost and expenses in the accompanying condensed consolidated statements of operations, was approximately $0.05 million and $0.1 million for each of the three months ended June 30, 2009 and 2008, respectively, and $0.1 million and $0.2 million for each of the six months ended June 30, 2009 and 2008, respectively.

In January 2008, the Company announced a de-emphasis of the sales and marketing efforts of its LidoSite product.  In March 2008, the Company recorded an impairment charge of approximately $0.1 million on furniture and fixtures due to the consolidation of office space, which is included in facilities realignment and impairment of fixed assets expense in the condensed consolidated statement of operations for the period ended June 30, 2008.

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

As of June 30, 2009 and December 31, 2008, $2.9 million was outstanding under the Working Capital Facility and no additional amounts are available to be drawn. The Working Capital Facility is collateralized by a lien on all of the Company’s and its operating subsidiary’s assets and bears interest at a rate equal to 9% per annum. STSG has the option to convert the outstanding principal amount of the Working Capital Facility into Company common stock at a price of $22.50 per share.

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

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

The Company recorded accrued and unpaid interest to related parties of approximately $0.7 million and $0.5 million in interest payable and accrued expenses to related parties in the accompanying condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008, respectively. The Company recorded interest expense to related parties of approximately $0.1 million in the accompanying condensed consolidated statements of operations for each of the three month periods ended June 30, 2009 and 2008, respectively, and $0.1 million for each of the six month periods ended June 30, 2009 and 2008, respectively.

7.	Accrued Registration Rights Penalty

In connection with the delayed filing of a registration statement for securities sold pursuant to a $15.1 million private placement in 2004, the Company incurred approximately $1.4 million of liquidated damages in 2005. In addition, the Company is obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable.  The Company has not yet paid such amount and interest continues to accrue. Interest expense, included in registration rights penalty in the accompanying condensed consolidated statements of operations, was $0.06 million for each of the three month periods ended June 30, 2009 and 2008, and $0.13 million for each of the six month periods ended June 30, 2009 and 2008.

8.	Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2009	2008
	(Unaudited)

Compensation, accrued bonuses and benefits payable	$358,987	$330,715
Continuous motion patch machine costs and delivery	179,820	180,447
Accrued insurance costs	11,438	86,229
Accrued accounting, legal and consulting fees	120,833	96,690
Outside services	281,543	6,504
Food and drug administration fees	210,847	125,942
Accrued facilities realignment costs – current portion	494,938	251,411
Other	309,652	204,608
Accrued expenses	$1,968,058	$1,282,546

9.	Promissory Notes

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

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

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

At June 30, 2009, the remaining balance of the January 2006 Promissory Note and the 2006 Promissory Notes is $5.4 million. Effective as of October 1, 2008, the Company entered into an agreement with STSG to conform the January 2006 Promissory Note and 2006 Promissory Notes with the same terms as the Working Capital Facility amendment.

Ferring Milestone Advance

Effective July 9, 2008, Ferring advanced a $2.5 million payment which would otherwise have been due to the Company in conjunction with the commencement of phase II clinical trials (“Phase II”) as described in the License and Development Agreement dated as of September 27, 2004 (as heretofore amended, the “License Agreement”) between Ferring and the Company. The $2.5 million was advanced in the form of a loan, and the Company issued a $2.5 million principal amount secured note (“Milestone Advance”) to Ferring. The Milestone Advance bore interest at the rate of 10% per annum. Interest accrued during the term of the Milestone Advance and was payable in full at maturity.  The Milestone Advance was paid off in March 2009.

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

In a related transaction, Ferring loaned the Company an additional $50,000 (“July 2008 Note”) to enable payoff of the existing $0.5 million principal amount note with Allen Capital Partners, which payoff in full took place on July 8, 2008. On December 16, 2008, Ferring loaned Vyteris an additional $0.2 million in the form of a promissory note (“December 2008 Note”) issued by Vyteris to Ferring.

 The Milestone Advance, July 2008 Note and the December 2008 Note were paid in full as of March 31, 2009 through the application of the Phase II milestone payment otherwise due by Ferring to Vyteris, and the balance was paid off with proceeds from the March 2009 sale by Vyteris to Ferring of the PMK 150 patch manufacturing machine, as discussed below. The milestone payment is being recognized as income over the expected development period.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

Transaction Agreement with Ferring March 2009

In March 2009, the Company entered into a transaction with Ferring whereby Ferring agreed to fund the first half of the 2009 development budget up to $3.3 million, in consideration of which the Company granted Ferring a senior security interest in its assets (which Ferring has agreed to subordinate to the security interest of new third party lenders for a value of over $3.3 million) and which security interest expires at the earlier of the date when the Company delivers patches required for Phase III testing and May 31, 2010.  The amounts received from Ferring in excess of the current development expenditures by the Company are considered deferred revenue in the accompanying condensed balance sheet.

Ferring also agreed to buy the Company’s PMK 150 machine for $1.0 million, of which $0.5 million was paid at closing (half to satisfy outstanding senior secured convertible debentures due to Ferring) and $0.3 million was paid on May 14, 2009 (part to satisfy accrued and unpaid interest on loans from Ferring) and which has been leased back to the Company at a rental amount of $1,000 per month. The Company accounts for the lease of the PMK 150 machine as an operating lease and recorded a deferred gain on sale of $1.0 million on its condensed consolidated balance sheet on the sales lease back transaction. The Company is amortizing the deferred gain over the ten year lease term in proportion to the gross rental charges. As of June 30, 2009, the deferred gain amortized in the condensed consolidated statement of operations was insignificant. The Company also granted Ferring a one year option to purchase our PMK 300 machine at a price to be negotiated in good faith.

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

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

The Company accrued cumulative dividends in arrears on the Series B Preferred Stock by recognizing $0.2 million for each of the three months ended June 30, 2009 and 2008, and $0.3 million for each of the six months ended June 30, 2009 and 2008, of interest expense to related parties in the accompanying condensed consolidated statement of operations and increasing the redemption value of the Series B Preferred Stock. With respect to the distribution of assets, the Series B Preferred Stock ranks senior to the Company’s common stock. Each share of the Series B Preferred Stock is convertible at any time, at the option of the holder, into common stock at $22.50 per share pursuant to an agreement with STSG as of August 2007.

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

Other Related Party
  .
•
At June 30, 2009 and December 31, 2008, approximately $0.2 million and $0.1 million is included in interest payable and accrued expenses due to related party in the accompanying condensed consolidated balance sheets for amounts owed to STSG and STVI for certain expenses paid on behalf of the Company. There were no such payments in 2009.

•
The Company paid Russell Potts, one of its directors, approximately $11,000 for the three months ended June 30, 2008, and approximately $17,000 for the six months ended June 30, 2008 for consulting services and out of pocket expenses. In 2009, the Company recorded $0.002 million in accounts payable in the accompanying consolidated balance sheet for such consulting services.

•	Donald F. Farley, Chairman of the Board of Directors was paid $22,000 for the three and six months ended June 30, 2008 for the performance of interim CEO services. There were no such payments in 2009.

•
At June 30, 2009, approximately $0.05 million has been either paid or is included in accrued expenses, deferred revenue and other in the accompanying condensed consolidated balance sheets for amounts owed to Arthur Courbanou for additional services performed as Chairman of the Special Assessment Committee.

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

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

Options granted under the 2005 Stock Option Plan vest as determined by the Compensation Committee of the Board of Directors and terminate after the earliest of the following events: expiration of the option as provided in the option agreement, termination of the employee, or ten years from the date of grant (five years from the date of grant for incentive options granted to an employee who owns more than 10% of the total combined voting power of all classes of the Company stock at the date of grant).  In some instances, granted stock options are immediately exercisable into restricted shares of common stock, which vest in accordance with the original terms of the related options. If an optionee’s status as an employee or consultant changes due to termination, the Company has the right, but not the obligation, to purchase from the optionee all unvested shares at the original option exercise price. Prior to the adoption of SFAS No. 123R, the vesting period of a stock option was 33% per annum over a three-year period.  Subsequent to the adoption of SFAS No. 123R, the vesting period of stock options are either performance based or contain vesting periods of three years or less.  The Company recognizes compensation expense ratably over the requisite service period.

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

Stock option activity for all plans for the six month period ended June 30, 2009:
	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price	Intrinsic Value
Outstanding at January 1, 2009	2,353,124	$0.25-45.60	$3.02
Granted	-	-	-
Exercised	-	-	-
Forfeited	(59,722)	0.50-45.60	3.37
Outstanding at June 30, 2009	2,293,402	0.25-45.60	3.01	-
Exercisable at June 30, 2009	1,270,235	$0.25-45.60	$5.02	-

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

The following table summarizes information about stock options outstanding and exercisable under all plans at June 30, 2009:
	Options Outstanding at June 30, 2009			Options Exercisable at June 30, 2009
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares	Weighted Average Exercise Price
$ 0.25-18.60	2,107,573	$0.76	8.89	1,088,954	$1.09
$ 18.61-21.75	86,536	19.73	2.90	86,041	19.71
$ 21.76-24.00	20,267	23.26	8.16	16,938	23.26
$ 24.01-31.50	17,016	29.65	4.81	16,286	29.57
$ 31.51-45.60	62,010	42.20	6.35	62,016	42.20
$ 0.25-45.60	2,293,402	$3.01	8.92	1,270,235	$5.02

The following table summarizes the Company’s unvested stock awards under all plans as of June 30, 2009:

	As of June 30, 2009		As of June 30, 2008
Unvested Stock Option Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1,	1,240,078	$0.69	481,032	$32.70
Awards	-	-	50,000	$3.76
Forfeitures	(35,475)	$1.23	(385,664)	$36.34
Vestings	(181,436)	$1.58	(16,530)	$31.83
Unvested at June 30,	1,023,167	$0.57	128,838	$10.58

Stock options available for grant under all stock option plans covered a total of 1,263,432 shares of common stock at June 30, 2009. Stock options available for grant under the 2005 Stock Option Plan covered 817,266 shares of stock, and the Outside Director Stock Incentive Plans covered 446,166 shares of stock at June 30, 2009.

The fair value of stock-based awards was estimated using the Black-Scholes model, or in the case of awards with market or performance based conditions, the binomial model with the following weighted-average assumptions for stock options granted in the three and six months ended June 30, 2008.
	Three Months Ended June 30,	Six Months Ended June 30,
	2008	2008
Weighted-average:	(1)	(1)
Expected holding period (years)	5.0	5.0
Risk-free interest rate	3.34%	2.75%
Dividend yield	0%	0%
Volatility	91.8%	91.8%
Fair value at grant date	$1.87	$2.70
Forfeiture rate	15.22%	15.22%

(1)	The Company did not grant stock options in the three and six month periods ended June 30, 2009.

The Company’s computation of expected life is based on historical exercise and forfeiture patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The key factors in the Company’s determination of expected volatility are historical and market-based implied volatility, comparable companies with longer stock trading periods than the Company and industry benchmarks.  The following table sets forth the total stock-based compensation expense resulting from stock options in the Company’s condensed consolidated statements of operations for the three and six month periods ended June 30, 2009 and 2008:

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Research and development	$12,005	$153,600	$35,737	$314,664
General and administrative (1)	71,966	(709,742)	177,687	(4,858,129)
Sales and marketing	7,442	9,215	14,884	(48,539)
Stock-based compensation expense before income taxes	91,413	(546,927)	228,308	(4,592,004)
Income tax benefit	-	-	-	-
Total stock-based compensation expense after income taxes	$91,413	$(546,927)	$228,308	$(4,592,004)

(1) Includes a credit for reversal of performance based stock option grants of $6.0 million in 2008.

As of June 30, 2009, $0.4 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.2 years.

14.	Material Agreements

Pursuant to a Settlement and Mutual Release Agreement, dated October 27, 2008, between the Company and Monumed, LLC, Monumed forgave the approximately $0.2 million in outstanding invoices owed to it for services rendered, and the parties exchanged mutual releases. In addition, in lieu of the remaining $152,000 payment which was due Mr. McIntyre, the Company paid $75,000 on October 27, 2008, and agreed to pay an additional $25,000 on each of November 26, 2008 and December 24, 2008. The Company recorded $50,000 outstanding under this agreement in accrued expenses in the condensed consolidated balance sheet as of June 30, 2009.

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

On April 10, 2009 the Company granted a warrant to purchase up to 80,000 shares of its common stock at an exercise price of $0.10 per share, with a term of 5 years, as settlement for a late payment of rent to its landlord of its 13-01 Pollitt Drive, Fair Lawn, New Jersey corporate headquarters. Management estimated that the fair value of the 80,000 warrants issued was approximately $0.006 million, using the Black-Scholes option-pricing model with the following weighted average assumptions; 1.90% risk-free interest rate, 5.0 years expected holding period and 91.86% expected volatility.  The fair value of these warrants of approximately $0.006 million is included in general and administrative expense in the accompanying consolidated statements of operations.

15.	Loss Per Share and Warrant Information

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share for the three and six month periods ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(1,422,967)	$(1,631,348)	$(3,085,367)	$(3,395,644)
Denominator:
Weighted average shares	7,291,703	7,197,684	7,282,277	6,861,511
Basic and diluted net loss per share	$(0.20)	$(0.23)	$(0.42)	$(0.49)

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period.

	As of June 30,
	2009	2008
Convertible preferred stock	500,000	333,333
Convertible debt	365,180	491,847
Warrants	4,088,377	4,686,386
Options	2,293,402	342,997
Total	7,246,959	5,854,563

The following table summarizes information about warrants outstanding and exercisable at June 30, 2009:

	Warrants Outstanding and Exercisable At June 30, 2009
Exercise Price	Number of Shares	Weighted Average Exercise Price	Expiration Dates

$ 0.10-6.75	2,446,908	$3.38	2009 -2013
$ 11.25-11.55	540,210	11.51	2011- 2014
$ 15.90-18.75	308,317	16.33	2009- 2010
$ 22.50-22.50	479,944	22.50	2011- 2012
$ 28.50-43.20	247,451	40.90	2009-2013
$ 67.05-143.25	65,547	70.44	2009-2010
$ 1.65-143.25	4,088,377	$10.79	2009-2014

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

Overview

We have developed and produced the first FDA – approved electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to administer certain therapeutics either directly to the skin or into the bloodstream. In January 2005, we received approval from the FDA for our manufacturing facility and processes for LidoSite and launched our commercial efforts in 2007. Due to the limited early commercial success of LidoSite, we have de-emphasized the LidoSite project and are also actively pursuing peptide and small molecule opportunities.  See “Business Model” below.  We hold approximately 50 U.S. patents relating to the delivery of drugs across the skin using a mild electric current that operates in one business segment.  The terms “Company,” “Vyteris,” “us,” “we” or “our” refer to each of Vyteris, Inc., its subsidiary, also named Vyteris, Inc. (incorporated in the state of Delaware) and the combined company.

Liquidity

On June 30, 2009 our cash position was $0.2 million, with a working capital deficit of $19.9 million.  On June 30, 2009 we also had approximately $2.7 million in accounts payable which are more than 60 days past due.  This trend is expected to continue as the claims and litigation against us increase.  There is substantial doubt about our ability to continue as a going concern. We have implemented several cost reduction measures, including headcount reductions, abandoning our leased facility at 17-01 Pollitt Drive, Fair Lawn, NJ and reducing the level of effort spent on research and development programs, other than our female infertility treatment.

We raised $2.8 million through a loan from Ferring in July 2008 and December 2008, $2.5 million of which was satisfied in March 2009, through application of the Phase II milestone payment otherwise due by Ferring to Vyteris, and the balance was paid off with proceeds from the March 2009 sale by Vyteris to Ferring of the PMK 150 patch manufacturing machine.  However, unless we are able to raise additional funding, we may be unable to continue operations. Nonetheless, our recent efforts to raise capital, above and beyond funds received from Ferring have not been successful to date.  Funds received from Ferring are earmarked for work with respect to the infertility project we are currently pursuing with Ferring.  Especially in the current economic climate and given our recent experience, it is likely that additional funding will not be available on favorable terms if available at all. Failure to obtain such financing will require management to substantially curtail or fairly possibly to completely shut down operations and liquidate our assets or file for bankruptcy protection. In the event that we do raise additional capital through a borrowing, the covenants associated with existing debt instruments may impose substantial impediments on us.

Our current funding arrangement with Ferring does not provide for payment of our continually increasing past due accounts payable.  As our past due payables continue to increase and creditors making claims against us increase, we are under further pressure to resolve issues with our trade creditors or face time consuming and costly litigation and settlements.  Unless we are able to raise sufficient capital to fund payment of those past due amounts, we may be forced to consider extraordinary measures such as bankruptcy.

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

Business Model

Our commercialization strategy is to focus on near-term and future market opportunities utilizing FDA-approved and marketed drugs (primarily peptides and small molecule drugs) with our proprietary delivery technology, using our own brands and by partnering with major pharmaceutical companies on other opportunities. By pursuing this strategy, our plan is to develop and commercialize new products that can reach the market faster and at a reduced cost than the traditional development of new chemical entities, so as to have a higher probability of commercial success. Our primary focus at this time is continuation of Phase II clinical studies with Ferring on our infertility project. In conjunction with our business development team, we have commenced a concerted search for a second project in connection with which we would partner with a major pharmaceutical company for delivery of another drug with our Smart patch technology. While we did not have the resources to successfully launch the LidoSite product, we still believe it may have commercial viability and are actively seeking either a licensing of the product or other strategic partnering opportunity of LidoSite during 2009.

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

•
Ferring is responsible for the conduct of, and cost of, clinical trials. Clinical trials include experimental testing of the product on humans in a clinical environment according to FDA guidelines to demonstrate safety and efficacy and ultimately gain FDA approval. This includes all activities associated with design of the experimental trials, selecting the test centers, personnel costs associated with carrying out the trials, acquisition and analysis of data from the trials, and presentation or publication of the data in a format suitable for submission to the FDA; and

•
Ferring is obligated to pay up to $9.0 million on the occurrence of certain events during the term of the agreements. Through June 30, 2009, Ferring has made $3.0 million of such milestone payments to us, and we cannot gauge when or what, if any, of the rest of the payments we will receive.

In March 2009, we entered into a transaction with Ferring whereby they agreed to fund the first half of the 2009 development budget up to $3.3 million, in exchange for which we have granted Ferring a senior security interest in our assets (which Ferring has agreed to subordinate to the security interest of new third party lenders for a value of over $3.3 million) and which security interest expires when we deliver patches required for Phase III testing.  They also agreed to buy our PMK 150 machine for $1.0 million, of which $0.5 million was paid at closing (half to satisfy outstanding loans to Ferring) and the balance of which was paid on May 14, 2009 (part to satisfy accrued and unpaid interest on loans to us from Ferring) and which has been leased back to us at a rental amount of $1,000 per month.  As a result of this transaction, we recorded approximately a $1.0 million deferred gain on our condensed consolidated balance sheet at March 31, 2009. We have also granted Ferring a one year option to purchase our PMK 300 machine at a price to be negotiated in good faith.  Ferring loaned us an aggregate of $2.8 million through promissory notes bearing interest at 10% per annum all of which was repaid by March 31, 2009. The amounts received in 2009 from Ferring in excess of the current development expenditures are considered deferred revenue in the accompanying condensed consolidated balance sheet.

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

Topical Anesthesia

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

Licensing revenue. We use revenue recognition criteria outlined in SAB No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force, EITF, Issue 00-21 Revenue Arrangements with Multiple Deliverables.

Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where we have an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized into license fees in the statement of operations over the term of the performance obligation.

Product sales. We recognize product revenue, net of allowances for anticipated returns, provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments. Our standard shipping terms are F.O.B. shipping point.  We provide a reserve for sales returns and allowances based upon estimated results, at the time of shipment.

Allowance for Excess and Obsolete Inventory

We assess the valuation of our inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory. The key factors in our inventory review process are our sales forecasts (due to the de-emphasis of the LidoSite product and uncertain future sales opportunities of products currently under development), our historical experience for raw materials and fabricated patch product meeting our specification acceptance criteria.  The failure to meet specifications renders raw materials unusable in our patch fabrication process and for fabricated patches renders such patches not available for sale.  The allowance for excess and obsolete inventory was $1.7 million at June 30, 2009. Increases in the allowance for excess and obsolete inventory result in a corresponding expense to cost of sales.

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

Stock-based Compensation

We account for our stock based employee compensation plans under SFAS No. 123 (revised 2004), "Shared-Based Payment" ("SFAS No. 123R").  SFAS No. 123R addresses the accounting for shared based payment transactions in which an enterprise receives employee services for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments.  SFAS No. 123R requires that such transactions be accounted for using a fair value based method.

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

Deferred Financing and Other Debt-Related Costs

Deferred financing costs are amortized over the term of its associated debt instrument.  We evaluate the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist.  We allocate the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  The fair value of the warrants issued to note holders or placement agents are calculated utilizing the Black-Scholes option-pricing model.  We amortize the resultant discount or other features over the terms of the notes through its earliest maturity date using the effective interest method. Under this method, interest expense recognized each period will increase significantly as the instrument approaches its maturity date.  If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated.  Our debt instruments do not contain any embedded derivatives at June 30, 2009.

Recently Issued Accounting Standards

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

In September 2006, the FASB issued FASB Statement 157, “Fair Value Measurements” (“FASB No. 157”). FASB No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, FASB No. 157 does not require any new fair value measurements.  However, for some entities, the application of FASB No. 157 will change current practice.  The changes to current practice resulting from the application of FASB No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  The provisions of FASB No. 157 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  However, delayed application of this statement is permitted for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  We adopted FASB No. 157 effective January 1, 2008 for financial assets and the adoption did not have a significant effect on our financial statements.  We have adopted the remaining provisions of SFAS No. 157 beginning in 2009. The adoption of SFAS No. 157 did not have a material impact on our condensed consolidated results of operations or financial condition.

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

In May 2009, FASB issued SFAS No. 165, "Subsequent Events". The objective of this SFAS No. 165 is to establish principles and requirements for reporting subsequent events for the period after the balance sheet date through the date that the financial statements are available to be issued. We are required to adopt these provisions prospectively for both interim and annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact our condensed consolidated results of operations or financial condition. In accordance with SFAS No. 165, we evaluated all events or transactions that occurred after June 30, 2009 up through August 12, 2009, the date we issued these condensed consolidated financial statements.  During this period, we did not have any material recognizable subsequent events.

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting” (Codification), which replaces SFAS No. 162. This SFAS No. 168 will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and our adoption is not expected to have a material impact on our condensed consolidated results of operations or financial condition.

Effective for the interim reporting period ending June 30, 2009, the Company adopted FASB Staff Position Financial Accounting Standard 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amended APB Opinion No. 28, “Interim Financial Reporting,” to require related disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for the interim reporting period ending June 30, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s condensed consolidated financial statements.

Consolidated Results of Operations

The following table sets forth the percentage increases or (decreases) in certain line items on our condensed consolidated statements of operations for the three and six months ended June 30, 2009 and June 30, 2008:

	Three months ended June 30, 2009 Versus June 30, 2008	Six months ended June 30, 2009 Versus June 30, 2008
Revenues	(44.1)%	(22.0)%
Cost of sales (1)	-	100%
Research and development	(46.0)%	(52.1)%
General and administrative	10.8%	(200.7)%
Facilities realignment and impairment of fixed assets	37.0%	(92.8)%
Registration rights penalty (1)	-	(0.5)%
Interest (income) expense, net	(11.4)%	5.1%
Net loss	(12.8)%	(9.1)%

(1)	No comparable changes for the three months ended June 30, 2009.

Comparison of the Three Month Periods Ended June 30, 2009 and 2008

Revenues

Revenues were $0.6 million for the three months ended June 30, 2009, compared to $1.1 million for the comparable period in 2008, a decrease of 44.1% or $0.5 million. Our revenues for the three-month period ended June 30, 2009 and 2008 were primarily derived from reimbursement of product development costs from Ferring.

Revenues from the development and marketing agreement with Ferring were $0.5 million for the three months ended June 30, 2009, compared to $0.9 million for the comparable period in 2008, a decrease of 49.9% or $0.5 million. This decrease is primarily attributable to reduced patch development and wear studies cost reimbursements for the three months ended June 30, 2009 when compared to the three months ended June 30, 2008.

Other revenue was $0.2 million for the three months ended June 30, 2009, compared to $0.2 million for the comparable period in 2008, a decrease of 21.0% or $0.05 million. This increase was primarily attributable to the initiation of the Phase II clinical trial in March 2009 resulting in a $2.5 million milestone payment from Ferring which we are amortizing over the term of the development agreement with Ferring.  In 2008, upon the cancellation of a contract with B. Braun, we recognized of previously deferred revenue of $0.2 million in the condensed consolidated statement of operations.

Research and development

Research and development expenses were $0.9 million for the three months ended June 30, 2009, compared to $1.6 million for the comparable period in 2008, a decrease of 46.0% or $0.7 million. The decrease is primarily attributable to the reduced patch development and wear studies cost associated with the development and marketing agreement with Ferring now that we have initiated the Phase II clinical trial in March 2009. Ferring is responsible for the conduct of, and cost of, clinical trials which include all activities associated with design of the experimental trials, selecting the test centers, personnel costs associated with carrying out the trials, acquisition and analysis of data from the trials, and presentation or publication of the data in a format suitable for submission to the FDA.

General and administrative

General and administrative expenses totaled $0.7 million for the three months ended June 30, 2009, compared to $0.6 million for the comparable period in 2008, an increase of 10.8% or $0.07 million.  General and administrative expenses for the three months ended June 30, 2008 included a non-cash (credit) of $(0.8) million in stock option expenses upon the retirement of unvested performance based stock options, previously granted to Anthony Cherichella, our former CFO, upon his resignation on April 18, 2008, which resulted in the reversal of previously recognized expenses related to such options. Without giving effect to the non-cash (credit), general and administrative expenses would have totaled $0.7 million for the three months ended June 30, 2009, compared to $1.4 million for the comparable period in 2008, a decrease of $0.7 million or 51.9%.  The decrease is primarily attributable to a reduction in investor relations costs, legal fees, consulting costs and personnel costs, which include salary, benefits and severance, consistent with management’s strategy to reduce operating expenses in 2009.

Facilities realignment and impairment of fixed assets

Expenses for facilities realignment and impairment of fixed assets totaled $0.05 million and $0.04 million for the three months ended June 30, 2009 and 2008, respectively. Due to the de-emphasis of the LidoSite product, we did not expect to have the need for the facility at 17-01 Pollitt Drive, so during the first quarter of 2008, we consolidated all operations (including offices) in the 13-01 Pollitt Drive facility and have approached the landlord to seek an early lease termination. We have accordingly recorded the amortization of the present value of future facilities realignment costs of $2.5 million initially recorded in the first quarter of 2008 in the condensed consolidated statement of operations for each of the three months ended June 30, 2009 and 2008.

Registration rights penalty

The registration rights penalty for failure to register common stock issued totaled $0.1 million for each of the three months ended June 30, 2009 and 2008. In connection with our private placement transactions in September 2004, we filed a registration statement with the SEC relating to the resale of shares of our common stock.  Since the SEC did not declare that registration statement effective by February 25, 2005, we are obligated to pay a registration rights penalty to certain stockholders. The registration statement was declared effective on May 12, 2005, resulting in a cumulative obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition and ability to remain in business. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable, and there is no cap on the amount of interest to be so accrued.

Interest (income) expense, net

Interest (income) expense, net, was $0.4 million and $0.5 million for the three-month periods ended June 30, 2009 and 2008, respectively. There was no interest expense due to third parties in the three-month period ended June 30, 2009 as compared to $0.1 million for the comparable period in 2008.  Interest expense to related parties totaled $0.4 million in each of the three-month periods ended June 30, 2009 and 2008.  Interest income, included in interest expense, net, was de minimis and $8,763 for the three month period ended June 30, 2009 and 2008, respectively.

During three-month periods ended June 30, 2009 and 2008, interest expense net consisted of the following:

	Three Months Ended June 30,
	2009	2008
Non-cash interest expense, net	$7,031	$60,990

Coupon and other interest	243,252	249,607
Interest on Series B convertible redeemable preferred stock	150,000	150,000
Total interest expense	$400,283	$460,597

Comparison of the Six Month Periods Ended June 30, 2009 and 2008

Revenues

Revenues were $1.5 million for the six months ended June 30, 2009, compared to $1.9 million for the comparable period in 2008, a decrease of 22.0% or $0.4 million. Our revenues for the six-month period ended June 30, 2009 and 2008 were primarily derived from reimbursement of product development costs with Ferring.

Revenues from the development and marketing agreement with Ferring were $1.1 million for the six months ended June 30, 2009, compared to $1.6 million for the comparable period in 2008, a decrease of 31.9% or $0.5 million. This decrease is primarily attributable to reduced patch development and wear studies cost reimbursements for the three months ended June 30, 2009 when compared to the six months ended June 30, 2008.

Other revenue was $0.4 million for the six months ended June 30, 2009, compared to $0.3 million for the comparable period in 2008, an increase of 39.7% or $0.1 million. This increase was primarily attributable to the initiation of the Phase II clinical trial in March 2009 resulting in a $2.5 million milestone payment from Ferring, which we are amortizing over the term of the development agreement.  In 2008, upon the cancellation of a contract with B. Braun, we recognized previously deferred revenue of $0.2 million in the condensed consolidated statement of operations.

Cost of sales

There was no cost of sales for the six months ended June 30, 2009, compared to $0.1 million in cost of sales for the comparable period in 2008.  The reason for the decrease is that there was no product sold in six months ended June 30, 2009, so no costs of sales were incurred; however, there was product sold in the six months ended June 30, 2008, with an attendant cost. Additionally, we recorded an adjustment to our valuation allowance for excess and obsolete inventory of $0.1 million in the first quarter of 2008.

Research and development

Research and development expenses were $1.6 million for the six months ended June 30, 2009, compared to $3.4 million for the comparable period in 2008, a decrease of 52.1% or $1.8 million. The decrease is primarily attributable to the reduced patch development and wear studies cost associated with the development and marketing agreement with Ferring now that we have initiated the Phase II clinical trial in March 2009. Ferring is responsible for the conduct of, and cost of, clinical trials which include all activities associated with design of the experimental trials, selecting the test centers, personnel costs associated with carrying out the trials, acquisition and analysis of data from the trials, and presentation or publication of the data in a format suitable for submission to the FDA.

 General and administrative

General and administrative expenses totaled $1.8 million for the six months ended June 30, 2009, compared to a credit of $(1.7) million for the comparable period in 2008, an increase of 200.7% or $3.5 million.  General and administrative expenses for the six months ended June 30, 2008 includes a non-cash (credit) of $6.0 million in stock option expenses upon the retirement of unvested performance based stock options, previously granted to Tim McIntyre, our former CEO, upon his resignation on March 21, 2008, and Anthony Cherichella, our former CFO, upon his resignation on April 18, 2008, which resulted in the reversal of previously recognized expenses related to such options. Without giving effect to the non-cash (credit), general and administrative expenses would have totaled $1.6 million for the six months ended June 30, 2009, compared to $4.3 million for the comparable period in 2008, a decrease of $2.7 million or 62.8%.  The decrease is primarily attributable to a reduction in investor relations costs, legal fees, consulting costs and personnel costs, which include salary, benefits and severance, consistent with management’s strategy to reduce operating expenses.

Facilities realignment and impairment of fixed assets

Expenses for facilities realignment and impairment of fixed assets totaled $0.2 million and $2.4 million for the six months ended June 30, 2009 and 2008, respectively. Due to the de-emphasis of the LidoSite product, we do not expect to have the need for the facility at 17-01 Pollitt Drive, so during the first quarter of 2008, we consolidated all operations (including offices) in the 13-01 Pollitt Drive facility and have approached the landlord to seek an early lease termination. We have accordingly recognized the present value of future lease costs of $2.5 million in facilities realignment costs in the condensed consolidated statement of operations for the six months ended June 30, 2008.

Registration rights penalty

The registration rights penalty for failure to register common stock issued totaled $0.1 million for each of the six months ended June 30, 2009 and 2008. In connection with our private placement transactions in September 2004, we filed a registration statement with the SEC relating to the resale of shares of our common stock.  Since the SEC did not declare that registration statement effective by February 25, 2005, we are obligated to pay a registration rights penalty to certain stockholders. The registration statement was declared effective on May 12, 2005, resulting in a cumulative obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition and ability to remain in business. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable, and there is no cap on the amount of interest to be so accrued.

Interest (income) expense, net

Interest (income) expense, net, was $0.8 million and $0.9 million for the six-month periods ended June 30, 2009 and 2008, respectively. There was no third party interest expense in the six-month period ended June 30, 2009 as compared to $0.1 million for the comparable period in 2008.  Interest expense to related parties totaled $0.8 million in each of the six-month periods ended June 30, 2009 and 2008.  Interest income, included in interest expense, net, was $0.0004 million and $0.3 million for the six month period ended June 30, 2009 and 2008, respectively.

During six-month periods ended June 30, 2009 and 2008, interest expense consisted of the following:

	Six Months Ended June 30,
	2009	2008
Non-cash interest expense	$7,031	$121,075

Coupon and other interest	540,985	501,184
Interest on Series B convertible redeemable preferred stock	300,000	300,000
Total interest expense	$848,016	$922,259

Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern; however, we had cash and cash equivalents of $0.2 million and a working capital deficit of $19.9 million, as of June 30, 2009, which are not sufficient to allow us to continue operations without additional funding, especially given the fact that the Company has approximately $2.7 million in accounts payable which are more than 60 days past due, with increasing numbers of creditors either making claims and/or commencing litigation against us. No assurance can be given that we will be successful in arranging additional financing needed to continue the execution of our business plan, which includes the development of new products.  Failure to obtain such financing may require management to substantially curtail operations, cease operating our business or file for bankruptcy, which would result in a material adverse effect on our financial position and results of operations. Since February 2008, our only source of financing has been loans, development fees and milestone payments from our collaborative partner, Ferring.  These factors raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern.

Cash flows from operating activities

For the six-month period ended June 30, 2009, net cash used in operating activities was $0.7 million, as compared to $4.9 million of net cash used in operating activities in the comparable period in the prior year.

During the six-month period ended June 30, 2009, we had a net loss of $3.1 million which was partially offset by approximately $0.3 million of non-cash items and a $2.1 million increase in operating assets and liabilities resulting in net cash used in operating activities of $0.7 million. The increase in operating assets and liabilities is primarily due to a $1.5 million increase in accrued expenses and other liabilities, a $0.9 million increase in interest payable and accrued expenses to related parties partially offset by a decrease in accounts receivable of $0.3 million. During the six-month period ended June 30, 2008, we had a net loss of $3.4 million increased by approximately $1.7 million of non-cash items and partially offset by a decrease of $0.3 million in operating assets and liabilities resulting in net cash used in operating activities of $4.9 million.

Until we can develop and maintain consistent sales, we shall continue to utilize more cash in operating activities than is generated, and this trend may increase in the future as we engage in more research and development activities caused by accelerated development of products to eventually reach commercialization.  Therefore, until there are significant sales to cover operating costs, we will be dependent upon cash flows from financing activities to fund our operations.

Cash flows from investing activities

For the six-month period ended June 30, 2009, net cash provided by investing activities was $0.1 million and for the six-month period ended June 30, 2008, net cash provided by investing activities was de minimis as we significantly reduced variable spending related to LidoSite.  In 2009, the landlord of our 13-01 Pollitt Drive facility converted our restricted cash of approximately $0.1 million which was used as collateral for a letter of credit and converted it into a cash security deposit.

Cash flows from financing activities

For the six-month period ended June 30, 2009, net cash provided by financing activities was $0.6 million, as compared to $3.6 million of net cash provided by financing activities in the comparable period in the prior year. During the six-month period ended June 30, 2008, we raised $1.8 million in net proceeds from private placements of common stock and $1.8 million in net proceeds from the exercise of warrants.  During the six-month period ended June 30, 2009, we received net proceeds of $0.6 million from the sale of our PMK 150 patch manufacturing machine.  The instability of both the financial markets and global economies has impacted our ability to raise the necessary capital required to execute our business plan.

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

Funds Raised Pursuant to Temporary Reduction in Exercise Price of Warrants Issued by Us

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

Milestone Advance from Ferring

Effective July 9, 2008, Ferring advanced a $2.5 million payment which would otherwise be due to us from Ferring should they elect to proceed with Phase II Clinical Trials (“Phase II”) as described in the License and Development Agreement dated as of September 27, 2004 (as heretofore amended, the “License Agreement”.)  The $2.5 million was advanced in the form of a loan, and we issued a $2.5 million principal amount secured note (“Note”) to Ferring. The Note bore interest at the rate of 10% per annum with a 12% per annum default interest rate. Interest accrued during the term of the Note and was payable in full at maturity. Ferring elected to proceed with Phase II, and the principal amount of the Note was paid off through the application of the Phase II payment which would otherwise be due to us under the License Agreement.

Advance from Ferring December 2008

On December 16, 2008, Ferring loaned us an additional $0.2 million in the form of a promissory note (“December Note”) issued by us to Ferring.  The December Note bore interest at the rate of 10% per annum with a 12% default interest rate.  Interest accrued during the term of the December Note and is due at maturity, which is March 15, 2009.  The December 2008 Note was paid in full as of March 31, 2009 through the application of the Phase II milestone payment otherwise due by Ferring to Vyteris, and the balance was paid off with proceeds from the March 2009 sale by Vyteris to Ferring of the PMK 150 patch manufacturing machine, as discussed below.

Transaction Agreement with Ferring March 2009

In March 2009, we entered into a transaction with Ferring whereby they agreed to fund the first half of the 2009 development budget up to $3.3 million, in exchange for which we granted Ferring a senior security interest in its assets (which Ferring has agreed to subordinate to the security interest of new third party lenders for a value of over $3.3 million) and which security interest expires at the earlier of the date when we deliver patches required for Phase III testing and May 31, 2010.

Ferring also agreed to buy our PMK 150 machine for $1.0 million, of which $0.5 million was paid at closing (half to satisfy outstanding senior secured convertible debentures due to Ferring) and $0.3 million was paid on May 14, 2009 (part to satisfy accrued and unpaid interest on loans from Ferring) and which has been leased back to us at a rental amount of $1,000 per month. We account for the lease of the PMK 150 machine as an operating lease and are recognizing the deferred gain on the sale of the machine over the 10 year lease. The Company also granted Ferring a one year option to purchase our PMK 300 machine at a price to be negotiated in good faith.

Cash Position

See “Liquidity” under “Management’s Discussion and Analysis” for information on our cash position.

Accrued Registration Rights

On November 12, 2004 we filed a registration statement with the SEC relating to the resale of shares of our common stock.  Since that registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continued, an amount equal to 2% of such purchase price, until we have cured the delay, with an overall cap on such liquidated damages of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. Interest expense, included in registration rights penalty in the accompanying condensed consolidated statements of operations, was approximately $0.1 million and $0.1 million for each of the three and six months periods ended June 30, 2009 and 2008, respectively.  As of June 30, 2009, we accrued approximately $2.5 million for this penalty on the condensed consolidated balance sheet.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with capital and operating leases, manufacturing equipment, and employee agreements as set forth in the table below:

	Payments due by Period as of June 30, 2009
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$3,332,358	$712,698	$1,570,879	$712,721	$336,060
Payable for purchase Price PMK 300	179,820	179,820	—	—	—
Distribution agreement	91,775	91,775	—	—	—
PMK 150 lease agreement	117,000	12,000	24,000	24,000	57,000
Insurance financings	11,438	11,438	—	—	—
Debt obligations (2)	8,216,550	8,216,550	—	—	—
Advisory agreement	135,000	90,000	45,000	—	—
Total	$12,083,941	$1,097,731	$9,856,429	$736,721	$393,060
(1) includes $1,959,039 accrued as accrued facilities realignment cost at June 30, 2009.
(2) debt obligations are summarized as follows:

Lender	Amount	Due Date	Interest Rate
Spencer Trask (working capital facility)	$2,850,000	June 2010	13%
Spencer Trask (subordinated convertible notes)	5,366,550	June 2010	13%
Total	$8,216,550

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

We are required to pay Becton Dickinson a royalty in respect of sales of each iontophoresis product stemming from intellectual property received by us from Becton Dickinson as part of our formation.  For each such product, on a country-by-country basis, that obligation continues for the later of 10 years after the date of the first commercial sale of such product in a country and the date of the original expiration of the last-to-expire patent related to such product granted in such country.  The royalty, which is to be calculated semi-annually, will be equal to the greater of 5% of all direct revenues, as defined below, or 20% of all royalty revenues, with respect to the worldwide sales on a product-by-product basis.  No royalties will be earned by Becton Dickinson prior to November 10, 2005.  “Direct revenues” are the gross revenues actually received by us from the commercial sale of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges or certain other expenses.  “Royalty revenues” are the gross revenues actually received by us from any licensing or other fees directly relating to the licensing of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges and certain other expenses. Total accrued royalty in the condensed consolidated balance sheet as of June 30, 2009 was insignificant.

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

ITEM 4T. CONTROLS AND PROCEDURES

A.      Disclosure

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Principal Executive Officer and our Principal Accounting Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective.

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

There have been changes in our internal controls or in other factors that could affect any corrective actions with regard to deficiencies and material weaknesses with respect to related party transactions.  However, there has been no change as to segregation of accounting duties. As there has been no change in our internal controls since disclosure in our Form 10-K for the year ending December 31, 2008, filed with the Securities and Exchange Commission, on March 15, 2009 with regard to segregation of accounting duties, we reiterate the following material weakness which also existed as of December 31, 2008.

 Segregation of Duties

We currently have accounting staff limited to our chief financial officer and two support staff members.  Limited resources in this area may not provide sufficient staffing for internal control purposes.  We monitor this situation closely and have plans to add consulting support as needed in this area and as resources permit.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. There are various matters pending related to nonpayment of past due accounts payable that we expect in the aggregate may have a material adverse impact on our business, results of operations, financial condition or cash flows.  Unless we are able to obtain sufficient funds to commence settlement of outstanding accounts payable, of which approximately $2.7 million is over 60 days past due, these numbers of claims and litigation are likely to increase, and unless we are able to reach settlements with plaintiffs or successfully prevail upon such actions and/or pay our payables on a timely basis, this could likely cause us to be unable to continue operations and could cause us to seek extraordinary measures, including bankruptcy.

 In addition, on or about February 25, 2009, we were sued by the landlord of the 17-01 Pollitt Drive location, which we abandoned in the first quarter of 2008 seeking compensatory damages and possession of the demised premises.  The present value of remaining lease payments has been accrued as facilities realignment cost; however, the complaint fails to state a liquidated amount of damages.

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

You should carefully consider the risks described below together with all of the other information included in this report, as well as all other information included in all other filings, incorporated herein by reference, when evaluating the Company and its business. We only state those risk factors which may have changed from our 10-K filed for the year ended December 31, 2008.  If any of the following risks actually occurs, our business, financial condition, and results of operations could suffer. In that case, the price of our common stock could decline and our stockholders may lose all or part of their investment.

RISKS RELATED TO OUR BUSINESS

We are experiencing a severe, continuing cash shortage and without sufficient financing we may be required to cease operations, and this demonstrates uncertainty as to our ability to continue as a going concern.

As of June 30, 2009, our cash and cash equivalents amounted to $0.2 million. Our revenue has been de minimis, other than product development expense reimbursement from Ferring, and we have been dependent upon such reimbursement of development expenses from Ferring to fund our operations.  As of June 30, 2009, our current liabilities exceeded our current assets by approximately $19.9 million, and the Company has approximately $2.7 million in outstanding accounts payable which are over 60 days past due.  If we do not continue to raise capital until we generate sufficient revenue to cover this working capital deficit, we will be required to discontinue or further substantially modify our business, in addition to the substantial cost cutting measures that have been implemented in the last 15 months. Additionally, we face mounting claims and litigation from our vendors and other parties to which we owe money, and we do not have sufficient funds to pay such payables and/or to defend litigation which may arise from nonpayment.  These factors raise substantial doubt about our ability to continue as a going concern. The report of the independent registered public accounting firm relating to the audit of our consolidated financial statements for the year ended December 31, 2008 contains an explanatory paragraph expressing uncertainty regarding our ability to continue as a going concern because of our operating losses and our need for additional capital. Such explanatory paragraph could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any future financing that we may obtain.

We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability.

From November 2000 through June 30, 2009, we incurred net losses in excess of $183.5 million, as we had been engaged primarily in clinical testing and development activities. We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur significant losses for the foreseeable future and to finance our operations through sales of securities and incurrence of indebtedness.

We have previously announced that we have redirected our business towards peptide delivery and as a result we do not expect to commercialize any products for the next 24 months

We have announced that we de-emphasized our efforts away from our only commercially available product, LidoSite.  As a result, our future efforts will be dependent upon the successful development of new products with new and existing partners. There are no assurances that we will be successful in continuing the development of new products.  In addition, if any of these new products is not approved in a timely manner or does not gain market acceptance, it will adversely affect our business, financial condition, results of operations and future prospects.  Further, if we choose to recommence the commercialization of LidoSite, we would have to re-establish relationships with certain vendors, clear any outstanding comments with respect to FDA manufacturing plant inspections, determine any appropriate strategy for the re-launch of the product and obtain further financing to fund these activities.

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

As of June 30, 2009, we had stock options to purchase 2,293,402 shares of our common stock outstanding, of which options to purchase 1,270,235 shares were exercisable. Also outstanding as of the same date were warrants exercisable for 4,088,377 shares of common stock. There are also 500,000 shares of preferred stock which are convertible into Common Stock on a one for one basis.  Exercise of any outstanding stock options or warrants could harm the market price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the second quarter of 2009.

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

Date: August 12, 2009	Vyteris, Inc.

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