Form 10-Q
period 2009-09-30
Vyteris Holdings (Nevada), Inc.
filed 2009-11-13
CIK 1139950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

(201) 703-2299
(Issuer’s telephone number)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐       NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

CLASS	OUTSTANDING AT NOVEMBER 12, 2009
Common stock, par value $0.015 share	10,291,802

VYTERIS, INC.

FORM 10-Q

INDEX

Vyteris® and LidoSite® are our trademarks. All other trademarks, servicemarks or trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

ITEM 1. FINANCIAL STATEMENTS

VYTERIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$359,626	$222,821
Accounts receivable, net	311,480	2,559
Prepaid expenses and other current assets	6,658	129,178
Restricted cash	—	16,245
Total current assets	677,764	370,803

Restricted cash, less current portion	—	108,000
Property and equipment, net	143,995	298,983
Other assets	231,070	276,026
TOTAL ASSETS	$1,052,829	$1,053,812

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Senior secured convertible debentures due to Ferring	$—	$2,750,000
Working capital facility due to a related party	2,850,000	—
Subordinated convertible notes due to a related party	5,366,550	—
Accounts payable	2,571,707	2,798,923
Accrued registration rights penalty	2,596,632	2,402,029
Interest payable and accrued expenses due to a related party	3,411,393	2,578,282
Accrued expenses	1,529,955	1,282,546
Deferred revenue	2,307,792	97,178
Total current liabilities	20,634,029	11,908,958

Working capital facility due to a related party	—	2,850,000
Subordinated convertible notes due to a related party	—	5,366,550
Deferred revenue, less current portion	2,159,128	28,605
Accrued facilities realignment costs, less current portion	—	2,099,758
Convertible note	500,000	—
Preferred stock, 3,333,333 shares authorized:
Series B convertible, mandatorily redeemable preferred stock; 500,000 shares issued and outstanding on September 30, 2009 and December 31, 2008	10,500,000	10,050,000
Total liabilities	33,793,157	32,303,871

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, par value $0.015 per share; 400,000,000 shares authorized, 7,291,802 and 7,282,802 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	109,377	109,242
Additional paid-in capital	149,626,572	149,031,557
Accumulated deficit	(182,476,277)	(180,390,858)
Total stockholders’ equity (deficit)	(32,740,328)	(31,250,059)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,052,829	$1,053,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Product development	$476,928	$848,824	$1,557,569	$2,435,007
Other revenue	197,466	28,251	572,774	308,350
Total revenues	674,394	877,075	2,130,343	2,743,357

Cost and expenses:
Cost of sales	—	396	—	103,170
Research and development	605,821	1,488,214	2,239,514	4,895,569
General and administrative (including credit for reversal of performance-based stock option grants of $6.0 million for the nine month period ended September 30, 2008)	548,202	1,087,096	2,301,361	(653,779)
Facilities realignment and impairment of fixed assets	—	40,438	177,831	2,510,648
Registration rights penalty	65,581	65,581	194,603	195,317
Total cost and expenses (credit)	1,219,604	2,681,725	4,913,309	7,050,925
Loss from operations	(545,210)	(1,804,650)	(2,782,966)	(4,307,568)

Gain on settlement of lease obligations	(1,953,977)	—	(1,953,977)	—

Interest (income) expense:
Interest income	(24)	(10,221)	(427)	(39,754)
Interest expense to related parties	393,839	393,839	1,173,565	1,176,214
Interest expense	15,002	170,153	83,292	310,036
Interest expense, net	408,817	553,771	1,256,430	1,446,496

Net income (loss)	$999,950	$(2,358,421)	$(2,085,419)	$(5,754,064)

Net income (loss) per common share:
Basic	$0.14	$(0.33)	$(0.29)	$(0.83)
Diluted	$0.14	$(0.33)	$(0.29)	$(0.83)
Weighted average number of common shares:
Basic	7,291,703	7,197,821	7,288,802	6,974,426
Diluted	7,398,739	7,197,821	7,288,802	6,974,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2008	7,282,802	$109,242	$149,031,557	$(180,390,858)	$(31,250,059)
Non-cash stock based compensation expense, net	—	—	460,272	—	460,272
Issuance of common stock for services rendered	9,000	135	1,260	—	1,395
Issuance of warrants for services rendered	—	—	133,483	—	133,483
Net loss for the nine months ended September 30, 2009	—	—	—	(2,085,419)	(2,085,419)
Balance at September 30, 2009	7,291,802	$109,377	$149,626,572	$(182,476,277)	$(32,740,328)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,085,419)	$(5,754,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	160,026	225,451
Stock based compensation charges (credits)	460,272	(4,375,496)
Amortization of discount on senior secured promissory note	—	231,403
Accrued registration rights penalty	194,603	195,317
Facilities realignment and impairment of fixed assets	177,831	2,510,648
Gain on settlement of lease obligations	(1,953,977)	—
Warrants issued for services rendered	133,483	81,592
Deferred revenue	(562,667)	(265,384)
Other	311,034	212,173
Change in operating assets and liabilities:
Accounts receivable	(308,921)	(351,552)
Prepaid expenses and other assets	108,194	177,329
Accounts payable	(38,728)	34,392
Accrued expenses and other liabilities	1,564,995	(783,684)
Interest payable and accrued expenses to related parties	1,283,111	1,233,749
Net cash used in operating activities	(556,163)	(6,628,126)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	—	9,800
Changes in restricted cash	124,245	67,986
Purchase of equipment	—	(4,695)
Net cash provided by investing activities	124,245	73,091

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placements of common stock	—	1,800,000
Net proceeds from exercise of warrants	—	1,835,683
Net proceeds from sale of manufacturing equipment	568,723	—
Proceeds from senior secured convertible promissory note	—	2,550,000
Repayment of senior secured convertible promissory note	—	(475,000)
Repayment of capital lease obligations and other	—	(8,720)
Net cash provided by financing activities	568,723	5,701,963

Net increase (decrease) in cash and cash equivalents	136,805	(853,072)
Cash and cash equivalents at beginning of the period	222,821	1,716,671
Cash and cash equivalents at end of the period	$359,626	$863,599

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,197	$4,399
Repayment of secured convertible debentures in exchange for milestone payment	2,500,000	—
Fair value of warrants issued in connection with private placement	—	4,554,000
Fair value of warrants issued to placement agents	—	207,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS
(UNAUDITED)

1.	Organization and Basis of Presentation

Business

Vyteris, Inc. has developed and produced the first FDA – approved electronically controlled transdermal drug delivery system that transports drugs through the skin comfortably, without needles1. This platform technology can be used to administer certain therapeutics either directly into the skin or into the bloodstream. In January 2005, Vyteris received approval from the FDA for its manufacturing facility and processes for LidoSite.  This product is not currently being pursued by the Company and has not been actively pursued beyond an unsuccessful launch in 2007. Vyteris holds approximately 50 U.S. patents relating to the delivery of drugs across the skin using a mild electric current and operates in one business segment. The Company is pursuing peptide and small molecule opportunities through, among other things, drug development partnerships.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. On September 30, 2009, the Company’s cash position was $0.4 million, with a working capital deficit of $20.0 million. The report of the independent registered public accounting firm relating to the audit of the Company's consolidated financial statements for the year ended December 31, 2008 contains an explanatory paragraph expressing uncertainty regarding the Company’s ability to continue as a going concern because of its operating losses and its continuing need for additional capital in order to continue operations.

During 2008, the Company raised a total of $1.8 million in a private placement pursuant to which the Company issued to investors a total of 660,000 shares of common stock at a purchase price of $3.00 per share. In addition, the Company temporarily reduced the exercise price of all of its issued and outstanding warrants to $3.00. The total number of warrants exercised was 611,895 resulting in gross proceeds of $1.8 million. The Company also borrowed $2.8 million from Ferring Pharmaceuticals Inc., the Company’s collaborative partner.

No fundraising has been consummated in 2009, although the Company sold its PMK 150 patch manufacturing machine to Ferring for $1.0 million, in order to repay $0.5 million in indebtedness to Ferring and to assist in funding its operations. The Company’s sole other source of cash flow in 2009 has been through reimbursement of product development costs with respect to its infertility development project with Ferring.  Net proceeds from these sources have not provided sufficient funds for the Company’s current operations, and its balance of payables due to third parties continues to increase. In addition, a significant portion of the Company’s indebtedness will become due in June 2010. Subsequent financings will be required to fund the Company’s operations, fund research and development for new products, repay past due payables and pay debt service requirements. No assurance can be given that the Company will be successful in procuring the further financing needed to continue the execution of its business plan, which includes the development of new products, and to satisfy its mounting indebtedness and past due payables. Failure to obtain such financing will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue in business as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. The condensed consolidated balance sheet as of December 31, 2008 has been derived from those audited consolidated financial statements. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. All significant intercompany balances and transactions have been eliminated in consolidation.

1 The terms “Vyteris” and the “Company” refer to each of Vyteris, Inc., its subsidiary, Vyteris, Inc. (incorporated in the State of Delaware) and the consolidated entity.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

2.	Significant Accounting Policies

Accounting policies

There have been no significant changes in the Company’s accounting policies (as detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2008). The following significant accounting policies are included herein.

Risk and uncertainties

The Company purchases raw materials and components from single-source suppliers. All inventory is fully reserved at December 31, 2008 and September 30, 2009.  Some of those materials or components are custom-made and are the result of long periods of collaboration with suppliers. Although the Company has not experienced significant supply delays attributable to supply changes, the Company believes that, for electrode subcomponents and hydrogel in particular, alternative sources of supply would be difficult to develop over a short period of time. Because the Company has no direct control over its third-party suppliers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary parts or products, the Company may be unable to redesign or adapt its technology to work without such parts or find alternative suppliers or manufacturers. In such events, the Company could experience interruptions, delays, increased costs, or quality control problems.

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

Income Taxes

The Company accounts for income taxes as codified in ASC 740-10-05 (formerly SFAS 109, “Accounting for Income Taxes” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes”). Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

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

Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities reported in the consolidated balance sheets equal or approximate their fair value due to their short term maturity.

Debt instruments, offering costs and the associated features and instruments contained therein

Deferred financing costs are amortized over the term of its associated debt instrument. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the debt instrument between the warrants and the debt based on their relative fair values as codified in ASC 470-20-25 (formerly Accounting Principle Board No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”) The fair value of the warrants issued to debt holders or placement agents are calculated utilizing the Black-Scholes option-pricing model. The Company amortizes the resultant discount or other features over the terms of the debt through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated. The Company’s debt instruments do not contain any embedded derivatives at September 30, 2009.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

Recently issued accounting standards

In December 2007, ASC 808-10 (formerly EITF Issue No. 07-1, “Accounting for Collaborative Arrangements”) was issued.  ASC 808-10 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The provisions of ASC 808-10 have been adopted in 2009. ASC 808-10 has had no impact on the Company’s condensed consolidated financial statements.

In September 2006, the FASB issued ASC 820-10 (formerly FASB Statement 157, “Fair Value Measurements”). ASC 820-10 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  ASC 820-10 applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, ASC 820-10 does not require any new fair value measurements.  However, for some entities, the application of ASC 820-10 will change current practice.  The changes to current practice resulting from the application of ASC 820-10 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  The provisions of ASC 820-10 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company adopted ASC 820-10 effective January 1, 2008 for financial assets and the adoption did not have a significant effect on its financial statements.  The Company has adopted the remaining provisions of ASC 820-10 beginning in 2009. The adoption of ASC 820-10 did not have a material impact on the Company’s condensed consolidated results of operations or financial condition.

In June 2008, the FASB ratified ASC 815-40-25 (formerly EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock”). ASC 815-40-25 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of ASC 815-40-25, results in the instruments no longer being considered indexed to the company's own stock.  On January 1, 2009, the Company adopted ASC 815-40-25 and re-evaluated its issued and outstanding warrants that contain a strike price adjustment feature. The Company reclassified certain warrants from equity to a derivative liability and used the Black-Scholes valuation model to determine the fair market value of the warrants.  Based upon the Company’s re-evaluation, ASC 815-40-25 has had no material impact on the Company’s condensed consolidated financial statements.

Effective June 15, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10 (formerly SFAS No. 165, Subsequent Events). The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on our condensed consolidated financial statements.  In accordance with ASC 855-10, the Company evaluated all events or transactions that occurred after September 30, 2009 up through November 12, 2009, the date the Company issued these condensed consolidated financial statements.  During this period, the Company had material subsequent events as set forth in Note 16 to these condensed consolidated financial statements.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105), (formerly SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s condensed consolidated financial statements.

3.	Restructuring

On January 31, 2008, the Company reduced its workforce by approximately 32 employees who were solely or partially dedicated to LidoSite. The Company further reduced its workforce by three employees on June 26, 2008. These reductions in force and reductions in variable spending related to LidoSite were intended to reduce the Company’s ongoing working capital needs and monthly cash burn while reallocating resources to both peptide product delivery and other business development opportunities. The Company recorded approximately $0.2 million of severance related expenses, which are included in research and development and general and administrative expenses in the condensed consolidated statement of operations in 2008. There were no unpaid severance costs as of September 30, 2009.

4.	Inventories, net

Inventories consist of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)

Raw materials	$966,691	$1,358,388
Work in process	106,419	106,456
Finished goods	195,244	294,169
Inventory	1,268,354	1,759,013
Excess and obsolete inventories	(1,268,354)	(1,759,013)
Inventories, net	$-	$-

Inventories are stated at the lower of cost (first-in, first-out method) or market.

The Company assesses the valuation of its inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory and the lower of cost or market adjustment. The key factors in the Company’s inventory review process are the historical rates for raw material and fabricated patch meeting its product specification acceptance criteria and anticipated demand for its LidoSite product. Due to the de-emphasis of the LidoSite product, the Company has focused its resources and efforts in other product development areas.  Accordingly, the Company recorded a full inventory reserves in cost of sales in the fourth quarter of 2007.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

5.	Property and Equipment, net

Property and equipment, net, consist of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)

Manufacturing and laboratory equipment	$1,874,004	$1,883,753
Furniture and fixtures	156,543	156,543
Office equipment	345,423	363,142
Leasehold improvements	367,818	367,818
Software	205,210	205,210
	2,948,998	2,976,466
Less: Accumulated depreciation and amortization	(2,805,003)	(2,677,483)
Property and equipment, net	$143,995	$298,983

Depreciation and amortization expense, included in cost and expenses in the accompanying condensed consolidated statements of operations, was approximately $0.04 million and $0.07 million for the three months ended September 30, 2009 and 2008, respectively, and $0.2 million for each of the nine month periods ended September 30, 2009 and 2008.

In January 2008, the Company announced a de-emphasis of the sales and marketing efforts of its LidoSite product.  In March 2008, the Company recorded an impairment charge of approximately $0.1 million on furniture and fixtures due to the consolidation of office space, which is included in facilities realignment and impairment of fixed assets expense in the condensed consolidated statement of operations for the period ended September 30, 2008.

6.	Working Capital Facility

In September 2004, the Spencer Trask Specialty Group, LLC or STSG, a related party, agreed to provide the Company with up to $5.0 million in working capital loans, as amended, in the form of secured demand promissory notes.  The Company borrowed $2.5 million under this Working Capital Facility as of December 31, 2006.  On February 23, 2007, STSG loaned to the Company $0.4 million in aggregate principal amount in the form of a senior secured promissory note subject to the terms of the Working Capital Facility. In connection with the loan, on a monthly basis until May 31, 2007, the Company issued to STSG warrants to purchase 3,285 shares of the Company’s common stock at an exercise price of $11.25 per share.

As of September 30, 2009 and December 31, 2008, $2.9 million was outstanding under the Working Capital Facility and no additional amounts are available to be drawn. The Working Capital Facility is collateralized by a lien on all of the Company’s and its operating subsidiary’s assets and bears interest at a rate equal to 9% per annum. STSG has the option to convert the outstanding principal amount of the Working Capital Facility into Company common stock at a price of $22.50 per share.

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

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

(iii)    to obtain the agreement of STSG and its affiliates to subordinate rights with regard to an additional $3.5 million in future advances of and/or loans against the Phase III milestone payment which may become due from Ferring under its License and Development Agreement with the Company.

The Company recorded accrued and unpaid interest to related parties of approximately $0.7 million and $0.5 million in interest payable and accrued expenses to related parties in the accompanying condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008, respectively. The Company recorded interest expense to related parties of approximately $0.1 million in the accompanying condensed consolidated statements of operations for each of the three month periods ended September 30, 2009 and 2008, respectively, and $0.2 million for each of the nine month periods ended September 30, 2009 and 2008, respectively.

7.	Accrued Registration Rights Penalty

In connection with the delayed filing of a registration statement for securities sold pursuant to a $15.1 million private placement in 2004, the Company incurred approximately $1.4 million of liquidated damages in 2005. In addition, the Company is obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable.  The Company has not yet paid such amount and interest continues to accrue. Interest expense, included in registration rights penalty in the accompanying condensed consolidated statements of operations, was $0.07 million for each of the three month periods ended September 30, 2009 and 2008, and $0.2 million for each of the nine month periods ended September 30, 2009 and 2008.

8.	Accrued Expenses

Accrued expenses consist of the following:
	September 30,	December 31,
	2009	2008
	(Unaudited)
Compensation, accrued bonuses and benefits payable	$370,515	$330,715
Continuous motion patch machine costs and delivery	186,774	180,447
Accrued insurance costs	-	86,229
Accrued accounting, legal and consulting fees	200,444	96,690
Outside services	281,543	6,504
Food and drug administration fees	253,467	125,942
Accrued facilities realignment costs – current portion	-	251,411
Other	237,212	204,608
Accrued expenses	$1,529,955	$1,282,546

9.	Promissory Notes

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

The Company allocated the aggregate proceeds of the January 2006 Promissory Note between the warrants and the debentures based on their relative fair values and thus recorded approximately $62,000 as additional paid-in capital for the value allocated to the warrants. Management determined the fair value of the warrants utilizing the Black-Scholes option-pricing model. Interest accrued on the January 2006 Promissory Note for the three and nine months ended September 30, 2009 was $8,306 and $24,646, respectively included in the accompanying condensed consolidated statements of operations.

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

During 2006, the Company agreed to amend the 2006 Promissory Notes to conform the conversion provision to convert at the option of the holder, rather than automatic conversion in a "Qualified Financing," as defined. On December 11, 2006, STSG elected to convert approximately $3.0 million of the 2006 Promissory Notes into 266,667 shares of common stock, at a conversion price of $11.25 per share, in connection with the December 2006 Financing.

At September 30, 2009, the remaining balance of the 2006 Promissory Notes is $5.1 million. Effective as of October 1, 2008, the Company entered into an agreement with STSG to conform the January 2006 Promissory Note and 2006 Promissory Notes with the same terms as the Working Capital Facility amendment. Interest accrued on the 2006 Promissory Notes for the three and nine months ended September 30, 2009 was $0.2 million and $0.5 million, respectively included in the accompanying condensed consolidated statements of operations.

Ferring Milestone Advance

Effective July 9, 2008, Ferring advanced a $2.5 million payment which would otherwise have been due to the Company in conjunction with the commencement of phase II clinical trials as described in the License and Development Agreement dated as of September 27, 2004 (as heretofore amended, the “License Agreement”) between Ferring and the Company. The $2.5 million was advanced in the form of a loan, and the Company issued a $2.5 million principal amount secured note (“Milestone Advance”) to Ferring. The Milestone Advance bore interest at the rate of 10% per annum. Interest accrued during the term of the Milestone Advance and was payable in full at maturity.  The Milestone Advance was paid off in March 2009.

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

In a related transaction, Ferring loaned the Company an additional $50,000 (“July 2008 Note”) to enable payoff of the existing $0.5 million principal amount note with Allen Capital Partners, which payoff in full took place on July 8, 2008. On December 16, 2008, Ferring loaned Vyteris an additional $0.2 million in the form of a promissory note (“December 2008 Note”) issued by the Company to Ferring.

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

Ferring also agreed to buy the Company’s PMK 150 machine for $1.0 million, of which $0.5 million was paid at closing (half to satisfy outstanding senior secured convertible debentures due to Ferring) and $0.3 million was paid on May 14, 2009 (part to satisfy accrued and unpaid interest on loans from Ferring) and which has been leased back to the Company at a rental amount of $1,000 per month. The Company accounts for the lease of the PMK 150 machine as an operating lease and recorded a deferred gain on sale of $1.0 million on its condensed consolidated balance sheet on the sales lease back transaction. The Company is amortizing the deferred gain over the ten year lease term in proportion to the gross rental charges. As of September 30, 2009, the deferred gain amortized in the condensed consolidated statement of operations was $0.05 million. The Company also granted Ferring a one year option to purchase its PMK 300 machine at a price to be negotiated in good faith.

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

 On February 1, 2008, the Company temporarily reduced the exercise price of all of its issued and outstanding warrants to $3.00 and sent notification to all of its warrant-holders to that effect. As of February 1, 2008, the Company had 3,864,944 warrants issued and outstanding. On February 28, 2008, the total number of warrants exercised under this temporary reduction in exercise price program was 611,895 resulting in net proceeds to the Company of $1.8 million. The Company concluded that the temporary reduction in exercise has no economic impact on its consolidated statements of operations because the reduction in exercise price is only an offer to sell stock at a reduced per share price. All shares issued as a result of these warrant exercises are unregistered, restricted shares of its common stock. Thus, as of February 28, 2008, 3,253,052 of the remaining warrants eligible for conversion remained issued and outstanding and reverted to their original terms.

11.	Series B, Convertible, Mandatorily Redeemable Preferred Stock

The holders of the Series B convertible, mandatorily redeemable preferred stock are entitled to receive, ratably and payable quarterly, an annual cash dividend of 8% of the then applicable redemption price, as defined, out of funds legally available. In the event of liquidation, holders of the Series B preferred stock are entitled to receive a liquidation preference of $1.00 per share (adjusted for stock splits or combinations of such stock, recapitalizations, or other similar transactions that have the effect of increasing or decreasing the number of shares represented by each outstanding share of such stock), plus an amount equal to all declared but unpaid dividends.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

The Company accrued cumulative dividends in arrears on the Series B preferred stock by recognizing $0.2 million for each of the three months ended September 30, 2009 and 2008, and $0.5 million for each of the nine months ended September 30, 2009 and 2008, of interest expense to related parties in the accompanying condensed consolidated statement of operations and increasing the redemption value of the Series B preferred stock. With respect to the distribution of assets, the Series B preferred stock ranks senior to the Company’s common stock. Each share of the Series B preferred stock is convertible at any time, at the option of the holder, into common stock at $22.50 per share pursuant to an agreement with STSG as of August 2007.

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

In addition to the Working Capital Facility described in Note 6, the Promissory Notes described in Note 9, the Series B, Convertible, Mandatorily Redeemable Preferred Stock described in Note 11, and the subsequent event related to the restructure of the foregoing in Note 16, the Company had the following related party transactions:

Other Related Party
.
•
At September 30, 2009 and December 31, 2008, approximately $0.2 million and $0.1 million is included in interest payable and accrued expenses due to related party in the accompanying condensed consolidated balance sheets for amounts owed to STSG and STVI for certain expenses paid on behalf of the Company. There were no such payments in 2009.

•
The Company paid Russell Potts, one of its directors, approximately $4,000 for the three months ended September 30, 2008, and approximately $21,000 for the nine months ended September 30, 2008 for consulting services and out of pocket expenses. In 2009 the Company recorded $0.002 million in accounts payable in the accompanying condensed consolidated balance sheet for such consulting services.

•
Donald F. Farley, Chairman of the Board of Directors was paid $40,000 for the nine months ended September 30, 2008 for the performance of interim Chief Executive Officer services.  There were no such payments in 2009.

•
At September 30, 2009, the Company issued 17,069 of options to purchase common stock to Arthur Courbanou in settlement for amounts outstanding for services performed as Chairman of the Special Assessment Committee.

13.	Stock-Based Compensation

2005 Stock Option Plans

In April 2005, the Board of Directors and stockholders of the Company approved the 2005 Stock Option Plan. Under the 2005 Stock Option Plan, incentive stock options and non-qualified stock options to purchase shares of the Company’s common stock may be granted to directors, officers, employees and consultants. Effective as of September 30, 2009, the number of options available in the 2005 Stock Option Plan was increased by unanimous consent of the Company’s Board of Director by 3,000,000 options from 2,473,417 options to 5,473,417 options.

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

Outside Director Stock Incentive Plans

On August 1, 2007, the Company formally adopted its 2007 Outside Director Cash Compensation and Stock Incentive Plan. The 2007 Directors’ Incentive Plan, which replaced the 2005 Directors’ Incentive Plan, increases the number of authorized shares under the 2007 Directors’ Incentive Plan to 333,333 and provides for the following compensation to outside directors: Effective as of September 30, 2009, the Company amended both the 2007 Directors’ Incentive Plan to increase the number of options available for grant by 1,500,000 options from 1,083,333 to 2,583,333 options.

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

Stock option activity for all plans for the nine month period ended September 30, 2009:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price	Intrinsic Value
Outstanding at January 1, 2009	2,353,124	$0.25-45.60	$3.02	$50,540
Granted	1,847,000	0.25-0.30	0.29	3,000
Exercised	-	-	-	-
Forfeited	(64,722)	0.29-45.60	3.15	-
Outstanding at September 30, 2009	4,135,402	0.25-45.60	1.80	$53,540
Exercisable at September 30, 2009	2,104,747	$0.25-45.60	$3.18	$33,470

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

The following table summarizes information about stock options outstanding and exercisable under all plans at September 30, 2009:

	Options Outstanding at September 30, 2009			Options Exercisable at September 30, 2009
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares	Weighted Average Exercise Price
$ 0.25-18.60	3,949,551	$0.54	9.33	1,921,883	$0.76
$ 18.61-21.75	86,536	19.73	1.41	86,041	19.71
$ 21.76-24.00	20,267	23.26	8.08	17,771	23.26
$ 24.01-31.50	17,036	29.65	5.64	17,036	29.65
$ 31.51-45.60	62,012	42.20	7.10	62,016	42.20
$ 0.25-45.60	4,135,402	$1.80	9.11	2,104,747	$3.18

The following table summarizes the Company’s unvested stock awards under all plans as of September 30, 2009:

	As of September 30, 2009		As of September 30, 2008
Unvested Stock Option Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1,	1,240,078	$0.69	481,032	$32.70
Awards	1,847,000	$0.29	443,330	0.87
Forfeitures	(40,475)	$1.14	(386,997)	36.23
Vestings	(1,015,948)	$0.59	(55,281)	14.83
Unvested at September 30,	2,030,655	$0.57	482,084	9.79

Stock options available for grant under all stock option plans covered a total of 3,899,420 shares of common stock at September 30, 2009. Stock options available for grant under the 2005 Stock Option Plan covered 2,406,462 shares of stock, and the Outside Director Stock Incentive Plan covered 1,492,958 shares of stock at September 30, 2009.

The fair value of stock-based awards was estimated using the Black-Scholes model, or in the case of awards with market or performance based conditions, the binomial model with the following weighted-average assumptions for stock options granted in the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2009		September 30, 2008
Weighted-average:
Expected holding period (years)	5.0	5.0	5.0	5.0
Risk-free interest rate	2.72%	2.72%	3.30%	3.20%
Dividend yield	0%	0%	0%	0%
Volatility	91.9%	91.9%	91.9%	91.9%
Fair value at grant date	$0.21	$0.21	$0.36	$0.80
Forfeiture rate	15.38%	15.38%	15.2%	15.2%

The Company’s computation of expected life is based on historical exercise and forfeiture patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The key factors in the Company’s determination of expected volatility are historical and market-based implied volatility, comparable companies with longer stock trading periods than the Company and industry benchmarks.  The following table sets forth the total stock-based compensation expense resulting from stock options in the Company’s condensed consolidated statements of operations for the three and nine month periods ended September 30, 2009 and 2008:

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Research and development	$42,911	$116,331	$78,649	$430,995
General and administrative (1)	181,627	91,418	359,311	(4,766,713)
Sales and marketing	7,428	8,761	22,312	(39,778)
Stock-based compensation expense before income taxes	231,966	216,510	460,272	(4,375,496)
Income tax benefit	-	-	-	-
Total stock-based compensation expense after income taxes	$231,966	$216,510	$460,272	$(4,375,496)

(1)	Includes a credit for reversal of performance based stock option grants of $6.0 million in 2008.

As of September 30, 2009, $0.5 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1 year.

14.	Material Agreements

Pursuant to a Settlement and Mutual Release Agreement, dated October 27, 2008, between the Company and Monumed, LLC, Monumed forgave the approximately $0.2 million in outstanding invoices owed to it for services rendered, and the parties exchanged mutual releases. In addition, in lieu of the remaining $152,000 payment which was due Mr. McIntyre, the Company paid $75,000 on October 27, 2008, and agreed to pay an additional $25,000 on each of November 26, 2008 and December 24, 2008. The Company recorded $50,000 outstanding under this agreement in accrued expenses in the condensed consolidated balance sheet as of September 30, 2009.

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

On April 10, 2009 the Company granted a warrant to purchase up to 80,000 shares of its common stock at an exercise price of $0.10 per share, with a term of 5 years, as settlement for a late payment of rent to its landlord of its 13-01 Pollitt Drive, Fair Lawn, New Jersey corporate headquarters. Management estimated that the fair value of the 80,000 warrants issued was approximately $0.006 million, using the Black-Scholes option-pricing model with the following weighted average assumptions; 1.90% risk-free interest rate, 5.0 years expected holding period and 91.86% expected volatility.  The fair value of these warrants of approximately $0.006 million is included in general and administrative expense in the accompanying condensed consolidated statements of operations as of the nine month period ended September 30, 2009.

On September 30, 2009, the Company entered into a Settlement and Release Agreement with 17-01 Pollitt Drive, L.L.C. (“Landlord”) with respect to its former leasehold at 17-01 Pollitt Drive, in Fair Lawn, NJ, which is the additional leased space which the Company previously vacated in 2008. Under the settlement agreement the Company is to pay Landlord $0.5 million, which is evidenced by the issuance of a five year interest only balloon note with interest accruing at the rate of 6% per year.  If the Company receives its Phase III milestone payment from Ferring, the repayment is accelerated to no later than 30 business days from the date of the receipt of the milestone payment. Upon a default by the Company under this promissory note, the principal amount is increased to $0.6 million.  The note is convertible at the Landlord’s sole discretion into unregistered common stock of the Company at the conversion price of $1.50 per share.  In exchange for the note, Landlord released the Company from its obligations under the Company’s lease between Landlord and the Company, dated December 14, 2004, covering 17-01 Pollitt Drive, Fair Lawn, NJ.  The Company recognized a gain of $2.0 million for the settlement of the lease obligation in the accompanying condensed consolidated statements of operations as of the three and nine month period ended September 30, 2009.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

Due to this settlement agreement, the Company previously reduced its accrued restructuring liability by approximately $2.1 million and accounts payable by approximately $0.4 million on its condensed consolidated balance sheet as of September 30, 2009.

15.	Loss Per Share and Warrant Information

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share for the three and nine month periods ended September 30, 2009 and 2008.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$999,950	$(2,358,421)	$(2,085,419)	$(5,754,064)
Denominator:
Weighted average shares:
Basic	7,291,703	7,197,821	7,288,802	6,974,426
Diluted	7,398,739	7,197,821	7,288,802	6,974,426
Net income (loss) per share:
Basic	$0.14	$(0.33)	$(0.29)	$(0.83)
Diluted	$0.14	$(0.33)	$(0.29)	$(0.83)

Approximately 55,000 options and 52,000 warrants were included in the diluted earnings per share calculation for the three month period ended September 30, 2009 as their inclusion in the earnings per share calculation was dilutive.

The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period.

	As of September 30,
	2009	2008
Convertible preferred stock	500,000	500,000
Convertible debt	365,180	491,847
Warrants	3,530,990	4,686,386
Options	4,135,402	701,244
Total	8,531,572	6,379,477

The following table summarizes information about warrants outstanding and exercisable at September 30, 2009:

	Warrants Outstanding and Exercisable At September 30, 2009
Exercise Price	Number of Shares	Weighted Average Exercise Price	Expiration Dates
$ 0.10-6.75	2,475,934	$3.38	2009 -2014
$ 11.25-11.55	540,210	11.51	2011- 2014
$ 15.90-18.75	7,500	18.75	2009- 2010
$ 22.50-22.50	479,944	22.50	2011- 2012
$ 28.50-43.20	26,005	38.07	2009-2013
$ 67.05-143.25	1,397	143.25	2009-2010
$ 0.10-143.25	3,530,990	7.30	2009-2014

16.	Subsequent Events

Restructuring Agreement with STSG

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS - CONTINUED
(UNAUDITED)

On October 1, 2009, the Company entered into a Restructuring Agreement with STSG.  The principal terms of the Restructuring Agreement are as follows:

The principal amount of all indebtedness and accrued and unpaid interest thereon owed to STSG by the Company on the Working Capital Facility and the Promissory Notes in excess of $0.2 million (which $0.2 million amount is defined as the “Remaining Debt”) and all Series B Convertible, Mandatorily Redeemable Preferred Stock owned by STSG will be converted into the Company’s common stock at the time of a equity related financing transaction entered into by the Company on or before March 31, 2010 in an amount of at least $1.0 million (“Qualified Financing”).  The conversion price is 100% in excess of the price at which equity securities are sold in the Qualified Financing, or if the Qualified Financing involves the sale of debt or equity related securities, 100% in excess of the conversion price of such debt or equity related securities. The approximate amount of debt and accrued and unpaid interest that would be converted is $9.4 million, and the approximate conversion value of the Preferred Stock that would be converted is $10.5 million.

The Remaining Debt shall be evidenced by a promissory note (“Note”) with a term of three years from the date of initial closing of a Qualified Financing (or, if debt issued in connection therewith has a term shorter than three years, it would terminate simultaneously therewith) with interest accruing at the rate of 6% per year.  The Note is secured by a lien on the Company’s assets, subordinate to the lien of any existing creditors that have a lien senior to that of STSG and to any liens resulting from a Qualified Financing.  The Remaining Debt is to be prepaid with 50% of the net proceeds from any Qualified Financing or other sale of equity or equity related securities by the Company in excess of $5.0 million during the term of the Note.

Settlement of Registration Rights Penalty

On October 30, 2009, the Company entered into an Amendment and Waiver (“Amendment”) to Registration Rights Agreement (the “Registration Rights Agreement”) dated September 29, 2004 among the Company, Spencer Trask Ventures, Inc., Rodman & Renshaw, LLC, and various shareholders.  Pursuant to Section 6(f) of the Registration Rights Agreement, the terms of the Agreement, including Section 2(b) thereof, may be amended by the holders of a majority in interest of the holders of Registrable Securities under the Registration Rights Agreement. The Amendment requires the Company to compensate investors for registration rights penalties incurred under Section 2(b) of the Agreement.  The Company will issue up to 1,250,000 restricted shares of its common stock and warrants to purchase up to 1,250,000 restricted shares of its common stock at an exercise price of $0.75 per share and a term of up to three years in order to settle the accrued liquidated damages.

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

Overview

We have developed and produced the first FDA-approved electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to administer a wide variety of therapeutics either directly into the skin or into the bloodstream. We hold approximately 50 U.S. patents and over 70 foreign patents relating to the delivery of drugs across the skin using an electronically controlled “Smart Patch” device.

Our active transdermal drug delivery technology is based on a process known as electrotransport, or more specifically iontophoresis, a process that transports drugs, including peptides, through the skin by applying a low-level electrical current to the drug-holding reservoir of a patch. This process differs significantly from passive transdermal drug delivery which relies on the slow, steady diffusion of drugs through the skin. A significantly greater number of drugs can be delivered by active transdermal delivery than is possible with passive transdermal delivery.

We believe that a substantial number of pharmaceutical drugs are due to go off patent by 2012. Based on our analysis to date, we believe that there are a substantial number of FDA-approved drugs that may be relatively easily formulated for transdermal delivery and therefore eligible for new patent protection. We believe that the application of novel drug delivery technology to such existing therapeutics is an attractive means of prolonging the commercial viability of currently marketed drugs.

Our commercialization strategy is to focus on near-term and future market opportunities utilizing FDA-approved and marketed drugs (primarily peptides and small molecule drugs) with our proprietary delivery technology.  In our efforts, we will seek to utilize an expedited regulatory approach to obtain FDA approval. By pursuing this strategy, we strive to develop and commercialize new products that can reach the market faster and at a reduced cost than the traditional development of new drugs.

Liquidity

On September 30, 2009 our cash position was $0.4 million, with a working capital deficit of $20.0 million.  On September 30, 2009 we also had approximately $2.5 million in accounts payable which are more than 60 days past due.  This trend is expected to continue as the claims and litigation against us increase.  There is substantial doubt about our ability to continue as a going concern. We have implemented severe cost reduction measures, including headcount reductions, abandoning our leased facility at 17-01 Pollitt Drive, Fair Lawn, NJ and reducing the level of effort spent on research and development programs, other than our female infertility treatment.

We raised $2.8 million through a loan from Ferring in July 2008 and December 2008, $2.5 million of which was satisfied in March 2009, through application of the Phase II milestone payment otherwise due by Ferring to Vyteris, and the balance was paid off with proceeds from the March 2009 sale by Vyteris to Ferring of the PMK 150 patch manufacturing machine.  However, unless we are able to raise additional funding, we may be unable to continue operations. Nonetheless, our recent efforts to raise capital, above and beyond funds received from Ferring have not been successful to date.  Funds received from Ferring are earmarked for work with respect to the infertility project we are currently pursuing with Ferring. In addition, a significant portion of the Company’s indebtedness will become due in June 2010. Especially in the current economic climate and given our recent experience, it is likely that additional funding will not be available on favorable terms if available at all. Failure to obtain such financing will require management to substantially curtail or fairly possibly to completely shut down operations and liquidate our assets or file for bankruptcy protection. In the event that we do raise additional capital through a borrowing, the covenants associated with existing debt instruments may impose substantial impediments on us.

Our current funding arrangement with Ferring does not provide for payment of our past due accounts payable.  As our past due payables continue to increase and creditors making claims against us increase, we are under further pressure to resolve issues with our trade creditors or face time consuming and costly litigation and settlements.  Unless we are able to raise sufficient capital to fund payment of those past due amounts, we may be forced to consider extraordinary measures such as bankruptcy.

Business Overview

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

Market Opportunity

We estimate that a significant number of pharmaceutical drugs with substantial annual sales that are due to go off patent by 2012. Based on our analysis, there are currently a significant number of FDA-approved drugs that may be relatively easily formulated for transdermal delivery and eligible for new patent protection. We believe that the application of our novel drug delivery technologies to such existing therapeutics is an attractive means of prolonging the commercial viability of many currently marketed drugs.

Business Model

Our commercialization strategy is to focus on near-term and future market opportunities utilizing FDA-approved and marketed drugs(primarily peptides and small molecule drugs) with our proprietary delivery technology. Our strategy is focused on developing compounds that may qualify for accelerated development through regulatory pathways. By pursuing this strategy, we strive to develop and commercialize new products that can reach the market faster and at a reduced cost than the traditional development of new drugs. Our current primary focus is continuation of Phase II clinical studies with Ferring on our female infertility project. In addition, we plan to accelerate development of our migraine therapy product.  We have also commenced a concerted search for other projects in connection with which we would partner with other pharmaceutical companies for delivery of drugs with our smart patch technology.

Our long term viability is linked to our ability to successfully pursue new opportunities with products that can be utilized with our smart patch technology, such as those facing patent expiration. In addition to extended patent and clinical usage, our platform may also be a useful tool to reduce research & development investment and protect brands against generics.  We intend to pursue other technologies complementary to our smart patch technology such as ultrasound, chemical enhancers, eletroporation and sonophoresis in order to further increase transdermal drug permeation leading to successful delivery of high molecular weight drugs such as insulin. We have identified key areas of market opportunity in the areas of peptides and small molecules which we intend to pursue:

●	Women’s health, such as infertility,
●	Migraine treatment,
●	Pain management, and
●	Metabolic diseases, such as diabetes and osteoporosis.

Our focus on these core market areas represents our belief in their relatively near-term commercialization and revenue-generating opportunities.

Female Infertility Treatment

Our first license and development agreement, and related supply agreement, is in the peptide delivery market. We have partnered with Ferring for the development of an innovative product to treat female infertility using our smart patch technology. The product under development would mimic the female body's natural rhythms of hormonal secretions, a characteristic important in the delivery of therapeutics for the treatment of infertility. To be effective, many patients currently need to undergo multiple injection-based protocols for ovulation induction, sometimes as many as eight daily injections for up to three weeks. The product being co-developed by us and Ferring would make it possible to administer the peptide without needles in a painless, convenient and cost-effective manner. In addition to this less painful therapy, there are also potential benefits that would possibly reduce the likelihood of multiple births.

Migraine Treatment

Another key area where we are seeking to apply our smart patch technology is the treatment of migraines. This may be a highly attractive market segment, estimated at over $3 billion per year (“Migraine Market: Trexima Approval Delays Benefits Generic Triptan”, RedOrbit NEWS, published March 29, 2007), where major market leaders face imminent patent expirations. By focusing on these expiring drugs, we believe we can achieve more rapid commercialization by offering potential partners extended patent protection through use of our active transdermal patch delivery platform, with the additional benefit of potentially providing a more effective product.

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

Our active patch technology can be pre-programmed for rapid delivery — as little as 10-15 minutes to achieve therapeutic levels — followed by a sustained maintenance dose that may prevent recurrence. If our smart patch is applied in this area, this customizable drug delivery could offer tremendous advantages in the treatment of migraine, and could improve patient satisfaction and patient compliance. We believe that this unique and significantly improved therapy and we believe it could be a potentially effective way to significantly improve treating and preventing recurring migraine headaches.

We have demonstrated in a Phase I study that our proprietary active transdermal delivery technology can be used to provide controlled delivery of a leading migraine triptan medication, in humans. Our intent is to find a development and marketing partner to complete the necessary trials and obtain FDA approval to launch this triptan in a smart patch, about the time it loses patent protection in 2013.

Pain Management

Another key area of potential partnership with pharmaceutical companies we are pursuing is in pain management, specifically, the NSAID sector, which falls in line with our strategy of pursuing high probability, low risk opportunities leading to better patient care. The total annual NSAID market is potentially worth $6 billion (see “Celebrex sales plunge 40 percent”, CNN Money.com, June 29, 2005). Some of the well-known NSAIDs that are or have been on the market are Vioxx, Celebrex, Naproxen and Daypro.

NSAIDs have made a dramatic contribution to pain management, but their extensive use has also documented a problematic safety profile, due to gastrointestinal side effects associated with extended use or over dosing of the drugs. In the United States alone, more than 107,000 hospitalizations are attributed to NSAID use, and more than 16,000 deaths a year are attributed to NSAID use (“Horizon Therapeutics Announces Two Pivotal HZT-501 Phase 3 Trials Meet Primary Endpoints”, Horizon Therapeutics, Inc., December 2, 2008).

Our active delivery system bypasses the gastrointestinal tract, minimizing the gastrointestinal side effects associated with oral NSAIDs, and circumvents a major disadvantage of these commonly used medications. We believe that if our smart patch technology is applied to NSAIDs, the controlled drug delivery profile from our active patch could also curtail overdosing of the drugs. This may represent a significant market opportunity if we are successful in penetrating the NSAID market.

Metabolic Diseases

We are also exploring the possible opportunities to use our technology to combat certain metabolic diseases, such as diabetes andosteoporosis.

Diabetes

Diabetes mellitus is a most common metabolic disease. It is characterized by a lack of insulin secretion and/or increased cellular resistance to insulin, resulting in hyperglycemia and other metabolic disturbances. People with diabetes suffer from increased morbidity and premature mortality related to cardiovascular, microvascular and neuropathic complications. The Diabetes Control and Complication Trial has convincingly demonstrated the relationship of hyperglycemia to the development and progression of complications and showed that improved glycemic control reduced these complications. The delivery of large peptides (Insulin or GLP-1) through the skin may be accomplished by iontophoresis alone or by a combination of physical or chemical enhancers with iontophoresis to result in delivery of these therapies.

Osteoporosis

Osteoporosis is a metabolic skeletal disorder wherein bone strength decreases and risk of bone fracture increases. Bone strength is maintained by a continual process of bone resorption and bone regeneration. Osteoporosis results when bone resorption occurs at a faster rate than bone regeneration. We believe iontophoresis can be used deliver the calcium regulating hormones, salmon calcitonin and parathyroid hormone (1 to 34) through human skin. Such delivery could be useful for chronic treatment of post-menopausal osteoporosis and other clinical indications as a superior alternative to parenteral delivery.

Topical Anesthesia

The first area targeted with our smart patch technology, and our “proof of concept” case, was primarily needle stick pain with a secondary focus on the areas of dermatology, rheumatology and oncology procedures. On May 6, 2004, we received approval from the FDA to commercially launch our first product, LidoSite.  LidoSite is a topical delivery system indicated for use on normal intact skin to provide local anesthesia prior to needle stick procedures such as venipunctures (blood draws), injections and intravenous therapies for arthritis and oncology patients as well as superficial dermatological procedures.  Our LidoSite product, discontinued in 2008, used our technology to achieve rapid, deep local anesthesia prior to these procedures. We are currently seeking either a licensing or other strategic partnering opportunity for our LidoSite product line.

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

Revenue

Product development revenue

In accordance with ASC 605-45-15 (formerly EITF No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred), we recognize revenues for the reimbursement of development costs when it bears all the risk for selection of and payment to vendors and employees.

Licensing revenue

We use revenue recognition criteria outlined in ASC 605-25 (formerly SAB No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force, EITF, Issue 00-21 Revenue Arrangements with Multiple Deliverables).

Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where we have an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized into license fees in the statement of operations over the term of the performance obligation.

 Product sales

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

Allowance for Excess and Obsolete Inventory

We assess the valuation of our inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory. The key factors in our inventory review process are our sales forecasts (due to the de-emphasis of the LidoSite product and uncertain future sales opportunities of products currently under development), our historical experience for raw materials and fabricated patch product meeting our specification acceptance criteria.  The failure to meet specifications renders raw materials unusable in our patch fabrication process and for fabricated patches renders such patches not available for sale.  The allowance for excess and obsolete inventory was $1.3 million at September 30, 2009. Increases in the allowance for excess and obsolete inventory result in a corresponding expense to cost of sales.

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

Stock-based Compensation

We account for our stock based employee compensation plans under ASC 718-10 and ASC 505-50 (formerly SFAS No. 123 (revised 2004), "Shared-Based Payment").  ASC 718-10 and ASC 505-50 address the accounting for shared based payment transactions in which an enterprise receives employee services for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments.  ASC 718-10 and ASC 505-50 require that such transactions be accounted for using a fair value based method.

In considering the fair value of the underlying stock when we grant options or restricted stock, we consider several factors, including third party valuations and the fair values established by market transactions. Stock-based compensation includes estimates of when stock options might be exercised, forfeiture rates and stock price volatility. The timing for exercise of options is out of our control and will depend, among other things, upon a variety of factors, including our market value and the financial objectives of the holders of the options. We have limited historical data to determine volatility in accordance with Black-Scholes-Merton modeling or other acceptable valuation models under ASC 718-10 and ASC 505-50. In addition, future volatility is inherently uncertain and the valuation models have its limitations. These estimates can have a material impact on stock-based compensation expense in our condensed consolidated statements of operations but will have no impact on our cash flows. Therefore determining the fair value of our common stock involves significant estimates and judgments.

Deferred Financing and Other Debt-Related Costs

Deferred financing costs are amortized over the term of its associated debt instrument.  We evaluate the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist.  We allocate the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with ASC 470-20-25 (formerly APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”).  The fair value of the warrants issued to note holders or placement agents are calculated utilizing the Black-Scholes-Merton option-pricing model.  We amortize the resultant discount or other features over the terms of the notes through its earliest maturity date using the effective interest method. Under this method, interest expense recognized each period will increase significantly as the instrument approaches its maturity date.  If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated.  Our debt instruments do not contain any embedded derivatives at September 30, 2009.

Recently Issued Accounting Standards

In December 2007, ASC 808-10 (formerly EITF Issue No. 07-1, “Accounting for Collaborative Arrangements”) was issued.  ASC 808-10 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The provisions of ASC 808-10 have been adopted in 2009. ASC 808-10 has had no impact on the Company’s condensed consolidated financial statements.

In September 2006, the FASB issued ASC 820-10 (formerly FASB Statement 157, “Fair Value Measurements”). ASC 820-10 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  ASC 820-10 applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, ASC 820-10 does not require any new fair value measurements.  However, for some entities, the application of ASC 820-10 will change current practice.  The changes to current practice resulting from the application of ASC 820-10 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  The provisions of ASC 820-10 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company adopted ASC 820-10 effective January 1, 2008 for financial assets and the adoption did not have a significant effect on its financial statements.  The Company has adopted the remaining provisions of ASC 820-10 beginning in 2009. The adoption of ASC 820-10 did not have a material impact on the Company’s condensed consolidated results of operations or financial condition.

In June 2008, the FASB ratified ASC 815-40-25 (formerly EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock”). ASC 815-40-25 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of ASC 815-40-25, results in the instruments no longer being considered indexed to the company's own stock.  On January 1, 2009, the Company adopted ASC 815-40-25 and re-evaluated its issued and outstanding warrants that contain a strike price adjustment feature. The Company reclassified certain warrants from equity to a derivative liability and used the Black-Scholes valuation model to determine the fair market value of the warrants.  Based upon the Company’s re-evaluation, ASC 815-40-25 has had no material impact on the Company’s condensed consolidated financial statements.

Effective June 15, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10 (formerly SFAS No. 165, Subsequent Events). The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on our condensed consolidated financial statements.In accordance with ASC 855-10, the Company evaluated all events or transactions that occurred after September 30, 2009 up through November 12, 2009, the date the Company issued these condensed consolidated financial statements.  During this period, the Company had recognizable subsequent events as set forth in Note 16 to these condensed consolidated financial statements.

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105), (formerly SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s condensed consolidated financial statements.

Effective for the interim reporting period ending June 30, 2009, the Company adopted two new accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities as codified in ASC 820-10-65 (formerly FASB Staff Position Financial Accounting Standard 107-1 and Accounting Principles Board 28-1 and “Interim Disclosures about Fair Value of Financial Instruments”. ASC 820-10-65 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 820-10-65 requires related disclosures in summarized financial information at interim reporting periods. ASC 820-10-65 was effective for the interim reporting period ending June 30, 2009. The adoption of ASC 820-10-65 did not have a material impact on the Company’s condensed consolidated financial statements.

Consolidated Results of Operations

The following table sets forth the percentage increases or (decreases) in certain line items on our condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30, 2009 Versus September 30, 2008	Nine months ended September 30, 2009 Versus September 30, 2008
Revenues	(23.1)%	(22.3)%
Cost of sales (1)	(100)%	(100)%
Research and development	(59.3)%	(54.3)%
General and administrative	(49.6)%	452.0%
Facilities realignment and impairment of fixed assets	(100)%	(92.9)%
Registration rights penalty (1)	-	(0.4)%
Gain on settlement of lease obligations	100.0%	100.0%
Interest (income) expense, net	(26.2)%	(13.1)%
Net loss	(142.4)%	(63.8)%

(1)	No comparable changes for the three months ended September 30, 2009.

Comparison of the Three Month Periods Ended September 30, 2009 and 2008

Revenues

Revenues were $0.7 million for the three months ended September 30, 2009, compared to $0.9 million for the comparable period in 2008, a decrease of 23.1% or $0.2 million. Our revenues for the three-month periods ended September 30, 2009 and 2008, respectively, were primarily derived from reimbursement of product development costs from Ferring.

Revenues from the development and marketing agreement with Ferring were $0.5 million for the three months ended September 30, 2009, compared to $0.8 million for the comparable period in 2008, a decrease of 43.8% or $0.4 million. This decrease is primarily attributable to reduced patch development and wear studies cost reimbursements for the three months ended September 30, 2009 when compared to the three months ended September 30, 2008.

Other revenue was $0.2 million for the three months ended September 30, 2009, compared to $0.03 million for the comparable period in 2008, an increase of 599.0% or $0.2 million. This increase was primarily attributable to the initiation of the Phase II clinical trial in March 2009 resulting in a $2.5 million milestone payment from Ferring which we are amortizing over the term of the development agreement with Ferring.  In 2008, upon the cancellation of a contract with B. Braun, we recognized previously deferred revenue of $0.02 million in the condensed consolidated statement of operations.

Research and development

Research and development expenses were $0.6 million for the three months ended September 30, 2009, as compared to $1.5 million for the comparable period in 2008, a decrease of 59.3% or $0.9 million. The decrease is primarily attributable to the reduced patch development and wear studies costs associated with the development and marketing agreement with Ferring due to the March 2009 initiation of Phase II clinical trials. Ferring is responsible for the conduct of, and cost of, clinical trials which include all activities associated with design of the experimental trials, selecting the test centers, personnel costs associated with carrying out the trials, acquisition and analysis of data from the trials, and presentation or publication of the data in a format suitable for submission to the FDA.

General and administrative

General and administrative expenses totaled $0.5 million for the three months ended September 30, 2009, as compared to $1.1 million for the comparable period in 2008, a decrease of 49.6% or $0.5 million. The decrease is primarily attributable to a reduction in investor relations costs, legal fees, consulting costs and personnel costs, which include reductions in salary, benefits and severance payments, consistent with management’s strategy to reduce operating expenses in 2009.

Facilities realignment and impairment of fixed assets

Expenses for facilities realignment and impairment of fixed assets totaled $0.04 million for the three months ended September 30, 2008. Due to the de-emphasis of the LidoSite product, in the first quarter of 2008 we consolidated all operations (including offices) into the 13-01 Pollitt Drive facility and recorded a facilities realignment impairment expense of $2.5 million. On September 30, 2009, we entered into a Settlement and Release Agreement with the landlord of this facility.

Registration rights penalty

The registration rights penalty for failure to register common stock issued totaled $0.1 million for each of the three months ended September 30, 2009 and 2008. In connection with our private placement transactions in September 2004, we filed a registration statement with the SEC relating to the resale of shares of our common stock.  Since the SEC did not declare that registration statement effective by February 25, 2005, we are obligated to pay a registration rights penalty to certain stockholders. The registration statement was declared effective on May 12, 2005, resulting in a cumulative obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition and ability to remain in business. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable, and there is no cap on the amount of interest to be so accrued.  We are in the process of settling the penalty for 1,250,000 shares of our common stock and 1,250,000 warrants to purchase our common stock at $0.75 per share with an expiration date of 2014.

Gain on settlement of lease obligations

On September 30, 2009, we entered into a Settlement and Release Agreement with 17-01 Pollitt Drive, L.L.C.  with respect to our former leasehold at 17-01 Pollitt Drive. The settlement calls for us to pay the Landlord $0.5  million, which is evidenced by the issuance of a five year interest only balloon note with interest accruing at the rate of 6% per year.  In exchange the landlord released us from our obligations under the lease resulting in a credit of $(2.0) million for the three month period ended September 30, 2009 in the condensed consolidated statement of operations.

Interest (income) expense, net

Interest (income) expense, net, was $0.4 million and $0.6 million for the three-month periods ended September 30, 2009 and 2008, respectively. Third party interest totaled $0.02 million in the three-month period ended September 30, 2009 as compared to $0.2 million for the comparable period in 2008.  Interest expense to related parties totaled $0.4 million in each of the three-month periods ended September 30, 2009 and 2008. There was de minims interest expense due to third parties in the three-month period ended September 30, 2009 as compared to $0.2 million for the same period in the prior year.

During three-month periods ended September 30, 2009 and 2008, interest expense was consisted of the following:

	Three Months Ended September 30,
	2009	2008
Non-cash interest expense, net	$13,486	$110,328

Coupon and other interest	245,355	303,664
Interest on Series B convertible redeemable preferred stock	150,000	150,000
Total interest expense	$408,841	$563,992

Comparison of the Nine Month Periods Ended September 30, 2009 and 2008

Revenues

Revenues were $2.1 million for the nine months ended September 30, 2009, compared to $2.7 million for the comparable period in 2008, a decrease of 22.3% or $0.6 million. Our revenues for the nine-month period ended September 30, 2009 and 2008 were primarily derived from reimbursement of product development costs with Ferring.

Revenues from the development and marketing agreement with Ferring were $1.6 million for the nine months ended September 30, 2009, compared to $2.4 million for the comparable period in 2008, a decrease of 36.0% or $0.9 million. This decrease is primarily attributable to reduced patch development and wear studies cost reimbursements for the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008.

Other revenue was $0.6 million for the nine months ended September 30, 2009, compared to $0.3 million for the comparable period in 2008, an increase of 85.8% or $0.3 million. This increase was primarily attributable to the initiation of the Phase II clinical trial in March 2009 resulting in a $2.5 million milestone payment from Ferring, which we are amortizing over the remainder of the term of the development agreement.  In 2008, upon the cancellation of a contract with B. Braun, we recognized previously deferred revenue of $0.2 million in the condensed consolidated statement of operations.

Cost of sales

There was no cost of sales for the nine months ended September 30, 2009, compared to $0.1 million in cost of sales for the comparable period in 2008.  The reason for the decrease is that there was no product sold in nine months ended September 30, 2009, so no costs of sales were incurred; however, there was product sold in the nine months ended September 30, 2008, with an attendant cost. Additionally, we recorded an adjustment to our valuation allowance for excess and obsolete inventory of $0.1 million in the first quarter of 2008.

Research and development

Research and development expenses were $2.2 million for the nine months ended September 30, 2009, compared to $4.9 million for the comparable period in 2008, a decrease of 54.3% or $2.7 million. The decrease is primarily attributable to the reduced patch development and wear studies cost associated with the development and marketing agreement with Ferring now that we have initiated the Phase II clinical trial in March 2009. Ferring is responsible for the conduct of, and cost of, clinical trials which include all activities associated with design of the experimental trials, selecting the test centers, personnel costs associated with carrying out the trials, acquisition and analysis of data from the trials, and presentation or publication of the data in a format suitable for submission to the FDA.

General and administrative

General and administrative expenses totaled $2.3 million for the nine months ended September 30, 2009, compared to a credit of $(0.7) million for the comparable period in 2008, an increase of 452.0% or $3.0 million.  General and administrative expenses for the nine months ended September 30, 2008 includes a non-cash (credit) of $6.0 million in stock option expenses upon the retirement of unvested performance based stock options, previously granted to Tim McIntyre, our former CEO, upon his resignation on March 21, 2008, and Anthony Cherichella, our former CFO, upon his resignation on April 18, 2008, which resulted in the reversal of previously recognized expenses related to such options. Without giving effect to the non-cash (credit), general and administrative expenses would have totaled $2.3 million for the nine months ended September 30, 2009, compared to $5.3 million for the comparable period in 2008, a decrease of $3.0 million or 56.9%.  The decrease is primarily attributable to a reduction in investor relations costs, legal fees, consulting costs and personnel costs, which include reductions in salary, benefits and severance payments, consistent with management’s strategy to reduce operating expenses in 2009.

Facilities realignment and impairment of fixed assets

Expenses for facilities realignment and impairment of fixed assets totaled a credit of $(2.0) million for the nine months ended September 30, 2009, compared to an expense of $2.5 million for the comparable period in 2008, a decrease of 170% or $4.3 million.  Due to the de-emphasis of the LidoSite product, in the first quarter of 2008 we consolidated all operations (including offices) into the 13-01 Pollitt Drive facility and recorded a facilities realignment impairment expense of $2.5 million.  On September 30, 2009, we entered into a Settlement and Release Agreement with the landlord of this facility.

Registration rights penalty

The registration rights penalty for failure to register common stock issued totaled $0.1 million for each of the nine months ended September 30, 2009 and 2008. In connection with our private placement transactions in September 2004, we filed a registration statement with the SEC relating to the resale of shares of our common stock.  Since the SEC did not declare that registration statement effective by February 25, 2005, we are obligated to pay a registration rights penalty to certain stockholders. The registration statement was declared effective on May 12, 2005, resulting in a cumulative obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition and ability to remain in business. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable, and there is no cap on the amount of interest to be so accrued.  We are in the process of settling the penalty for 1,250,000 shares of our common stock and 1,250,000 warrants to purchase our common stock at $0.75 per share with an expiration date of 2014.

Gain on settlement of lease obligations

On September 30, 2009, we entered into a Settlement and Release Agreement with 17-01 Pollitt Drive, L.L.C.  with respect to our former leasehold at 17-01 Pollitt Drive. The settlement calls for us to pay the Landlord $0.5  million, which is evidenced by the issuance of a five year interest only balloon note with interest accruing at the rate of 6% per year.  In exchange the landlord released us from our obligations under the lease resulting in a credit of $(2.0) million for the nine month period ended September 30, 2009 in the condensed consolidated statement of operations.

Interest (income) expense, net

Interest (income) expense, net, was $1.3 million and $1.4 million for the nine-month periods ended September 30, 2009 and 2008, respectively. Third party interest expense totaled $0.1 million in the nine-month period ended September 30, 2009 as compared to $0.3 million for the comparable period in 2008.  Interest expense to related parties totaled $1.2 million in each of the nine-month periods ended September 30, 2009 and 2008.  Interest income, included in interest expense, net, was $0.0004 million and $0.04 million for the nine month period ended September 30, 2009 and 2008, respectively.

During nine-month periods ended September 30, 2009 and 2008, interest expense consisted of the following:

	Nine Months Ended September 30,
	2009	2008
Non-cash interest expense	$20,517	$231,402

Coupon and other interest	786,340	804,848
Interest on Series B convertible redeemable preferred stock	450,000	450,000
Total interest expense	$1,256,857	$1,486,250

Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern; however, we had cash and cash equivalents of $0.4 million and a working capital deficit of $20.0 million, as of September 30, 2009, which are not sufficient to allow us to continue operations without additional funding, especially given the fact that the Company has approximately $2.5 million in accounts payable which are more than 60 days past due, with increasing numbers of creditors either making claims and/or commencing litigation against us. No assurance can be given that we will be successful in arranging additional financing needed to continue the execution of our business plan, which includes the development of new products. In addition, a significant portion of our indebtedness will become due in June 2010. Failure to obtain such financing may require management to substantially curtail operations, cease operating our business or file for bankruptcy, which would result in a material adverse effect on our financial position and results of operations. Since February 2008, our only source of financing has been loans, development fees and milestone payments from our collaborative partner, Ferring, as well as the sale of our PMK 150 equipment to Ferring. These factors raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern.

As part of our efforts to reduce our outstanding liabilities to third parties, we have been in the process of settling some of those accounts payable by the issuance of warrants to purchase our common stock in transactions exempt from registration under Section 4(2) of the Securities Act.   We have allocated warrants to purchase 500,000 shares of our common stock to this effort and to date have issued warrants to purchase 81,140 shares from that allocation, representing settlement of $0.1 million in liabilities.  These settlements commenced in the third quarter of this year.

Cash flows from operating activities

For the nine-month period ended September 30, 2009, net cash used in operating activities was $0.6 million, as compared to $6.6 million of net cash used in operating activities in the comparable period in the prior year.

During the nine-month period ended September 30, 2009, we had a net loss of $2.1 million, $1.1 million of non-cash items which was partially offset by a $2.6 million increase in operating assets and liabilities resulting in net cash used in operating activities of $0.6 million. The increase in operating assets and liabilities is primarily due to a $1.6 million increase in accrued expenses and other liabilities, a $1.3 million increase in interest payable and accrued expenses to related parties partially offset by a decrease in accounts receivable of $0.3 million. During the nine-month period ended September 30, 2008, we had a net loss of $5.8 million increased by approximately $1.9 million of non-cash items and partially offset by a decrease of $0.3 million in operating assets and liabilities resulting in net cash used in operating activities of $6.6 million.

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

Cash flows from investing activities

For the nine-month period ended September 30, 2009, net cash provided by investing activities was $0.1 million and for the nine-month period ended September 30, 2008, net cash provided by investing activities was $0.1 million.  In 2009, the landlord of our 13-01 Pollitt Drive facility converted our restricted cash of approximately $0.1 million which was used as collateral for a letter of credit and converted it into a cash security deposit.

Cash flows from financing activities

For the nine-month period ended September 30, 2009, net cash provided by financing activities was $0.6 million, as compared to $5.7 million of net cash provided by financing activities in the comparable period in the prior year. During the nine-month period ended September 30, 2008, we raised $1.8 million in net proceeds from private placements of common stock, $1.8 million in net proceeds from the exercise of warrants and received a $2.5 million milestone advance from Ferring partially offset by the repayment senior secured convertible promissory notes of approximately $0.5 million.  During the nine-month period ended September 30, 2009, we received net proceeds of $0.6 million from the sale of our PMK 150 patch manufacturing machine.  The instability of both the financial markets and global economies has impacted our ability to raise the necessary capital required to execute our business plan.

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

Milestone Advance from Ferring

Effective July 9, 2008, Ferring advanced a $2.5 million payment which would otherwise be due to us from Ferring should they elect to proceed with Phase II Clinical Trials as described in the License and Development Agreement dated as of September 27, 2004 (as heretofore amended, the “License Agreement”.)  The $2.5 million was advanced in the form of a loan, and we issued a $2.5 million principal amount secured note (“Note”) to Ferring. The Note bore interest at the rate of 10% per annum with a 12% per annum default interest rate. Interest accrued during the term of the Note and was payable in full at maturity. Ferring elected to proceed with Phase II, and the principal amount of the Note was paid off through the application of the Phase II payment which would otherwise be due to us under the License Agreement.

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

Accrued Registration Rights

On November 12, 2004 we filed a registration statement with the SEC relating to the resale of shares of our common stock.  Since that registration statement was not declared effective by the SEC by February 25, 2005, we are obligated to pay to certain stockholders an amount equal to 1% of the purchase price paid by such stockholders for the shares owned by such stockholders which are covered by the registration statement, and for each month, or portion of a month, in which such delay continued, an amount equal to 2% of such purchase price, until we have cured the delay, with an overall cap on such liquidated damages of 10% of the aggregate purchase price paid by such stockholders for such shares. The registration statement was declared effective on May 12, 2005, resulting in an obligation to pay liquidated damages of approximately $1.4 million, payment of which would materially adversely affect our financial condition. In addition, we are obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. Interest expense, included in registration rights penalty in the accompanying condensed consolidated statements of operations, was approximately $0.1 million and $0.2 million for each of the three and nine months periods ended September 30, 2009 and 2008, respectively.  As of September 30, 2009, we accrued approximately $2.6 million for this penalty on the condensed consolidated balance sheet.

On October 30, 2009, we entered into an Amendment and Waiver (“Amendment”) to Registration Rights Agreement (the “Registration Rights Agreement”) dated September 29, 2004 among Vyteris, Inc., Spencer Trask Ventures, Inc., Rodman & Renshaw, LLC, and various shareholders.  Pursuant to Section 6(f) of the Registration Rights Agreement, the terms of the Agreement, including Section 2(b) thereof, may be amended by the holders of a majority in interest of the holders of Registrable Securities under the Registration Rights Agreement. The Amendment requires us to compensate investors for registration rights penalties incurred under Section 2(b) of the Agreement.  We will issue up to 1,250,000 restricted shares of our common stock and warrants to purchase up to 1,250,000 restricted shares of our common stock at an exercise price of $0.75 per share and a term of up to three years in order to settle the accrued liquidated damages.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with capital and operating leases, manufacturing equipment, and employee agreements as set forth in the table below:

	Payments due by Period as of September 30, 2009
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$912,853	$409,913	$482,640	$20,300	$—
New patch manufacturing machine	186,774	186,774	—	—	—
Distribution agreement	91,775	91,775	—	—	—
PMK 150 lease agreement	114,000	12,000	24,000	24,000	54,000
Security deposit (1)	59,282	59,282	—	—	—
Debt obligations (2)	8,716,550	8,216,550	—	—	500,000
Advisory agreement	112,500	90,000	22,500	—	—
Total	$10,193,734	$9,066,294	$529,140	$44,300	$554,000

(1)	By December 31, 2009 Vyteris, Inc. has obligation to replenish the deposit account by $59,282.
(2)	Debt obligations are summarized as follows:

Lender	Amount	Due Date	Interest Rate
Spencer Trask (working capital facility)	$2,850,000	June 2010	13%
Spencer Trask (subordinated convertible notes)	5,366,550	June 2010	13%
Convertible notes	500,000	August 2014	6%
Total	$8,716,550

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

We are required to pay Becton Dickinson a royalty in respect of sales of each iontophoresis product stemming from intellectual property received by us from Becton Dickinson as part of our formation.  For each such product, on a country-by-country basis, that obligation continues for the later of 10 years after the date of the first commercial sale of such product in a country and the date of the original expiration of the last-to-expire patent related to such product granted in such country.  The royalty, which is to be calculated semi-annually, will be equal to the greater of 5% of all direct revenues, as defined below, or 20% of all royalty revenues, with respect to the worldwide sales on a product-by-product basis.  No royalties will be earned by Becton Dickinson prior to November 10, 2005.  “Direct revenues” are the gross revenues actually received by us from the commercial sale of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges or certain other expenses.  “Royalty revenues” are the gross revenues actually received by us from any licensing or other fees directly relating to the licensing of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges and certain other expenses. Total accrued royalty in the condensed consolidated balance sheet as of September 30, 2009 was insignificant.

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

ITEM 4T. CONTROLS AND PROCEDURES

A.    Disclosure

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Principal Executive Officer and our Principal Accounting Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. There are various matters pending related to nonpayment of past due accounts payable that we expect in the aggregate may have a material adverse impact on our business, results of operations, financial condition or cash flows.  Unless we are able to obtain sufficient funds to commence settlement of outstanding accounts payable, of which approximately $2.5 million is over 60 days past due, these numbers of claims and litigation are likely to increase, and unless we are able to reach settlements with plaintiffs or successfully prevail upon such actions and/or pay our payables on a timely basis, this could likely cause us to be unable to continue operations and could cause us to seek extraordinary measures, including bankruptcy.

As part of our efforts to reduce our outstanding liabilities to third parties, we have been in the process of settling some of those accounts payable by the issuance of warrants to purchase our common stock in transactions exempt from registration under Section 4(2) of the Securities Act.   We have allocated warrants to purchase 500,000 shares of our common stock to this effort and to date have issued warrants to purchase 81,140 shares from that allocation, representing settlement of $0.1 million in liabilities.  These settlements commenced in the third quarter of this year.

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

As of September 30, 2009, our cash and cash equivalents amounted to $0.4 million. Our revenue has been de minimis, other than product development expense reimbursement from Ferring, and we have been dependent upon such reimbursement of development expenses from Ferring to fund our operations.  As of September 30, 2009, our current liabilities exceeded our current assets by approximately $20.0 million, and the Company has approximately $2.5 million in outstanding accounts payable which are over 60 days past due.  If we do not continue to raise capital until we generate sufficient revenue to cover this working capital deficit, we will be required to discontinue or further substantially modify our business, in addition to the substantial cost cutting measures that have been implemented in the last 15 months. Additionally, we face mounting claims and litigation from our vendors and other parties to which we owe money, and we do not have sufficient funds to pay such payables and/or to defend litigation which may arise from nonpayment.  These factors raise substantial doubt about our ability to continue as a going concern. The report of the independent registered public accounting firm relating to the audit of our consolidated financial statements for the year ended December 31, 2008 contains an explanatory paragraph expressing uncertainty regarding our ability to continue as a going concern because of our operating losses and our need for additional capital. Such explanatory paragraph could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any future financing that we may obtain.

We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability.

From November 2000 through September 30, 2009, we incurred net losses in excess of $182.5 million, as we had been engaged primarily in clinical testing and development activities. We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur significant losses for the foreseeable future and to finance our operations through sales of securities and incurrence of indebtedness.

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

Our agreement with Ferring, under which we are developing a drug delivery product for female infertility, enables Ferring to terminate our relationship for among other things, a decision to not proceed beyond Phase II clinical trials with by Ferring, which “go, no go” decision is expected during the first quarter of 2010. This agreement is our principal source of revenues since 2006. Any reduction in our revenues will produce further need for capital infusions, which may not be available to us.  Additionally, if a “no go” decision is reached or the agreements with Ferring are terminated for any other reason, we must reimburse to Ferring the portion of the $3.3 million advanced to us by Ferring which we would otherwise have had to contribute to the infertility research and development project during 2009.

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

As of September 30, 2009, we had stock options to purchase 4,135,402 shares of our common stock outstanding, of which options to purchase 2,104,747 shares were exercisable. Also outstanding as of the same date were warrants exercisable for 3,530,990 shares of common stock. There are also 500,000 shares of preferred stock which are convertible into common stock on a one for one basis.  Exercise of any outstanding stock options or warrants could harm the market price of our common stock.

Additionally, Spencer Trask has agreed to convert all but $2.0 million of its debt into common stock if we consummate a significant financing, which would result in large amounts of stock being issued, which could possibly cause a change in control of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On July 15, 2009, we held our Annual Meeting of Shareholders. The Inspector of Elections reported that the number of shares outstanding as of the record date, May 18, 2009 and present at the meeting was as follows:

	Outstanding	Present at Meeting

Common Stock	7,291,802	4,289,398
Class B Convertible Preferred Stock	500,000	500,000
Total:	7,791,802	4,789,398

All seven of our directors were reelected as follows:

Name	For	Against	Abstain

John Burrows	4,691,866	-	97,532
Arthur Courbanou	4,691,866	-	97,532
David DiGiacinto	4,631,863	-	157,535
Donald F. Farley	4,631,863	-	157,535
Susan Guerin	4,691,866	-	97,532
Haro Hartounian	4,691,866	-	97,532
Russell O. Potts	4,690,313	-	99,085

The proposal to amend the corporation’s Articles of Incorporation to increase the number of authorized shares of the corporation’s common stock, par value $0.015 per share, from 33,333,333 shares to 400,000,000 shares was approved by shareholders.

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

Date: November 13, 2009	Vyteris, Inc.

/s/ Haro Hartounian
Haro Hartounian
Principal Executive Officer

Date: November 13, 2009
/s/ Joseph Himy
Joseph Himy
Principal Accounting Officer

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