Form 10-K/A
period 2008-12-31
Vyteris Holdings (Nevada), Inc.
filed 2009-11-24
CIK 1139950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-K
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

This is a “short form” amendment to Form 10-K which merely updates the exhibit list under Item 15 to reflect an exhibit number change and reflect that confidential treatment has been requested for Exhibit 10.149.

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

10.60
Subscription Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated July 13, 2005 is incorporated by reference to Exhibit 10.60 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

10.61
Subscription Agreement between the Registrant and Spencer Trask Specialty Group, LLC, dated July 18, 2005 is incorporated by reference to Exhibit 10.61 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

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

10.130	Spencer Trask Ventures, Inc. Proposal for the Acquisition of Lehigh Valley Technologies, Inc. by the Registrant dated February 23, 2007.

10.131	Subscription Agreement, dated July 2007

10.132	Form of Investor Warrant, dated July 2007
10.133	Product Marketing Agreement between Vyteris, Inc. and Laboratory Corporation of America Holdings, dated June 5, 2007

10.134	2007 Outside Director Cash Compensation and Stock Incentive Plan.

10.135	2007 Stock Option Plan.

10.136	International Capital Advisory, Inc., Consulting Agreement dated July 25, 2007, as assigned to Wolverine International Holdings, on July 25, 2007.

10.137	Agreement to Engage Viking Investment Group II Inc. as a Financial Consultant dated July 26, 2007.

10.138	Consulting Sales and Promotion Agreement with Caswood Group, Inc., dated May 11, 2007.

10.139	Employment Agreement between Vyteris, Inc. and Anthony Cherichella, dated as of August 1, 2007.

10.140	Allonge, Amendment and Waiver No. 6 between the Company and Spencer Trask Specialty Group, LLC and affiliated entities, dated September 24, 2007.

10.141	Separation and General Release Agreement between Vyteris, Inc. and Timothy J. McIntyre, dated as of March 21, 2008.

10.142	Letter Agreement between Ferring Pharmaceuticals, Inc. and Vyteris, Inc., dated July 8, 2008.

10.143	$2,500,000 Principal Amount Secured Note, executed by Vyteris, Inc. in favor of Ferring Pharmaceuticals, Inc., dated July 8, 2008.

10.144	$50,000 Principal Amount Secured Note, executed by Vyteris, Inc. in favor of Ferring Pharmaceuticals, Inc., dated July 8, 2008.

10.145	Security Agreement, between Vyteris, Inc. and Ferring Pharmaceuticals, Inc., dated July 8, 2008.

10.146	Certificate of Change of Vyteris, Inc., filed with the Nevada Secretary of State on May 6, 2008.

10.147	Employment Agreement between the Company and Haro Hartounian, dated November 21, 2008

10.148	Employment Agreement between the Company and Joseph Himy, dated November 21, 2008

10.149	Letter Agreement, executed by Vyteris, Inc., Vyteris, Inc. and Ferring Pharmaceuticals, Inc., dated March 2009**

10.150	Equipment Lease, executed by Vyteris, Inc. and Ferring Pharmaceuticals, Inc., dated March 2009

10.151	Security Agreements, executed by Vyteris, Inc. and Ferring Pharmaceuticals, Inc., dated March 2009

10.152	Bill of Sale, executed by Vyteris, Inc. and Ferring Pharmaceuticals, Inc., dated March 2009

16.1	Letter from Madsen & Associates, CPA's, Inc. dated November 5, 2004 is incorporated by reference to Exhibit 16.1 to Treasure Mountain Holdings’ Current Report on Form 8-K filed November 5, 2004.

21.1	Subsidiaries of Treasure Mountain is incorporated by reference to Exhibit 21.1 to Treasure Mountain Holdings’ Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** Confidential Treatment Requested

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vyteris , Inc.

November 23, 2009	By:	/s/ Haro Hartounian
Haro Hartounian
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID DIGIACINTO	Director	November 23, 2009
David DiGiacinto

/s/ HARO HARTOUNIAN	President, Chief Executive Officer	November 23, 2009
Haro Hartounian	and Director (Principal Executive Officer)

/s/ JOSEPH N. HIMY	Chief Financial Officer	November 23, 2009
Joseph N. Himy	(Principal Accounting Officer)

/s/ ARTHUR COURBANOU	Director	November 23, 2009
Arthur Courbanou

/s/ RUSSELL O. POTTS	Director	November 23, 2009
Russell O. Potts