Form 10-K
period 2009-12-31
Vyteris, Inc.
filed 2010-03-25
CIK 1139950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
Common stock, par value $0.015 per share
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shel1 company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year.  $4,560,709

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of voting common equity held by non-affiliates as of March 3, 2010 was approximately $6,499,904.  The number of shares outstanding of the registrant’s Common Stock, as of March 3, 2010, was 62,398,817 shares.

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

VYTERIS , INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

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

PART I

ITEM 1.         BUSINESS

Introduction

Business Overview

Vyteris, Inc. (formerly Vyteris Holdings (Nevada), Inc.) (the terms “Vyteris”, “we”, “our”, “us” and the “Company” refer to each of Vyteris, Inc. incorporated in the State of Nevada, its subsidiary, Vyteris, Inc. (incorporated in the State of Delaware) and the consolidated company) has developed and produced the first FDA-approved, electronically controlled transdermal drug delivery system that transports drugs through the skin comfortably, without needles.  We believe that this platform technology can be used to administer a wide variety of therapeutics either directly into the skin or into the bloodstream. We hold approximately 50 U.S. and 70 foreign patents relating to the delivery of drugs across the skin using an electronically controlled “smart patch” device.

Technology

Our active transdermal drug delivery technology is based upon a process known as electrotransport, or more specifically iontophoresis, which is the ability to transport drugs, including peptides, through the skin by applying a low-level electrical current. Our active patch patented technology works by applying a charge to the drug-holding reservoir of the patch. This process differs significantly from passive transdermal drug delivery which relies on the slow, steady diffusion of drugs through the skin. A significantly greater number of drugs can be delivered through active transdermal delivery than is possible with passive transdermal delivery.  Our technology can also be used in conjunction with complementary technologies to further enhance the ability to deliver drugs transdermally.

Market Opportunity

We believe there are a significant number of pharmaceutical drugs with substantial annual sales for which the patent is due to expire by 2012. Based on our analysis, there are currently a significant number of these and other FDA-approved drugs that may be relatively easily formulated for transdermal delivery and thus made eligible for new patent protection. We believe that the application of our novel drug delivery technologies to such existing therapeutics is an attractive means of prolonging the commercial viability of many currently marketed drugs.

Business Model

Business Strategy and Initiatives

Our long term viability is linked to our ability to successfully pursue new opportunities with products that can be delivered by means of our smart patch technology, such as those facing patent expiration. In addition to extended patent and clinical usage, our platform may also be a useful tool for pharmaceutical and biotechnology companies to reduce their research and development investment and protect their brands against generics.  Based upon these tenets, our business model for achieving corporate growth focuses on three areas:  commercialization and revenue-development strategies, technology initiatives and acquisition opportunities.  By focusing on all three areas, we seek to expand our capabilities to generate revenues over the next several years.

Our commercialization strategy is to develop near-term and future market opportunities utilizing FDA-approved and marketed drugs (primarily peptides and small molecule drugs) with our proprietary delivery technology. By targeting compounds that may qualify for accelerated development and regulatory pathways such as those implemented under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, we strive to develop and commercialize products that can reach the market faster and at a reduced cost as compared to the traditional development and regulatory approval processes for new drugs. We are in the process of undertaking two feasibility studies, with the goal of converting at least one of those studies into a full development program in 2010.  Additionally, we are exploring various strategies to derive revenue from our FDA approved LidoSite product, and our phase II infertility and phase I migraine projects. These strategies include sale or licensing of these products to third parties and pursuit of partnership opportunities with other companies in the pharmaceutical and biotechnology industries.

Technology initiatives are also under way to expand our drug delivery capabilities so that we are able to utilize our technology for a wider variety of pharmaceutical applications.  We are looking to improve our existing patch and controller technology,  as well as to implement innovative product manufacturing methods to reduce materials costs. We also seek to combine our technology with complementary technologies such as ultrasound, chemical enhancers, in order to further increase transdermal drug penetration that may lead to successful delivery of higher molecular weight drugs. As we move toward commercially viable products, we continue to develop a comprehensive strategy for efficient clinical and large scale manufacturing at lower cost of goods, which may include outsourcing, to be presented to prospective development partners.

  We are also looking for growth opportunities through the acquisition of a late development-stage or revenue-generating complementary business. We believe that there may be small private drug development and delivery companies that would have an interest in the benefits of becoming part of a public company, including access to the capital markets as a public company and stockholder liquidity.

Given the December 2009 termination by Ferring of its joint collaborative infertility project with us, we are reevaluating our business strategy.  We continue to look to streamline our operations and focus our resources on a narrow breadth of projects geared to determine viability and to potential sale and license of our current in-house projects.  We will also evaluate a finite number of licensing and/or acquisition opportunities in an effort to acquire a technology or product which is closer to commercialization, possibly at a Phase III testing stage.  Our business plan will continue to evolve over the next fiscal quarters as we evaluate in-house projects as well as review appropriate outside opportunities.

Market Opportunity

We have identified key areas of market opportunity in the areas of therapeutic peptides and small molecules which we intend to pursue:

•	Women’s health, such as infertility,

•	Migraine treatment,

•	Pain management, and

•	Metabolic diseases, such as diabetes and osteoporosis.

Our focus on these core market areas represents our belief in their relatively near-term commercialization and revenue-generating potential.

Female Infertility Treatment

One of our development opportunities is in the peptide delivery market. Pursuant to the termination provisions of our former Development Agreement with Ferring Pharmaceuticals, Inc. (“Ferring”), we believe we now own the rights for the development of an innovative product to treat female infertility using our smart patch technology. The product under development is designed to mimic the female body's natural rhythms of hormonal secretions, a characteristic important in the delivery of therapeutics for the treatment of infertility. To be effective, many patients currently need to undergo multiple injection-based protocols for ovulation inducement, sometimes as many as eight daily injections for up to three weeks. Our product would make it possible to administer the peptide without needles in a painless, convenient and cost-effective manner. There are also other potential benefits, including possible reduction of the likelihood of multiple births.

Migraine Treatment

Another key area where we are seeking to apply our smart patch technology is the treatment of migraines.  This may be a highly attractive market segment, estimated at over $3 billion per year (“Migraine Market: Trexima Approval Delays Benefits Generic Triptan”, RedOrbit NEWS, published March 29, 2007), where major market leaders face imminent patent expirations. By focusing on these patent-expiring drugs, we believe we can offer potential development partners extended patent protection through use of our active transdermal patch delivery platform, with the additional benefit of potentially providing a more effective product.

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

Our active patch technology can be pre-programmed for rapid delivery — as little as 15 minutes to achieve therapeutic levels — followed by a sustained maintenance dose that may prevent headache recurrence. If our smart patch is applied in this area, this customizable drug delivery could offer advantages in the treatment of migraine, and could improve patient satisfaction and patient compliance. We believe that this could be a unique and significantly improved therapy and that it could be a potentially effective way to significantly improve treating and preventing recurring migraine headaches.

We have demonstrated in a Phase I study that our proprietary active transdermal delivery technology can be used to provide controlled delivery of a leading migraine triptan medication in humans. Our objective is to find a development and marketing partner to complete the necessary trials and obtain FDA approval to launch this triptan loaded smart patch about the time the specific triptan we are targeting loses patent protection.

Pain Management

Another key area of potential partnership with pharmaceutical companies is in pain management, specifically, the non-steroidal anti-inflammatory drug (“NSAID”) sector, which falls in line with our strategy of pursuing high probability, low risk opportunities leading to better patient care. The total annual NSAID market is potentially worth $6 billion (see “Celebrex sales plunge 40 percent”, CNN Money.com, June 29, 2005).  Some of the well-known NSAIDs that are or have been on the market are Vioxx, Celebrex, Naproxen and Daypro.

NSAIDs have made a dramatic contribution to pain management, but their extensive use has also documented a problematic safety profile, due to gastrointestinal (“GI”) side effects associated with extended use or over dosing of the drugs. In the United States alone, more than 107,000 hospitalizations are attributed to NSAID use, and more than 16,000 deaths a year are attributed to NSAID use (“Horizon Therapeutics Announces Two Pivotal HZT-501 Phase 3 Trials Meet Primary Endpoints,” Horizon Therapeutics, Inc., December 2, 2008).

Our active delivery system bypasses the gastrointestinal tract, minimizing the GI side effects associated with oral NSAIDs, and circumvents a major disadvantage of these commonly used medications. We believe that if our smart patch technology is applied to NSAIDs, the controlled drug delivery profile from our active patch could also curtail overdosing of the drugs. This may represent a significant market opportunity if we are successful in entering into a strategic partnership to penetrate the NSAID market.

Metabolic Diseases

We are also exploring the possible opportunities to use our technology to combat certain metabolic diseases, such as diabetes and osteoporosis.

Diabetes

Diabetes mellitus is a common metabolic disease. It is characterized by a lack of insulin secretion and/or increased cellular resistance to insulin, resulting in hyperglycemia and other metabolic disturbances. People with diabetes suffer from increased morbidity and premature mortality related to cardiovascular, microvascular and neuropathic complications. The Diabetes Control and Complication Trial has convincingly demonstrated the relationship of hyperglycemia to the development and progression of complications and showed that improved glycemic control reduced these complications. The delivery of peptides (insulin or GLP-1) through the skin drugs may be accomplished by iontophoresis alone or by a combination of physical or chemical enhanement technologies with iontophoresis to result in delivery of these therapies.

Osteoporosis

Osteoporosis is a metabolic skeletal disorder wherein bone strength decreases and risk of bone fracture increases. Bone strength is maintained by a continual process of bone resorption and bone regeneration. Osteoporosis results when bone resorption occurs at a faster rate than bone regeneration. We believe iontophoresis can be used to transdermally deliver calcium-regulating hormones such as salmon calcitonin and parathyroid hormone (1-34). Such delivery could be useful for chronic treatment of post-menopausal osteoporosis and other clinical indications as a superior alternative to injection.

Topical Anesthesia

The first area targeted with our smart patch technology, and our “proof of concept” case, was primarily needle stick pain with a secondary focus on the areas of dermatology, rheumatology and oncology procedures. On May 6, 2004, we received approval from the FDA to commercially launch our first product, LidoSite.  LidoSite is a topical delivery system indicated for use on normal intact skin to provide local anesthesia prior to needle stick procedures such as venipunctures (blood draws), injections and intravenous therapies for arthritis and oncology patients as well as superficial dermatological procedures.  Our LidoSite product, discontinued in 2008, used our technology to achieve rapid, deep local anesthesia prior to these procedures. We are currently seeking a sale, licensing or strategic partnering opportunity for our LidoSite product line.

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

By contrast, using iontophoresis, certain drugs can be delivered through the skin and deeper into the bloodstream faster and in larger quantities than by passive transdermal patches.  Because of the application of an external form of energy (electrical energy in the form of a charge), this mode of delivery is also called “active transdermal delivery”.  Initial research indicates that a significantly greater number of drugs can be delivered through active transdermal delivery than through passive transdermal delivery.  Based on our analysis, we estimate that there are currently in excess of 180 FDA-approved drugs that can be delivered through our active transdermal delivery platform.

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

Our Approach to Iontophoresis

Our proprietary active transdermal technology is the result of over 20 years of research and development while a part of Becton, Dickinson and Company and after spin-off from Becton Dickinson in November 2000.  Our goal has been to fully realize the potential of this technology by creating irritation-free, easy to use, wearable, low-cost, and disposable systems that would be specifically designed to improve the administration of certain drugs to address high-value unmet medical needs.

We have developed a proprietary technology encompassing a series of significant improvements to drug formulation and commercial manufacturing.  We used this technology with our first FDA-approved product, LidoSite, and are currently using this technology to deliver peptides and small molecules in a research and development setting.  Many of our innovations center on the way we approach designing and formulating electronically controlled drug delivery patches. Our patches are pre-filled with the proper dosage of drug during the manufacturing process. They are designed to be disposable after a single application and are discreet in appearance. Further, we designed our patches so that they can be quickly and cost-effectively mass-produced using automated manufacturing processes.

To complement our patch design, we approached the design of electronic controllers with the goal of being small, wearable, easy to operate and programmable to handle simple, as well as complex, drug delivery profiles.  The dose controller contains a miniature battery and circuitry, controlling delivery rate, and is capable of recording information on the amount and time of drug delivered. We believe the controllability and programmability offered by our technology are distinct competitive advantages that will enable our products to deliver more consistent and predicable results for a broad range of existing and new drugs.

Clinical Studies

Infertility/Peptide Application

We assisted Ferring in completing a late Phase I clinical trial demonstrating that our patented smart patch transdermal technology successfully delivered a peptide molecule in humans (multiple pulse) without the use of needles (noninvasively) in therapeutic levels aimed at the treatment of female infertility.  The study results showed that therapeutic levels of the peptide in humans are achievable without the use of injections or infusion pumps. The clinical trial was conducted in the U.S. with 30 patients under an investigational new drug application. Specific technical data will undergo peer review for future disclosure.

In the Phase I clinical trial, a pulse profile controlled the transdermal delivery of the peptide from patches loaded with different concentrations of the peptide. The amounts of peptide delivered using the patch were comparable or higher than with subcutaneous (subQ) injection. The study used different formulations within our patch that were compared with subQ delivery of the peptide.

Ferring also conducted a Phase II clinical trial of the infertility product.  The Phase II trial was a multi-center clinical trial conducted at approximately 35 centers throughout the U.S. and enrolled approximately 350 female patients between the ages of 18 and 38 years with anovulatory / oligoovulatory infertility.  In this clinical trial, the safety, tolerability, and effectiveness of our transdermal delivery system was evaluated.  We are currently reviewing the results of this trial to determine what degree of success was achieved based on the goals of the trial; whether an additional Phase II trial may be needed; and the feasibility of moving on to Phase III trials. We anticipate that any such additional trials would be conducted by a strategic partner pursuant to a development and marketing agreement.

LidoSite

We received FDA approval for the sale of our LidoSite product in the United States in 2004.  Prior to receiving FDA approval, LidoSite underwent extensive clinical and laboratory testing, culminating in the completion of Phase III clinical studies in the fourth quarter of 2001.  Those Phase III clinical studies involved 15 sites within the U.S. and over 1,000 human applications of our system, testing various aspects such as safety, wearability, pain sensation and reliability.  Under the appropriate Investigative New Drug provision of the Food, Drug and Cosmetic Act, we conducted the following studies of our lidocaine system in humans.

Phase I Clinical Studies.

Phase I clinical studies consisted of several series focused on:

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

Phase IV Clinical Studies.

During the fall of 2006, we conducted a Phase IV clinical study to assess the feasibility and acceptance of LidoSite Topical System for use as a topical anesthetic system by practicing rheumatologists, prior to injection procedures in their offices. The study, involved six study sites and 14 physicians, and followed 63 patients over the course of two routine injections of hyaluronic acid for the treatment of osteoarthritis. During the first treatment, patients either received no local anesthesia or an alternate local anesthesia prior to cannulation or needle puncture. During the second treatment, patients received the LidoSite system, comprised of the LidoSite patch and controller. In the study more than 73 percent of the subjects preferred LidoSite to the treatment used during their first visit. Unlike topical anesthetic creams typically used in today's healthcare settings to address needlestick pain, the LidoSite system delivers numbing medication to the procedure site quickly and effectively after a 10 minute application. Topical anesthetic creams usually take up to an hour for full anesthetic benefit.

Drug Approval Process and Regulatory Status of our LidoSite Product

A 505(b)(2) application is an abbreviated New Drug Approval (NDA) process applicable to a new drug that was developed by modifying an existing, approved drug. The development program is abbreviated because the safety and efficacy of the approved products are in public domain. Thus the 505(b)(2) usually involves neither pre-clinical studies, nor the normal massive clinical studies associated with an NDA, but instead usually relies on relatively short and inexpensive bridging studies (bio and/or clinical endpoint studies) to relate the safety and efficacy of the new 505(b)(2) product to the related NDA product to which it is connected through this bridging.

Our main strategy will be to implement a drug development program with a diminished cost and faster time to market. Our development and commercialization strategy, by us or strategic partners, will be to use the FDA's 505(b)(2) approval process to obtain more timely and efficient approval of new formulations of previously approved therapeutics. Because the 505(b)(2) approval process is designed to address new formulations of previously approved drugs, we believe it has the potential to be more efficient, less costly,  and less time consuming than regular NDA FDA-approval methods.

Our LidoSite product is considered a “combination” product by the FDA, as it consists of a drug-filled patch and a device, our controller.  For a combination product, approval by the FDA requires that an NDA and a 510(k) notification be submitted to the FDA.  In addition, an acceptable Pre-approval Inspection, or PAI, of our facility, quality systems and data documentation by the FDA was required.  In May 2004, we received approval from the FDA to commercially launch our LidoSite product in the United States.

Sales, Marketing and Distribution

While we were able to demonstrate some very limited success with commercialization of our LidoSite product, the results were not statistically significant, and we had no sales or marketing activities relating to that product in 2009.  As we have products reach the commercial development stage in the future, we anticipate that sales, marketing and distribution will be handled by strategic partners.  Accordingly, we do not have an active emphasis on sales, marketing and distribution.

Competition

Any existing or future products which we may develop will likely compete with both conventional drug delivery methods and advanced drug delivery methods.

Conventional Drug Delivery Methods

Traditionally, the pharmaceutical industry has relied on oral delivery and injection as the primary methods of administering drugs:

•
Conventional Oral Method.  Conventional, oral drug dosage forms, such as pills and capsules, are the most common types of drug delivery.  Oral drug delivery methods are easy to administer, but their efficacy can be limited because drugs must first pass through the digestive system and liver before being absorbed into the bloodstream.  Therefore, orally delivered drug dosages must be large to overcome the degradation that occurs in the gastrointestinal tract and liver.  As a result, conventional oral dosage forms often produce higher initial drug levels than are required to achieve the desired therapeutic effects, thereby increasing the risk of side effects, some of which can be serious.  Also, it is difficult to maintain therapeutically optimal drug levels using oral drug delivery methods.  Further, oral drug delivery methods can require patients to follow inconvenient dosing routines, which may diminish patient compliance with self-medication schedules.

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

Advanced Drug Delivery Technologies

The limitations of conventional forms of drug delivery have driven demand for advanced drug delivery alternatives that are safer, more effective and more convenient.  Advanced drug delivery technologies have improved oral and injection methods as well as offering new means of administering drugs, such as through the skin and the respiratory system.  Advanced drug delivery technologies include sustained release pills and injectables, passive transdermal patches and infusion pumps, as well as pulmonary, nasal, intravaginal and opththalmic methods.  In some cases, these technologies offer better control over the release of drugs into the bloodstream, thereby improving therapeutic efficacy and reducing side effects and risks.  In other cases, advanced drug delivery technologies make therapies easier to administer and support more complex therapeutic regimens.  Innovative drug delivery technologies can offer many advantages over traditional methods, including ease of use and administration, greater control of drug concentration in the blood, improved safety and efficacy, improved patient compliance, expanded indications for certain therapies, and totally new therapies using drugs that cannot be delivered otherwise.

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

•
Pulmonary, nasal and transmucosal methods are designed to provide fast action or to deliver drugs that are destroyed by the gastro-intestinal tract.  Variations in a user's respiratory tract, often brought on by everyday occurrences such as a cold, infection or even changes in climate, can markedly affect the amount of drug inhaled from each spray.

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

Competition for our drug delivery products may come from any of the above technologies or new, yet-to-be-developed technologies.

Current and Potential Iontophoresis Competition

NuPathe Inc. is a privately-held specialty pharmaceutical company specializing in the development of therapeutic products based on iontophoresis for neurological and psychiatric diseases. NuPathe’s lead compound, Zelix™, combines sumatriptan with NuPathe’s proprietary Iontophoretic System.  NuPathe completed its pivotal Phase III study and is believed to be planning an NDA filing in 2011.

Dharma Therapeutics, Inc. is a subsidiary of Transcu Group Limited.  Dharma is an early stage drug delivery company based in Seattle, Washington which develops transdermal delivery systems with a focus on iontophoretic transdermal drug delivery technology.  Dharma is currently developing products in the areas related to pain, inflammation, and nausea.  Recently, Dharma completed Phase II clinical trials for its Lidocaine iontophoresis patch drug delivery system.

EyeGate Pharma is a specialty pharmaceutical company centered in ophthalmics and focused on developing and commercializing its EyeGate® II Delivery System and formulation technologies to deliver therapeutics to the eye. Eyegate uses iontophoresis technology to deliver drugs to both the anterior and posterior tissues of the eye. EyeGate Pharma’s initial focus is on treating inflammatory conditions like uveitis, which is responsible for an estimated 10 to 15 percent of all cases of blindness in the Unites States. The company recently completed a Phase II study of its lead product candidate, EGP-437, for the treatment of anterior uveitis, a proprietary formulation of a well-studied corticosteroid, for treating severe uveitis and dry eye.

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

Becton Dickinson is engaged in developing alternative drug delivery technologies, and we may compete in the future with alternative technologies developed or acquired by Becton Dickinson. Becton Dickinson has developed drug delivery technology employing “micro-needles,” tiny needles that deliver compounds into the first few hundred microns of the skin.  This technology, which has not yet been commercialized, may compete directly with our current technology.

Patents, Intellectual Property and Proprietary Technology

The intellectual property that we own is based in large part on significant improvements we have made to our drug delivery technology during more than 20 years of research and development, ten of which were as a division of Becton Dickinson.  A significant portion of our intellectual property relates to the design and manufacture of our proprietary disposable, active transdermal patches and electronic dose controllers.

We protect our technological and marketing position in advanced transdermal drug delivery technology by filing U.S. patent applications and, where appropriate, corresponding foreign patent applications.  Our success will depend in part upon our ability to protect our proprietary technology from infringement, misappropriation, duplication and discovery.  Our policy is to apply for patent protection for inventions and improvements deemed important to the success of our business.  We have a portfolio of approximately 50 U.S. patents and 70 foreign patents.  We have approached the design and development of our active transdermal drug delivery systems with the objective of maximizing overall delivery system efficiency while addressing commercial requirements for reproducibility, formulation stability, safety, convenience and cost.  To achieve this goal, our delivery systems integrate proprietary and patented technology with commercially available, off-the-shelf components.

Iontophoresis, as a way of delivering drugs, has been well known for many years.  Our patent portfolio consists of innovations that advance basic iontophoresis technology through:

•	enabling more efficient electrode designs;

•	drug formulations that enhance iontophoresis;

•	specific transdermal patch features allowing convenient use and low manufacturing cost;

•	electronic circuitry and program algorithms improving the safety and control of medication delivery; and

•	ability to deliver specific classes of molecules not previously possible.

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

From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties in order to develop, manufacture and market our products.  If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially exploit such products may be inhibited or prevented. Additionally, we cannot be assured that any of our products or technology will be patentable or that any future patents we obtain will give us an exclusive position in the subject matter claimed by those patents.  Furthermore, we cannot be assured that our pending patent applications will result in issued patents, that patent protection will be secured for any particular technology, or that our issued patents will be valid, enforceable and provide us with meaningful protection.

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

Manufacturing

Patch Manufacturing

We have an automated manufacturing and assembly facility for pre-commercial and low-volume commercial production of LidoSite and other patches based upon our smart patch technology. With this competency in place, we have the capability of developing and manufacturing other transdermal products that we may develop.  Our facility is periodically audited and reviewed by the FDA.  The facility also practiced current Good Manufacturing Practices.

We conduct our manufacturing in a 14,000 square foot section of our 13-01 Pollitt Drive facility in Fair Lawn, New Jersey with a maximum production capacity of up to two million patches per year.  In order to manufacture the patches cost-effectively (should demand rise to exceed current maximum production capacity), we would need to increase our manufacturing efficiency through the installation of a fully paid for second manufacturing line that we expect would operate at four to five times the capacity of our current equipment.

We design, develop and maintain our own manufacturing processes, but use third parties to build the automated assembly equipment and fabricate replacement parts when necessary.  As we move to implement our revised business plan and when products become near commercialization, we will review the benefits of in-house manufacturing versus outsourcing to a “contract manufacturer.”

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

In addition, we have developed a more sophisticated prototype controller that was effectively used in the Phase I clinical trials related to infertility product and have made further improvements in conjunction with controllers that were utilized in the Phase II clinical trial.

Suppliers

Our principal suppliers are AquaMed Technologies, Inc., M&C Specialities Co. and Altron Inc. Some of these components, and other of our suppliers, are single-source.  Although we have not experienced significant production delays attributable to supply changes, we believe that, for the electrode subcomponent and hydrogel in particular, alternative sources of supply would be difficult to develop over a short period of time.  Because we do not have supply agreements and direct control over our third-party suppliers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion.  In addition, if such suppliers are unable or unwilling to deliver the necessary parts or products or if we are unable to make full payments to these suppliers on a current basis, we may be unable to redesign or adapt our technology to work without such parts or find alternative suppliers or manufacturers.  In such events, we could experience interruptions, delays, increased costs, or quality control problems.

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

Our research and development, manufacturing and distribution operations involve the use of hazardous substances and are regulated under international, federal, state and local laws governing health and safety and the environment.  We believe that our operations comply in all material respects with applicable environmental laws and worker health and safety laws; however, the risk of environmental liabilities cannot be eliminated and we cannot be assured that the application of environmental and health and safety laws to us will not require us to incur significant expenditures.

Employees

At December 31, 2009, we have a staff of 22 employees, of which 7 are part-time employees and 15 are full-time employees. Of those 22 employees, 7 are in manufacturing and process development, 3 in regulatory, quality and analytical services, 4 in research and development and 8 in administration and management. We also have two consultants currently providing services in the area of research and development and business development.  None of our employees is represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages

Investor Information

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

You should carefully consider the risks described below together with all of the other information included in this report, as well as all other information included in all other filings, incorporated herein by reference, when evaluating us and our business. If any of the following risks actually occurs, our business, financial condition, and results of operations could suffer. In that case, the price of our common stock could decline and our stockholders may lose all or part of their investment.  The risks set forth below are not the only ones facing our Company.  Additional risks and uncertainties may exist that could also adversely affect our business, operations and prospects.  If any of the following risks actually materialize, our business, financial condition, prospects and/or operations could suffer.  No inference should be drawn as to the magnitude of any particular risk from its position in the list of risk factors.

RISKS RELATED TO OUR BUSINESS

We continue to experience a severe, continuing cash shortage and without sufficient additional financing we may be required to cease operations, and this demonstrates uncertainty as to our ability to continue as a going concern.

As of December 31, 2009, our cash and cash equivalents amounted to $2.2 million. Our revenue has been de minimis, other than product development expense reimbursement from Ferring (which was discontinued in December 2009), and we have been dependent upon such reimbursement of development expenses to fund our operations.  As of December 31, 2009, our current liabilities exceeded our current assets by approximately $6.0 million, and we have approximately $2.3 million in outstanding accounts payable which are over 60 days past due.  If we do not continue to raise capital until we generate sufficient cash flow from operations to cover this working capital deficit, we may be required to discontinue or further substantially modify our business, in addition to the substantial cost cutting measures that have been implemented in the last two years.  We cannot be certain that additional financing will be available to us on favorable terms when required, if at all.  The failure to raise needed funds could have a material adverse effect on our business, financial condition, operating results and prospects.  Additionally, we face mounting claims and litigation from our vendors and other parties to which we owe money, and we do not have sufficient funds to pay such payables and/or to defend litigation which may arise from nonpayment.  These factors raise substantial doubt about our ability to continue as a going concern. The report of the independent registered public accounting firm relating to the audit of our consolidated financial statements for the year ended December 31, 2009 contains an explanatory paragraph expressing uncertainty regarding our ability to continue as a going concern because of our operating losses and our need for additional capital. Such explanatory paragraph could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any future financing that we may obtain.

We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability.

From November 2000 through December 31, 2009, we incurred net losses in excess of $214.3 million, as we have been engaged primarily in clinical testing and development activities. We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur significant losses for the foreseeable future and will endeavor to finance our operations through sales of securities and incurrence of indebtedness, of which there can be no assurance.

Ferring’s recent termination of its License and Development Agreement with us could have a material adverse effect on us.

Ferring’s recent termination of its License and Development Agreement with us presents several risks.

(i)
Advances and fundings made to us by Ferring pursuant to various Ferring agreements were our principal source of revenues since 2006.  Unless we are able to secure another source of revenues, we will be dependent upon proceeds from financings to fund our operations until alternative sources of revenue develop.

(ii)
Unless we are able to secure an alternative development partner for our drug delivery product for female infertility or are otherwise able to continue development of this product on our own, we will in all likelihood have to abandon this product line, which would likely have a material adverse effect on us both with respect to our ability to derive a stream of revenues and our ability to bring a product to market within the time frames previously anticipated by us.

(iii)
We are currently evaluating the License and Development Agreement and other agreements that we have with Ferring to determine amounts owed to Ferring, which we believe to be approximately $1.4 million.  We intend to negotiate with Ferring to repay such amounts over a period of time so as to lessen the immediate burden on our cash flow, with a further goal of terminating the senior lien and security interest that Ferring maintains on our assets.  In the event that we are unable to come to an amicable resolution of these obligations, Ferring could, among other remedies, foreclose on our assets which would have a material adverse effect on us.  In addition, a failure to come to a satisfactory resolution with Ferring could result in litigation, which may be costly, regardless of the outcome, and which could result in a substantial diversion of our financial and management resources.

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

While we have commenced development of products and believe that our technology can and should be pursued with respect to several applications that could result in commercially viable products, the process of developing drug delivery products to the point of commercial sales takes significant time and requires a substantial commitment of financial and other resources that may not be available to us for regulatory approval. We cannot assure that we will have the financial resources necessary to bring future products to market or that developments in our industry will not preclude us from expanding our commercial product line beyond LidoSite, a product that has been discontinued.  If we are unable to bring additional products to market, our entire business would be at risk, thereby increasing the risk of a business interruption or discontinuation.

We and our strategic partners may not be able to obtain FDA or foreign regulatory approval for our products in a timely manner, or at all, which could have a material adverse effect on our ability to sell and market our products.

Drug formulations and related delivery systems that we may develop in the future cannot be sold in the United States until the FDA approves such products for medical use. Similar foreign regulatory approvals will be needed in order to sell any new drug formulations and related drug delivery systems outside of the U.S.  We and our strategic partners may not be able to obtain FDA or foreign regulatory approval for our products in a timely manner, or at all. Delays in obtaining FDA or foreign approvals for our products could result in substantial additional costs to us, and, therefore, could adversely affect our ability to compete with other drug delivery companies. If we and our strategic partners do not obtain such approvals at all, our revenues may be insufficient to support continuing operations.  In addition, any failure to pay fees imposed by the FDA or foreign regulatory agencies may hinder or prevent our ability to obtain future approvals from those agencies.

We rely on single suppliers for certain key materials and components used in our smart patch delivery system, which makes us dependent on persons or events that we cannot control.

Certain raw materials and components used in the manufacture of our smart patch delivery system are available only from single suppliers. Some of those materials or components are custom-made for us and are the result of long periods of collaboration with our suppliers. The hydrogel that we use to hold the drugs in the patch and the electrode subcomponents that we use to carry current through our delivery system, for example, are both provided by single suppliers.  There are no written contracts with these suppliers. Any curtailment of the availability of such raw materials or components could be accompanied by production or other delays and could result in a material loss of sales, with resulting adverse effects on our business and operating results. In addition, because raw material sources for pharmaceutical products must generally be approved by regulatory authorities, changes in raw material suppliers may result in production delays, higher raw material costs and loss of sales, customers and market share.

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

As an organization we have had limited experience in manufacturing drug delivery systems for commercial sale. We must increase our production capabilities significantly beyond our present manufacturing capacity, which has been focused on producing small quantities of our products for clinical trial purposes, and incur significant capital expense in order to be able to produce our products in commercial volumes in a cost effective manner. The equipment and machinery that we use to manufacture the drugs and patches for our products are expensive and custom-built, and have never been used in the large-scale production of pre-filled drug delivery patches.

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

We may not be able to manufacture our products in a manner that ensures that the systems provide reproducible dosages of stable formulations of drugs for sufficient periods after manufacture. If we cannot ensure that our products have sufficient post-production shelf-life, we may be unable to produce our products in sufficient quantities to develop an economical supply chain. Accordingly, we may not be able to manage our inventory successfully.

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

We cannot assure you that any future product will ever gain broad market acceptance.

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

We may not be able to develop drug delivery products or technologies that will be marketable or enter into joint venture or licensing arrangements that will be practicable for developing products or technologies. Even if we are able to obtain rights to marketable drug delivery products or technologies, we may not be able to commercially develop them or obtain patent protection, successful clinical trial results or regulatory approval for them. Our research and development efforts may be hampered by a variety of factors, many of which are outside of our control. Sustained development failures could materially adversely impact our business.  Other options such as licensing or joint venture arrangements may also be unsuccessful and such failure could also materially adversely impact our business.

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

Most of our competitors have substantially greater financial, technical, research and other resources, are more experienced in research and development, manufacturing, pre-clinical and clinical testing, and obtaining regulatory approvals, and are larger, more established and have more collaborative partners than we do. Some of these companies have competing products that have already been approved by the FDA and foreign authorities.  In addition, those other entities may offer broader product lines and have greater name recognition than we do. Those other entities may succeed in developing competing technologies and obtaining regulatory approvals and market share more rapidly than we can. We cannot assure you that those competitors will not succeed in developing or marketing products that are more effective or more commercially acceptable than any of our future products. We cannot assure you that we will have the financial resources, technical or management expertise or manufacturing and sales capability to compete in the future.

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

In order to enhance our platform technology, strengthen our intellectual property portfolio and expand our overall market opportunity, we may seek to acquire or license rights to additional drug delivery technologies or reformulations of FDA-approved drugs that complement our core drug delivery platform. We may not be able to acquire or license such other technologies or drug reformulations on terms that are acceptable to us, if at all. Further, efforts to identify such technologies and attempts to negotiate the terms of such acquisitions or licenses may divert the attention of our management away from the internal development of new applications for our existing technologies and from the operation of our business.

We do not expect to commercialize any products for the next 24 months

We have announced that we de-emphasized our efforts away from our previously commercially available product, LidoSite.  As a result, our future efforts will be dependent upon the successful development of new products with new partners. There are no assurances that we will be successful in continuing the development of new products or entering into strategic partnership agreements for product development.  In addition, if any of these new products is not approved in a timely manner or does not gain market acceptance, it will adversely affect our business, financial condition, results of operations and future prospects.

RISKS RELATED TO OUR COMMON STOCK

Our sale of a significant number of shares of our common stock, convertible securities or warrants or the issuance or exercise of stock options could depress the market price of our stock.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market or the perception that substantial sales could occur because of our sale of common stock, convertible securities or warrants, or the issuance or exercise of stock options. These sales also might make it difficult for us to sell equity securities in the future at a time when, and at a price which, we deem appropriate.

As of December 31, 2009, we had stock options to purchase 4,293,442 shares of our common stock outstanding, of which options to purchase 2,536,134 shares were exercisable. Also outstanding as of the same date were warrants exercisable for  8,954,203 shares of common stock. Exercise of any current or future outstanding stock options or warrants could harm the market price of our common stock.

We are a controlled company and our majority shareholder may take actions adverse to the interests of other shareholders

As of December 31, 2009, Spencer Trask Specialty Group, LLC or STSG, owned approximately 84.8% of our issued and outstanding common stock on a fully diluted basis. Due to this stock ownership, we are controlled by STSG and deemed a “controlled corporation”. This control occurred as a result of the December 22, 2009 restructuring of over $20.3 million of preferred stock and senior secured debt that we owed to STSG.  STSG may take actions that conflict with the interests of other shareholders.  Due to STSG’s voting control of our common stock, STSG has substantial control over us and has substantial power to elect directors and to generally approve all actions requiring the approval of the holders of our voting stock.

We may be unable to list our Common Stock on the NASDAQ or any other securities exchange, in which case an investor may find it difficult to dispose of shares or obtain accurate quotations as to the market value of our Common Stock.

Although we may apply to list our common stock on NASDAQ or the NYSE Amex Equities in the future when and if we have stabilized our liquidity concerns, we may not be able to meet the initial listing standards, including the minimum per share price and minimum capitalization requirements, of either of those or any other stock exchange, and we may not be able to maintain a listing of our common stock on either of those or any other stock exchange. If we are unable to list our common stock on NASDAQ, the NYSE Amex Equities or another stock exchange, or to maintain that listing, we expect that our common stock will continue to trade on the OTC Bulletin Board maintained by NASDAQ, or possibly another over-the-counter quotation system or on the "pink sheets," where an investor may find it difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock.

Our common stock is considered a “penny stock” and may be difficult to sell.

Our common stock is considered to be a “penny stock” since it meets one or more of the definitions in Rule 3a51-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.  Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

As a result of our 1:15 reverse stock split in June 2008, the market for our Common Stock has been very limited and our Common Stock may continue to be difficult to sell, as well as exhibit increased price volatility, as a result of this limited market.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of the assessment by our independent registered public accountants. This requirement for management’s assessment of our internal control over financial reporting applies for our annual report for fiscal 2009 and the requirement for our auditor’s attestation will first apply to our annual report for fiscal 2010. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of the assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted. We expect to incur additional accounting related expenses associated with compliance with Section 404.

We may not be able to attract the attention of brokerage firms, which could have a material adverse impact on the market value of our Common Stock

Security analysts of brokerage firms have not provided, and may not provide in the future, coverage of our company since there is limited incentive to brokerage firms to produce research reports and recommend the purchase or sale of our common stock. To date, we have not been able to attract the attention of brokerage firms and securities analysts. The absence of such attention limits the likelihood that an active market will develop for our common stock. It also will likely make it more difficult to attract new investors at times when we require additional capital.

The trading price of our Common Stock is volatile, which could cause the value of an investment in the Company’s securities to decline.

The market price of shares of our Common Stock has been volatile. See “Market Information.”  The price of our Common Stock may continue to fluctuate in response to a number of factors, such as;

•	our cash resources and our ability to obtain additional funding;

•	announcements by us or a competitor of business developments;

•	our entry into or termination of strategic business relationships;

•	changes in government regulations; and

•	changes in our revenue or expense levels.

The occurrence of any of these events may cause the price of our common stock to fall.  In addition, the stock market in general has experienced volatility that often has been unrelated to the operating performance or financial condition of individual companies.  Any broad market or industry fluctuations may adversely affect the trading price of our Common Stock, regardless of operating performance or prospects.

ITEM 2.	PROPERTIES

We lease approximately 26,000 square feet of manufacturing, warehouse, laboratory and office space located at 13-01 Pollitt Drive in Fair Lawn, New Jersey. This lease expires in September 2011. This facility includes manufacturing space sufficient to house our current patch manufacturing and packaging equipment, and a second manufacturing line built to our specifications.  Our facility also contains prototype labs for simultaneous production of clinical supplies of multiple products, and nine additional labs for research and development and quality control purposes.  For the years ended December 31, 2009, 2008 and 2007, rent expense for the 13-01 lease was $0.4 million, $0.3 million and $0.3 million, respectively.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows except for approximately $0.8 million in accounts payable collection claims and litigation.  Unless we are able to obtain sufficient funds to commence settlement of outstanding accounts payable, these numbers of claims and litigation are likely to increase.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2009, there were no matters submitted to a vote of securities holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock became quoted on the Over the Counter Bulletin Board on May 18, 2005. The ticker symbol for our common stock is "VYTR.OB". As of March 23, 2010, there were 1,150 stockholders of record of our common stock. The following table shows the range of high and low bid prices for our common stock as reported by the OTC Pink Sheets and the OTC Bulletin Board, as the case may be, for each quarter since the beginning of 2008. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

	High	Low
Year Ended December 31, 2009:
First Quarter	$0.28	$0.10
Second Quarter	0.28	0.10
Third Quarter	0.75	0.11
Fourth Quarter	1.40	0.26

Year Ended December 31, 2008:
First Quarter	$10.05	$2.25
Second Quarter	4.80	1.65
Third Quarter	2.00	0.35
Fourth Quarter	0.87	0.20

Equity Compensation Plan Information

The following table provides information regarding options outstanding as of December 31, 2009.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders:
Vyteris Holdings 2005 Stock Option Plan	193,460	$2.11	-

Equity Compensation Plans Not Approved by Stockholders:
Vyteris Holdings 2005 Stock Option Plan (1)	2,834,608	$2.11	2,423,424
Outside Director Stock Incentive Plan (1)	1,265,374	$0.92	1,317,959

Total	4,293,442	$1.76	3,741,383

(1)
For further information regarding the Vyteris Stock Option Plan and the Outside Director Stock Incentive Plan, see Note 14 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

The following selected consolidated financial data as of and for the year ended for each year presented has been derived from our consolidated financial statements for each of the years in the five-year period ended December, 31, 2009. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data:

	Years Ended December 31,
	2009	2008	2007	2006	2005
Revenues:
Product development revenue	$1,913,080	$2,833,217	$2,659,408	$2,313,527	$1,723,380
Licensing and other revenue	2,647,629	317,179	124,679	150,583	485,626
Total revenues	4,560,709	3,150,396	2,784,087	2,464,110	2,209,006

Costs and expenses:
Cost of sales	—	103,490	1,490,847	240,714	3,407,702
Research and development	2,895,691	6,269,636	8,956,962	8,080,228	8,922,600
General and administrative	2,796,763	(125,155)	15,369,243	6,648,813	5,720,237
Sales and marketing	—	175,507	6,251,362	1,121,261	—
Facility realignment and impairment of fixed assets	177,831	2,565,434	82,637	192,850	2,134,308
Non-cash warrant expense – financial consultants	—	81,592	17,115,000	—	—
Registration rights penalty	215,988	260,897	260,184	260,184	1,620,764
Total costs and expenses	6,086,273	9,331,401	49,526,235	16,544,050	21,805,611

Loss from operations	(1,525,564)	(6,181,005)	(46,742,148)	(14,079,940)	(19,596,605)

Interest (income) expense:
Interest income	(552)	(42,984)	(210,359)	(93,435)	(74,549)
Interest expense to related parties	1,451,728	1,570,054	2,208,557	1,767,885	2,221,707
Interest expense	169,610	377,942	1,790,197	3,742,612	,808,828
Interest expense, net	1,620,786	1,905,012	3,788,395	5,417,062	5,955,986

Other expenses:
Non-cash debt extinguishment	35,909,507	—	6,724,523	382,781	—
Non-cash modification of redeemable preferred stock terms	—	—	3,680,000	—	—
Gain on settlement of lease obligations	(1,953,977)	—	—	—	—
Gain on settlement of registration rights penalty	(1,385,017)	—	—	—	—
Revaluation of warrant liability	294,668	—	10,341,408	837,764	—
Total other expenses	32,865,181	—	20,745,931	1,220,545	—

Loss before benefit from state income taxes	(36,011,531)	(8,086,017)	(71,276,474)	(20,717,547)	(25,552,591)

Benefit from state income taxes	2,071,168	61,777	463,786	466,887	291,722
Net loss	$(33,940,363)	$(8,024,240)	$(70,812,688)	$(20,250,660)	$(25,260,869)

Net loss per common share:
Basic and diluted	$(3.77)	$(1.14)	$(13.28)	$(11.79)	$(19.64)

Weighted average number of common shares:
Basic and diluted	9,002,816	7,032,288	5,333,834	1,718,019	1,286,257

Consolidated Balance Sheet Data:

	Years Ended December 31,
	2009	2008	2007	2006	2005

Cash and cash equivalents	$2,173,039	$222,821	$1,716,671	$2,171,706	$826,177
Working capital (deficit)	(6,020,470)	(11,538,154)	(11,711,577)	(17,507,369)	(6,321,984)
Total assets	2,632,946	1,053,812	3,225,701	4,258,644	6,212,763
Total liabilities	11,385,273	32,303,871	26,350,736	34,826,923	23,723,514
Total stockholders’ equity (deficit)	(8,752,327)	(31,250,059)	(23,125,035)	(30,568,279)	(17,510,751)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

Vyteris, Inc. (formerly Vyteris Holdings (Nevada), Inc.; the terms “Vyteris”, “we”, “our”, “us” and the “Company” refer to each of Vyteris, Inc. incorporated in the State of Nevada, its subsidiary, Vyteris, Inc. (incorporated in the State of Delaware) and the consolidated company) has developed and produced the first FDA-approved electronically controlled transdermal drug delivery system that transports drugs through the skin comfortably, without needles. This platform technology can be used to administer a wide variety of therapeutics either directly into the skin or into the bloodstream. We hold approximately 50 U.S. and 70 foreign patents relating to the delivery of drugs across the skin using an electronically controlled “smart patch” device with electric current.

Our Technology

Our active transdermal drug delivery technology is based upon a process known as electrotransport, or more specifically iontophoresis, the ability to transport drugs, including peptides, through the skin by applying a low-level electrical current. Our active patch patented technology works by applying a charge to the drug-holding reservoir of the patch. This process differs significantly from passive transdermal drug delivery which relies on the slow, steady diffusion of drugs through the skin. A significantly greater number of drugs can be delivered through active transdermal delivery than is possible with passive transdermal delivery.  Our technology can also be used in conjunction with complementary technologies to further enhance the ability to deliver drugs transdermally.

Market Opportunity

We believe there are a significant number of pharmaceutical drugs with substantial annual sales for which the patents are due to expire by 2012. Based on our analysis, there are currently a significant number of these and other FDA-approved drugs that may be relatively easily formulated for transdermal delivery and thus made eligible for new patent protection. We believe that the application of our novel drug delivery technologies to such existing therapeutics is an attractive means of prolonging the commercial viability of many currently marketed drugs.

Liquidity

On December 31, 2009, our cash position was $2.2 million, and we had a working capital deficit of $6.0 million. There is substantial doubt about our ability to continue as a going concern. We implemented several cost reduction measures in 2009, including headcount and salary reductions, reducing the level of effort spent on research and development programs, general decrease in overhead costs and renegotiation of our cost structures with our vendors. In December 2009, Ferring discontinued its collaborative effort with us for our joint infertility project, and we are currently assessing our ownership rights in and feasibility ofcontinuing this project on our own.

In March 2009, we sold (and then leased-back) our PMK 150 patch manufacturing machine to Ferring for $1.0 million, of which $0.5 million was made available to us to assist in funding operations.  On October 30, 2009, the Company issued 3,000,000 shares of its common stock and 3,000,000 warrants to purchase its common stock to an investor in a private placement transaction for a purchase price of $0.6 million.  In December 2009, we converted over $20.3 million of secured indebtedness and preferred stock into our common stock, and we received a net cash payment of $2.1 million from the sale of our State of New Jersey income tax credits resulting from our net operating losses.  In January 2010, we raised over $1.1 million through the sale of senior secured convertible debentures and warrants.

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

Business Model

Our long term viability is linked to our ability to successfully pursue new opportunities with products that can be delivered by means of our smart patch technology, such as those facing patent expiration. In addition to extended patent and clinical usage, our platform may also be a useful tool for pharmaceutical and biotechnology companies to reduce their research and development investment and protect their brands against generics.  Based upon these tenets, our business model for achieving corporate growth focuses on three areas:  commercialization and revenue-development strategies, technology initiatives and acquisition opportunities.  By focusing on all three areas in 2010, we seek to expand our capabilities to generate revenues over the next several years.

Our commercialization strategy is to develop near-term and future market opportunities utilizing FDA-approved and marketed drugs (primarily peptides and small molecule drugs) with our proprietary delivery technology. By targeting compounds that may qualify for accelerated development and regulatory pathways such as those implemented under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, we strive to develop and commercialize products that can reach the market faster and at a reduced cost than the traditional development and regulatory approval processes for new drugs.

Technology initiatives are also under way to expand our drug delivery capabilities so that we may be able to utilize our technology for a wider variety of pharmaceutical applications.  We are also looking for growth opportunities through the acquisition of a late development-stage or revenue-generating complementary business. We believe that there may be small private drug development and delivery companies that would have an interest in the benefits of becoming part of a public company, such as Vyteris, including access to the capital markets as a public company and stockholder liquidity.

Given the December 2009 termination by Ferring of its joint collaborative infertility project with us, we are reevaluating our business strategy.  We look to continue to streamline our operations and focus our resources on a narrow breadth of projects geared to determine viability and/or sale and license of our current in-house projects.  We will also evaluate a finite number of licensing and/or acquisition opportunities in an effort to bring in a technology or product which is closer to commercialization, such as a complementary technology appropriate for Phase III testing.  Our business plan will continue to evolve over the next few fiscal quarters as we evaluate in-house projects as well as review appropriate outside opportunities.

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

Our Approach to Iontophoresis

We have developed a proprietary technology encompassing a series of significant improvements to drug formulation and commercial manufacturing.  We used this technology with our first product LidoSite, and are currently in various stages of testing this technology to deliver peptides and small molecules. Many of our innovations center on the way we approach designing and formulating electronically controlled drug delivery patches.  Our patches are pre-filled with the proper dosage of drug during the manufacturing process.  They are designed to be disposable after a single application and are discreet in appearance.  Further, we designed our patches so that they can be quickly and cost-effectively mass-produced using automated manufacturing processes.

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

Significant Accounting Policies

Our discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in Note 2 to the consolidated financial statements which form a part of this Form 10-K. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported revenues and expenses during the period.

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

Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where we have an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized into license fees in the statement of operations over the term of the performance obligation. Subsequent milestone payments received are either recognized immediately or ratably, over a development period, depending on the nature of the milestone collaborative agreement terms and accounting guidance for collaborative transactions.

 Accrued Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate certain expenses. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated expenses for which we accrue include professional service fees, contract service fees and fees paid to contract research organizations in connection with the conducting of clinical trials. Our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. In the event that we do not identify certain costs which have begun to be incurred or we under-estimate or over-estimate the level of services performed or the costs of such services for a period, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often estimated. We make these estimates based upon the facts and circumstances known to us in accordance with accounting principles generally accepted in the United States of America.

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

In considering the fair value of the underlying stock when we grant options or restricted stock, we consider several factors, including third party valuations and the fair values established by market transactions. Stock-based compensation includes estimates of when stock options might be exercised, forfeiture rates and stock price volatility. The timing for exercise of options is out of our control and will depend, among other things, upon a variety of factors, including our market value and the financial objectives of the holders of the options. We have limited historical data to determine volatility in accordance with Black-Scholes-Merton modeling or other acceptable valuation models under ASC 718-10 and ASC 505-50. In addition, future volatility is inherently uncertain and the valuation models have its limitations. These estimates can have a material impact on stock-based compensation expense in our consolidated statements of operations but will have no impact on our cash flows. Therefore determining the fair value of our common stock involves significant estimates and judgments.

Deferred Financing and Other Debt-Related Costs

Deferred financing costs are amortized over the term of its associated debt instrument.  We evaluate the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist.  We allocate the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with ASC 470-20-25 (formerly APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”).  The fair value of the warrants issued to note holders or placement agents are calculated utilizing the Black-Scholes-Merton option-pricing model.  We amortize the resultant discount or other features over the terms of the notes through its earliest maturity date using the effective interest method. Under this method, interest expense recognized each period will increase significantly as the instrument approaches its maturity date.  If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated.  Our debt instruments do not contain any embedded derivatives at December 31, 2009.

Recently Issued Accounting Standards

In December 2007, ASC 808-10 (formerly EITF Issue No. 07-1, “Accounting for Collaborative Arrangements”) was issued.  ASC 808-10 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The provisions of ASC 808-10 have been adopted in 2009. ASC 808-10 has had no impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued ASC 820-10 (formerly FASB Statement 157, “Fair Value Measurements”). ASC 820-10 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  ASC 820-10 applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, ASC 820-10 does not require any new fair value measurements.  However, for some entities, the application of ASC 820-10 will change current practice.  The changes to current practice resulting from the application of ASC 820-10 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  The provisions of ASC 820-10 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company adopted ASC 820-10 effective January 1, 2008 for financial assets and the adoption did not have a significant effect on its financial statements.  The Company has adopted the remaining provisions of ASC 820-10 beginning in 2009. The adoption of ASC 820-10 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2008, the FASB ratified ASC 815-40-25 (formerly EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock”). ASC 815-40-25 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of ASC 815-40-25, results in the instruments no longer being considered indexed to the company's own stock.  On January 1, 2009, the Company adopted ASC 815-40-25 and re-evaluated its issued and outstanding warrants that contain a strike price adjustment feature. The Company reclassified certain warrants from equity to a derivative liability and used the Black-Scholes-Merton valuation model to determine the fair market value of the warrants. Upon adoption on January 1, 2009, the Company calculated the impact and the amount was found to be de-minims. As of December 31, 2009, the Company recorded a $0.3 million loss in the consolidated statement of operations due to the increase in the fair value of 5,080,160 of its issued warrants that contain such anti-dilution provisions using the Black-Scholes-Merton option-pricing model.

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105), (formerly SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

Effective for the interim reporting period ending June 30, 2009, the Company adopted two new accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities as codified in ASC 820-10-65 (formerly FASB Staff Position Financial Accounting Standard 107-1 and Accounting Principles Board 28-1 and “Interim Disclosures about Fair Value of Financial Instruments”. ASC 820-10-65 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 820-10-65 requires related disclosures in summarized financial information at interim reporting periods. ASC 820-10-65 was effective for the interim reporting period ending June 30, 2009. The adoption of ASC 820-10-65 did not have a material impact on the Company’s consolidated financial statements.

In November 2008, the SEC issued for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). Under the proposed roadmap, we could be required in fiscal 2014 to prepare financial statements in accordance with IFRS. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements and we will continue to monitor the development of the potential implementation of IFRS.

Changes in Consolidated Results of Operations
	Years Ended December 31,
	2009 vs. 2008	2008 vs. 2007	2007 vs. 2006

Revenues	$1,410,313	$366,309	$319,977
Cost of sales	(103,490)	(1,387,357)	1,250,133
Research and development	(3,373,945)	(2,687,326)	876,734
General and administrative	2,921,918	(15,494,398)	8,720,430
Sales and marketing	(175,507)	(6,075,855)	5,130,101
Impairment of fixed assets	(2,387,603)	2,482,797	(110,213)
Non-cash warrant expense consultants	(81,592)	(17,033,408)	17,115,000
Registration rights penalty	(44,909)	713	-
Loss from operations	(4,655,441)	(40,561,143)	32,662,208
Interest expense, net	$(284,226)	$(1,883,383)	$(1,628,667)

Comparison of the Years Ended December 31, 2009 and 2008

Revenues

Revenues were $4.6 million for the year ended December 31, 2009, compared to $3.2 million for the comparable period in 2008, an increase of 44.8% or $1.4 million. Our revenues for the years ended December 31, 2009 and 2008 were primarily derived from reimbursement of product development costs by Ferring.

Revenues from the development and marketing agreement with Ferring (which was terminated in late December 2009) were $1.9 million for the year ended December 31, 2009, compared to $2.8 million for the comparable period in 2008, a decrease of 32.2% or $0.9 million. This decrease is primarily attributable to reduced patch development and wear studies cost reimbursements upon the initiation of a Phase II clinical trial in the second quarter of 2009.

Other revenue was $2.6 million for the year ended December 31, 2009, compared to $0.3 million for the comparable period in 2008, an increase of 704.0 % or $2.3 million.  Upon Ferring’s termination, we recognized previously deferred revenue of $2.6 million resulting from milestone payments. Ferring was our sole source of revenues in 2009 and 2008. We continue to seek other revenue sources; however, we cannot predict when and if we will be able derive new revenue sources in the near future or at all.

Cost of Sales

We did not incur costs of sales for the year ended December 31, 2009; however, we did incur cost of sales of $0.1 million for the comparable period in 2008.

Research and development

Research and development expenses were $2.9 million for the year ended December 31, 2009, compared to $6.3 million for the comparable period in 2008, a decrease of 53.8% or $3.4 million. The decrease is primarily attributable to cost reduction initiatives implemented in 2009 consistent with our management’s strategy to reduce operating expenses and a decrease in patch development and wear studies for our infertility project upon the initiation of a Phase II clinical trial in the second quarter of 2009.

General and administrative

General and administrative expenses totaled $2.8 million for the year ended December 31, 2009, compared to $(0.1) million for the comparable period in 2008, an increase of 2334.6% or $2.9 million. The primary reason for the increase is due to the 2008 impact of ASC 718-10 and ASC 505-50 (formerly SFAS No. 123 (revised 2004), "Shared-Based Payment"), which requires us to measure the fair value of all employee performance share-based payments that vest as an operating expense. General and administrative expenses, for the year ended December 31, 2008 includes a non-cash (credit) of $(7.2) million, related to the issuance of stock options to employees. The credit in stock option expenses resulted from the forfeiture of unvested performance based stock options, previously granted to Tim McIntyre, our former CEO, upon his resignation on March 21, 2008 and Anthony Cherichella, our former CFO, upon his resignation on April 18, 2008, which resulted in the reversal of previously recognized expenses related to such options. Without giving effect to the non-cash (credit) general and administrative expenses would have totaled $7.1 million for the year ended December 31, 2008, which would have yielded a decrease of 60.5% or $4.3 million for 2009 over 2008.  The decrease in general and administrative expenses as compared to the comparable period in the prior year is primarily attributable to a decrease in overhead, legal, consulting costs and personnel costs, which include salary, benefits and severance, consistent with management’s strategy to reduce operating expenses.

Sales and marketing

We did not incur sales and marketing expenses in for the year ended December 31, 2009, compared to incurring $0.2 million of expenses for the year ended December 31, 2008, a decrease of 100% or $0.2 million. The limited expenses for sales and marketing in 2008 were residual costs from the discontinued LidoSite product.

Facilities realignment and impairment of fixed assets

Expenses for facilities realignment and impairment of fixed assets were $0.2 million for the year ended December 31, 2009, compared to $2.6 million for the year ended December 31, 2008. In the first quarter of 2008, we consolidated all of our operations (including offices) into the 13-01 Pollitt Drive facility and recorded a facilities realignment impairment expense of $2.5 million. On September 30, 2009, we entered into a Settlement and Release Agreement with the landlord of the 17-01 Pollitt Drive facility.   For discussion of the disposition of this lease, refer to gain on settlement of lease obligations below.

Registration Rights Penalty and Gain on Settlement of Registration Rights Penalty

The registration rights penalty for failure to register common stock totaled $0.2 million for the year ended December 31, 2009 and $0.3 million for the year ended December 31, 2008. In connection with our private placement transactions in September 2004, we filed a registration statement with the SEC relating to the resale of shares of our common stock.  Since the SEC did not declare that registration statement effective by February 25, 2005, we became obligated to pay a registration rights penalty to certain stockholders. The registration statement was declared effective on May 12, 2005, resulting in a cumulative obligation to pay liquidated damages of approximately $1.4 million, payment of which would have materially adversely affected our financial condition and ability to remain in business. In addition, we were obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable, and there was no cap on the amount of interest to be so accrued.

On October 30, 2009, we entered into an Amendment and Waiver (“Amendment”) to the Registration Rights Agreement dated September 29, 2004 among the Company, Spencer Trask Ventures, Inc., a related party, Rodman & Renshaw, LLC, and various shareholders. The Amendment required us to compensate investors for registration rights penalties incurred of approximately $2.6 million. We issued 1,250,000 restricted shares of our common stock with a fair value of $0.8 million and warrants to purchase up to 1,250,000 restricted shares of our common stock at an exercise price of $0.75 per share with an expiration date of October 30, 2012 in order to settle the accrued liquidated damages. The fair value of warrants issued to purchase our common stock was estimated to be $0.4 million using the Black-Scholes-Merton pricing model.  We recorded a non-cash gain on settlement of registration rights penalty of $1.4 million in the consolidated statement of operations for the year ended December 31, 2009.

Interest (income) expense, net

Interest (income) expense, net, was $1.6 million for the year ended December 31, 2009, compared to $1.9 million in 2008 a decrease of 14.9% or $0.3 million. This decrease is primarily attributable to non-cash interest expense. Non-cash interest expense totaled $1.5 million for the year ended December 31, 2009 as compared to $0.2 million for the year ended December 31, 2008.  Coupon and other interest expense totaled $0.1 million for the year ended December 31, 2009 as compared to $1.7 million for the year ended December 31, 2008.

Gain on settlement of lease obligations

On September 30, 2009, we entered into a Settlement and Release Agreement with 17-01 Pollitt Drive, L.L.C. with respect to our former leasehold at 17-01 Pollitt Drive. The settlement calls for us to pay the Landlord $0.5  million, which is evidenced by the issuance of a five year interest only balloon note with interest accruing at the rate of 6% per year.  In exchange the landlord released us from our obligations under the lease (for which we recorded a liability of $2.5 million upon abandonment of the lease facility in 2007) resulting in a gain of $2.0 million for the year ended December 31, 2009 in the consolidated statement of operations.

Non-cash debt extinguishment

In connection with the December 24, 2009 restructuring agreement with STSG and affiliated entities, we performed an evaluation of the conversion of approximately $20.3 million of convertible debt and Series B Convertible Mandatorily Redeemable Preferred stock, including accrued and unpaid interest and dividends, into our common stock, pursuant to rules governing accounting for induced conversions of debt, (ASC 470-20). We determined that as a result of a change in the conversion price of convertible debt and preferred stock from $22.50 per share to $0.40 per share, STSG received an incentive to induce conversion of these instruments into our common stock.  Accordingly, as of the year ended December 31, 2009, we have recorded a non-cash charge of approximately $35.9 million related to the difference in fair value (based on quoted market prices at the date of the conversion) of the incremental shares received by STSG as a result of the restructuring.

Revaluation of warrant liability

As of December 31, 2009, we performed an evaluation to determine whether our equity-linked financial instruments (or embedded features) are indexed to our stock, including evaluating the instruments contingent exercise and settlement provisions in accordance with ASC Topic 815-10.  This requirement affects the accounting for our warrants that protect holders from a decline in the stock price (or “down-round” provisions). As of December 31, 2009, we recorded a $0.3 million loss in the consolidated statement of operations due to the increase in the fair value of 5,080,160 of our issued warrants that contain such anti-dilution provisions using the Black-Scholes-Merton option-pricing model.

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

General and administrative

General and administrative expenses totaled $(0.1) million for the year ended December 31, 2008, compared to $15.4 million for the comparable period in 2007, a decrease of 100.8% or $15.5 million. The primary reason for the decrease is due to the impact of ASC 718-10 and ASC 505-50 (formerly SFAS No. 123 (revised 2004), "Shared-Based Payment"), which requires us to measure the fair value of all employee share-based payments that vest as an operating expense. General and administrative expenses, for the year ended December 31, 2008, includes a non-cash (credit) of $(7.2) million, related to the issuance of stock options to employees. The credit in stock option expenses resulted from the forfeiture of unvested performance based stock options, previously granted to Tim McIntyre, our former CEO, upon his resignation on March 21, 2008 and Anthony Cherichella, our former CFO, upon his resignation on April 18, 2008, which resulted in the reversal of previously recognized expenses related to such options. Without giving effect to the non-cash (credit) general and administrative expenses would have totaled $7.1 million for the year ended December 31, 2008, a decrease of 53.9% or $8.0 million as compared to the comparable period in the prior.  The decrease in general and administrative expenses as compared to the comparable period in the prior year is primarily attributable to a decrease in investor relations and reduced legal, consulting costs and personnel costs, which include salary, benefits and severance, consistent with management’s strategy to reduce operating expenses.

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

Facilities realignment and impairment of fixed assets

Expenses for facilities realignment and impairment of fixed assets were $2.6 million for the year ended December 31, 2008, compared to $0.1 million for the year ended December 31, 2007.  In 2008, due to the de-emphasis of the LidoSite product in December 2007, in 2008 we consolidated all operations (including offices) that was in our 17-01 Pollitt Drive facility, into the 13-01 Pollitt Drive facility. We have accordingly recognized the present value of future lease costs of $2.5 million and impairment of fixed assets of $0.1 million in facilities realignment costs in the consolidated statement of operations in the year ended December 31, 2008.

Non-cash warrant expense – financial consultants

Non-cash warrant expense – financial consultants totaled $0.1 million for the year ended December 31, 2008 compared to $17.1 million in the comparable period in 2007, a decrease of 99.5% or $17.0 million.  In July 2007, we entered into various financial consulting agreements, whereby 700,000 warrants were collectively issued to consultants to purchase stock, all of which carry a five year term and an exercise price of $22.50 per share.  In September 2008, we amended previously issued warrants issued to financial consulting for additional consulting and investor relation services.  Management expensed the estimated fair value of these warrants, $0.1 million and $17.1 million in the year ended December 31, 2008 and 2007, respectively, using the Black-Scholes-Merton option-pricing model.

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

Non-cash modification of redeemable preferred stock terms

In August 2007, we agreed to reduce the conversion price of the Series B convertible redeemable preferred stock from $53.70 per share to $22.50 per share owned by the Spencer Trask Specialty Group, LLC or STSG, a related party, and its affiliates. This agreement was in consideration of STSG deferring mandatory redemption from March 1, 2006 to June 1, 2009. Since we accounted for the Series B convertible redeemable preferred stock as “mezzanine debt,” we concluded that an evaluation of the amended terms should be performed pursuant to ASC 820 (formerly EITF No. 06-06). In accordance with this evaluation, we concluded the amendment resulted in a substantial difference as defined in ASC 820 (formerly EITF No. 06-06)., and accordingly recorded a non-cash charge of $3.7 million to the consolidated statement of operations in year ended December 31, 2007.

Liquidity and Capital Resources

The consolidated financial statements have been prepared assuming that we will continue as a going concern; however, at our current and planned rate of spending, we believe that our cash and cash equivalents of $2.2 million, as of December 31, 2009, are not sufficient to allow us to continue operations without additional funding. Especially given the current economic climate, no assurance can be given that we will be successful in arranging additional financing needed to continue the execution of our business plan, which includes the development of new products.

In December 2009, we converted over $20.3 million of secured indebtedness and preferred stock into our common stock, as well as received a net cash payment of $2.1 million from the sale of our State of New Jersey net operating losses.  In February 2010, we raised over $1.1 million through the sale of senior secured convertible debentures. Nonetheless, subsequent financings will be required to fund our operations, fund research and development for new products, repay past due payables and pay debt service requirements. In December 2009, Ferring discontinued our collaborative effort for the infertility project.  Since February 2006, our primary source of revenue had been the receipt of milestone payments and reimbursement of research and development expense from our former collaborative partner, Ferring.

No assurance can be given that we will be successful in procuring the further financing needed to continue the execution of its business plan, which includes the development of new products. Failure to obtain such financing will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on our financial position and results of operations. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern.

On December 31, 2009, our cash position was $2.2 million, and we had a working capital deficit of $6.0 million. There is substantial doubt about our ability to continue as a going concern.

Cash flows from operating activities

For the year ended December 31, 2009, we had $1.0 million of net cash provided by operating activities, as compared to using $7.6 million of net cash used in operating activities during 2008, a decrease in net cash used of $8.5 million, or 112.5%. The principal factors in both years were our net loss and non-cash items.  During 2009, we had a net loss of $33.9 million partially offset by $31.5 million of non-cash items and $3.4 million of other items resulting in net cash provided by operating activities of $1.0 million. During 2008, we had a net loss of $8.0 million partially offset by $0.6 million of non-cash items and $(1.0) million of other items resulting in net cash used in operating activities of $7.6 million.  Non-cash items for 2008 include depreciation and amortization of $0.3 million, net stock based compensation charges of $(4.1) million, amortization of note discount of $0.2 million, accrued registration rights penalty of $0.3 million, impairment of fixed assets and accrued facilities realignment costs of $2.6 million and other non-cash items of $0.1 million.  Consistent with management’s strategy to reduce operating expenses in 2009, we reduced our operating costs to better align with the cash received from operations.

Cash flows from investing activities

For the year ended December 31, 2009 net cash in investing activities provided $0.1 million, as compared to net cash provided by investing activities during 2008 of $0.2 million, a decrease of approximately $0.05 million, or 28.6%.  During 2009, the cash provided by investing activities is primarily related to the corresponding net reduction in our restricted cash with respect to rental payments to our landlord by $0.1 million.

For the year ended December 31, 2008 net cash in investing activities provided $0.2 million, as compared to net cash used in investing activities during 2007 of $0.1 million, an increase of $0.3 million, or 240.8%.  During 2008, the increase in cash provided by investing activities is primarily related to the corresponding decrease in our restricted cash with respect to rental payments to our landlord by $0.2 million.

Cash flows from financing activities

For the year ended December 31, 2009, our financing activities provided us with $0.8 million of net cash, as compared to $5.9 million of net cash during 2008, a decrease of $5.0 million or 85.6%.  During the year ended December 31, 2009, we raised $0.6 million in net proceeds from private placements of common stock, $0.5 million in net proceeds from purchase of equipment by Ferring and repaid $0.3 million of the 2009 Promissory Note due to STSG.

For the year ended December 31, 2008, our financing activities provided us with $5.9 million of net cash, as compared to $21.2 million of net cash during 2007, a decrease of $15.3 million or 72.3%.  During the year ended December 31, 2008, we raised $1.8 million in net proceeds from private placements of common stock, $2.8 million in net proceeds from incurrence of a milestone advance from Ferring, $1.8 million in net proceeds from the exercise of warrants and offset by a repayment of $.05 principal amount of a senior secured convertible promissory note.

Financing Events in 2007, 2008 and 2009

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

During the same period, we also raised $13.8 million pursuant to which we issued to investors a total of 613,111 shares of common stock at a purchase price of $22.50 per share. The subscribers were also issued warrants to purchase our common stock in an equal amount to the number of shares purchased. Those investor warrants bear a three year term and have an exercise price of $45.00 per share, and contain a mandatory exercise provision at our election should the market price of our common stock be at least $60.00 for 20 consecutive trading days. In connection with this financing, we paid a finder’s fee to Ramp International, Inc. (“Ramp”), as assignee from Wolverine, in the amount of $1.4 million, representing 10% of the gross proceeds raised. Net proceeds were $12.4 million, with finder’s fees and other legal costs of $1.4 million recorded as a reduction of equity as a cost of the transaction.

February 2008 Private Placement

In February of 2008, we raised a total of $1.8 million in a private placement pursuant to which we issued to investors a total of 600,000 shares of common stock at a purchase price of $3.00 per share (“February 2008 Financing”).  The investors were issued warrants to purchase our common stock in an amount equal to two times the number of shares purchased, or 1,200,000 total warrants.  Those investor warrants bear a five year term and have an exercise price of $3.00 per share, and contain a mandatory exercise provision at our election should the market price of our common stock be at least $4.50 for 20 consecutive trading days. In connection with the February 2008 Financing, we paid a finders fee to Ramp in the amount of $0.2 million, representing 10% of the gross proceeds raised. Ramp reinvested its cash fee in the February 2008 Financing and received 60,000 shares of common stock and 120,000 warrants. Net proceeds (after reinvestment of the cash finder’s fee) were $1.8 million, with no legal or other professional fees attributed thereto as offering costs.

Working Capital Facility

On February 23, 2007, STSG loaned us an additional $0.4 million in aggregate principal amount in the form of a senior secured promissory note subject to the terms of its Working Capital Facility with STSG, which was originally put into place in September 2004. As of December 31, 2009, the Working Capital Facility had been terminated.

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

Milestone Advance from Ferring

Effective July 9, 2008, Ferring advanced a $2.5 million payment which would otherwise be due to us from Ferring should they elect to proceed with Phase II Clinical Trials (“Phase II”) as described in the License and Development Agreement dated as of September 27, 2004 (as heretofore amended, the “License Agreement”.)  The $2.5 million was advanced in the form of a loan, and we issued a $2.5 million principal amount secured note (“Note”) to Ferring. The Note was satisfied in March 2009.

On December 16, 2008, Ferring loaned us an additional $0.2 million in the form of a promissory note issued by us to Ferring which was satisfied in March 2009.

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

Ferring also agreed to buy our PMK 150 machine for $1.0 million, of which $0.5 million was paid at closing (half to satisfy outstanding senior secured convertible debentures due to Ferring) and $0.3 million was paid on May 14, 2009 (part to satisfy accrued and unpaid interest on loans from Ferring) and which has been leased back to us at a rental amount of $1,000 per month. We account for the lease of the PMK 150 machine as an operating lease and are recognizing the deferred gain on the sale of the machine over the 10 year lease. We also granted Ferring a one year option to purchase our PMK 300 machine at a price to be negotiated in good faith.

Termination of Ferring Agreement

On December 21, 2009, we received notice from Ferring of its termination of the License and Development Agreement by and between us and Ferring (“Agreement”), effective 30 days from the date of the notice.

Pursuant to the Agreement, upon a termination by Ferring the following disposition of intellectual property associated with the Agreement shall occur:

a)
all licenses and other rights granted to the Company shall, subject to the continued payment to Ferring of certain royalty payments under the Agreement, be converted to and continue as exclusive, worldwide irrevocable, perpetual, sub-licensable licenses to develop, make, have made, use, sell, offer to sell, lease, distribute, import and export the Product;

b)	all licenses and other rights granted to Ferring under the Agreement shall be terminated as of the effective date of the termination,

c)
Ferring shall grant to the Company an irrevocable, perpetual, exclusive, royalty-free, sub-licensable license to practice certain intellectual property jointly developed under the Agreement with respect to the iontophoretic administration of infertility hormone;

d)
Ferring shall cease to use and shall assign to us all of its right, title and interest in and to all clinical, technical and other relevant reports, records, data, information and materials relating exclusively to the Product and all regulatory filings (including any NDA, 510(k) or similar regulatory filing) relating exclusively to the Product and provide to us one copy of each physical embodiment of the aforementioned items within thirty (30) days after such termination; and

e)
Ferring shall cease to use any Know-How, Information or Materials arising under this Agreement to the extent such Know-How, Information or Materials is owned by Ferring shall promptly return to us all such materials.

We are currently evaluating the Agreement and its amendments to determine amounts owed to Ferring under the March 2009 financing arrangement, which we believe to be approximately $1.4 million, and resolution of Ferring’s liens on our assets. As per the Transaction Agreement with Ferring in March 2009, Ferring retains a first lien on our assets with respect to the amounts we owe to them. We are currently performing an assessment of the possibility of continued development of the Phase II product in compliance with the Agreement. The Company recognized approximately $1.9 million of revenue from Ferring related to the development agreement for the year ended December 31, 2009 and $2.8 million for the year ended December 31, 2008.

As a result of the agreement, the Company has no continuing obligations with respect to the Ferring license, and accordingly, the Company recognized any remaining deferred revenue from the $2.5 million and other milestone payments, which resulted in recognition of $2.6 million of license revenue for the year ended December 31, 2009, related to the cumulative licensing payments under the Ferring License and Development Agreement.

October 30, 2009 Private Placement

On October 30, 2009, we issued 3,000,000 shares of our common stock and 3,000,000 warrants to purchase its common stock to an investor for a purchase price of $0.6 million in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933. The warrants are exercisable into shares of our common stock at an exercise price of $0.20 per share, and bear a term of five years from the date of closing.  The warrants contain a cashless exercise provision and “full ratchet” anti-dilution provisions. We paid fees in the amount of $0.1 million and issued a total of 1,200,000 warrants allocated as follows: (i) 600,000 warrants representing 20% of the common stock issued to investors and (ii) 600,000 warrants representing 20% of the warrants issued to investors in connection with this private placement recorded as a reduction of equity as a cost of the transaction. All warrants issued contain terms identical to the terms of the warrants issued to the investors.

Proceeds from previously approved sale of State of New Jersey net operating tax losses

On December 23, 2009, we consummated a non-dilutive capital raise in the net amount of $2.1 million. The State of New Jersey approved the sale of our prior year’s state net operating tax losses and research tax credits through the New Jersey Economic Development Authority (NJEDA). The funding will be used for operations and capital expenditures in accordance with rules, regulations and stipulations set forth by the New Jersey program.

Cash Position

See “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition And Results of Operations” for information on our cash position.

Amended Restructuring Agreement with Spencer Trask Specialty Group, LLC

On December 24, 2009, as part of our strategy to restructure our balance sheet, we entered into an Amendment to the Restructuring Agreement with Spencer Trask Specialty Group, LLC and certain affiliated entities (“STSG”).

The principal terms of the Amended Agreement are as follows:

1.
The principal amount of all indebtedness and accrued and unpaid interest thereon and stated value of the Series B Preferred Stock owed by us to STSG in excess of $2.0 million ($2.0 million amount is defined as the “Remaining Debt”) which includes the January 2006 Promissory Note, the 2006 Promissory Notes, $0.9 million of Working Capital Facility were satisfied in full on December 24, 2009. STSG converted $20.3 million of indebtedness and accrued and unpaid interest and all issued and outstanding shares of Series B Preferred Stock into 50,777,015 shares our common stock at a conversion price of $0.40 per share

2.
The Remaining Debt shall be evidenced by a promissory note (“2009 Promissory Note”) with interest accruing at the rate of 6% per year and with the same due date as the first debt security to expire pursuant to a Qualified Financing which is February 2, 2013.  The  2009 Promissory Note is secured by a lien our assets, subordinate to the lien of any existing creditors that have a lien senior to that of STSG and to any liens resulting from a Qualified Financing.

3.
On December 28, 2009, we paid to STSG $0.3 million to reduce the principal amount of the 2009 Promissory Note to $1.8 million as of December 31, 2009. Upon a Qualified Financing with gross proceeds in excess of $3.0 million, we shall make another prepayment of $0.5 million. Upon a Qualified Financing with gross proceeds in excess of $5.0 million, we shall make another prepayment of 50% of the net proceeds from any Qualified Financing in excess of such amounts.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments at December 31, 2009 include obligations associated with capital and operating leases, manufacturing equipment, and employee agreements as set forth in the table below:

	At December 31, 2009
	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
Operating lease obligations	$809,668	$407,088	$402,580	$-	$-
Manufacturing equipment	183,452	183,452	-	-	-
Insurance financing obligation	101,224	101,224	-	-	-
Distribution agreement	91,775	91,775	-	-	-
Debt obligations	2,250,000	-	1,750,000	-	500,000
Advisory agreement	90,000	90,000	-	-	-
Total	$3,526,119	$873,539	$2,152,580	$-	$500,000

We are required to pay Becton Dickinson a royalty in respect of sales of each iontophoresis product stemming from intellectual property received by us from Becton Dickinson as part of our formation.  For each such product, on a country-by-country basis, that obligation continues for the later of 10 years after the date of the first commercial sale of such product in a country and the date of the original expiration of the last-to-expire patent related to such product granted in such country.  The royalty, which is to be calculated semi-annually, will be equal to the greater of 5% of all direct revenues, as defined below, or 20% of all royalty revenues, with respect to the worldwide sales on a product-by-product basis.  “Direct revenues” are the gross revenues actually received by us from the commercial sale of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges or certain other expenses.  “Royalty revenues” are the gross revenues actually received by us from any licensing or other fees directly relating to the licensing of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges and certain other expenses. There was no accrued royalty in the consolidated balance sheet as of December 31, 2009.

Subsequent Events

On February 2, 2010, we consummated a private placement to accredited investors (“Investors”) of $1.1 million principal amount of Senior Subordinated Convertible Promissory Notes due 2013 (the “2010 Notes”).  The 2010 Notes bear no interest and are convertible into our common stock at the option of the Investors at an initial conversion price of $0.20 per share. In addition, the 2010 Notes automatically convert into our common stock if the closing bid price of our common stock equals or exceeds 300% of the conversion price for a period of twenty consecutive trading days. The sale of the 2010 Notes also included issuance to Investors of five-year warrants to purchase an aggregate of 5,300,000 shares of our common stock with an exercise price of $0.20 per share. We received net proceeds of $0.9 million after payment of an aggregate of $0.2 million of commissions and expense allowance and other offering and related costs.  We also issued to the finders warrants to purchase 2,120,000 shares of our common stock bearing substantially the same terms as the Investor warrants.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VYTERIS, INC.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Vyteris, Inc. and Subsidiary as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vyteris, Inc. and Subsidiary at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As more fully described in Note 1, the Company has incurred recurring losses and is dependent upon obtaining sufficient additional financing to fund operations and has not been able to meet all of its obligations as they become due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 1.  These financial statements do not include any adjustments to reflect the possible future effects of the recoverability of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Amper, Politziner & Mattia, LLP
Edison, New Jersey
March 24, 2010

VYTERIS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,173,039	$222,821
Other current assets	120,527	131,737
Restricted cash	—	16,245
Total current assets	2,293,566	370,803

Restricted cash, less current portion	—	108,000
Property and equipment, net	114,024	298,983
Other assets	225,356	276,026
TOTAL ASSETS	$2,632,946	$1,053,812

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,432,976	$2,798,923
Senior secured convertible debentures due to Ferring	—	2,750,000
Accrued registration rights penalty	—	2,402,029
Interest payable and accrued expenses due to a related party	111,560	2,578,282
Revaluation of warrant liability	2,634,487	—
Accrued expenses, deferred revenue and other	3,135,013	1,379,724
Total current liabilities	8,314,036	11,908,958

Promissory note due to a related party	1,750,000	—
Working capital facility due to a related party	—	2,850,000
Subordinated convertible notes due to a related party, net of discount	—	5,366,550
Deferred revenue and other	821,237	28,605
Accrued facilities realignment costs, less current portion	—	2,099,758
Convertible note	500,000	—

Preferred stock, 3,333,333 shares authorized:
Series B convertible, mandatorily redeemable preferred stock; 500,000 shares issued and outstanding on December 31, 2008; liquidation preference $10,050,000 at December 31, 2008	—	10,050,000
Total liabilities	11,385,273	32,303,871

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, par value $.015 per share; 400,000,000 and 33,333,333 shares authorized, at December 31, 2009 and December 31, 2008, respectively, 62,398,817 and 7,282,802 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	935,982	109,242
Additional paid-in capital	204,642,912	149,031,557
Accumulated deficit	(214,331,221)	(180,390,858)
Total stockholders’ equity (deficit)	(8,752,327)	(31,250,059)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,632,946	$1,053,812

The accompanying notes are an integral part of these consolidated financial statements.

VYTERIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
Revenues:
Product development revenue	$1,913,080	$2,821,098	$2,634,540
Licensing and other revenue	2,647,629	329,298	149,547
Total revenues	4,560,709	3,150,396	2,784,087

Costs and expenses:
Cost of sales	—	103,490	1,490,847
Research and development	2,895,691	6,269,636	8,956,962
General and administrative including (credit) for reversal of performance – based stock option grants of ($6.1) million in 2008	2,796,763	(125,155)	15,369,243
Sales and marketing	—	175,507	6,251,362
Facility realignment and impairment of fixed assets	177,831	2,565,434	82,637
Non-cash warrant expense – financial consultants	—	81,592	17,115,000
Registration rights penalty	215,988	260,897	260,184
Total costs and expenses	6,086,273	9,331,401	49,526,235
Loss from operations	(1,525,564)	(6,181,005)	(46,742,148)

Interest (income) expense:
Interest income	(552)	(42,984)	(210,359)
Interest expense to related parties	1,451,728	1,570,054	2,208,557
Interest expense	169,610	377,942	1,790,197
Interest expense, net	1,620,786	1,905,012	3,788,395

Other (income) expenses:
Gain on settlement of lease obligations	(1,953,977)	—	—
Gain on settlement of registration rights penalty	(1,385,017)	—	—
Non-cash debt extinguishment	35,909,507	—	6,724,523
Non-cash modification of redeemable preferred stock terms	—	—	3,680,000
Revaluation of warrant liability	294,668	—	10,341,408
Total other expenses	32,865,181	—	20,745,931

Loss before benefit from state income taxes	(36,011,531)	(8,086,017)	(71,276,474)

Sale of State of New Jersey net operating losses	2,071,168	61,777	463,786

Net loss	$(33,940,363)	$(8,024,240)	$(70,812,688)

Net loss per common share:
Basic and diluted	$(3.77)	$(1.14)	$(13.28)

Weighted average number of common shares:
Basic and diluted	9,002,816	7,032,288	5,333,834

The accompanying notes are an integral part of these consolidated financial statements.

VYTERIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2007	4,218,997	$63,285	$70,922,366	$(101,553,930)	$(30,568,279)
Non-cash stock-based compensation expense	–	–	8,166,739	–	8,166,739
Exercise of stock options	20,044	301	501,227	–	501,528
Issuance of restricted shares under outside director compensation plan	5,179	78	57,522	–	57,600
Issuance of common stock for capital raised	1,420,488	21,307	22,856,692	–	22,877,999
Disbursements related to issuance costs of common stock raise and warrants	–	–	(2,417,512)	–	(2,417,512)
Issuance of warrants associated with working capital facility	–	–	736,287	–	736,287
Issuance of common stock pursuant to conversion of senior secured convertible debentures	256,989	3,855	959,852	–	963,707
Transfer of warrant liability to equity upon shareholder approval of sufficient authorized shares	–	–	19,334,776	–	19,334,776
Cashless exercise of warrants	3,696	55	(55)	–	–
Issuance of warrants to advisors	–	–	543,750	–	543,750
Issuance of warrants to financial consultants	–	–	17,115,000	–	17,115,000
Charge resulting from non-cash debt extinguishment, net of unamortized discount	–	–	6,696,058	–	6,696,058
Charge resulting from non-cash modification of redeemable preferred stock terms	–	–	3,680,000	–	3,680,000
Net loss	–	–	–	(70,812,688)	(70,812,688)
Balance at December 31, 2007	5,925,393	88,881	149,152,702	(172,366,618)	(23,125,035)
Non-cash stock based compensation expense (credits)	–	–	(4,051,359)	–	(4,051,359)
Issuance of common stock for capital raised, net	660,000	9,900	1,790,100	–	1,800,000
Exercise of warrants	611,895	9,178	1,826,505	–	1,835,683
Non-cash warrant expense – financial consultants	–	–	81,592	–	81,592
Issuance of warrants for services rendered	–	–	184,000	–	184,000
Issuance of common stock for services rendered	85,000	1,275	48,025	–	49,300
Adjustment to common stock related to reverse stock split	514	8	(8)	–	–
Net loss	–	–	–	(8,024,240)	(8,024,240)
Balance at December 31, 2008	7,282,802	109,242	149,031,557	(180,390,858)	(31,250,059)
Non-cash stock based compensation expense, net	–	–	639,007	–	639,007
Issuance of common stock for services rendered	9,000	135	1,260	–	1,395
Issuance of common stock upon exercise of warrants issued for settlement with landlord	80,000	1,200	6,800	–	8,000
Issuance of warrants	–	–	154,200	–	154,200
Issuance of common stock for capital raised, net	3,000,000	45,000	477,000	–	522,000
Issuance of common stock and warrants upon settlement of registration rights penalty	1,250,000	18,750	1,214,250	–	1,233,000
Issuance of common stock pursuant to conversion of senior secured convertible debentures and preferred stock due to a related party	50,777,015	761,655	19,549,151	–	20,310,806
Reclassification of the fair value of warrants from an equity instrument to a liability instrument	–	–	(2,339,820)	–	(2,339,820)
Charge resulting from non-cash debt extinguishment	–	–	35,909,507	–	35,909,507
Net loss	–	–	–	(33,940,363)	(33,940,363)
Balance at December 31, 2009	62,398,817	$935,982	$204,642,912	$(214,331,221)	$(8,752,327)

The accompanying notes are an integral part of these consolidated financial statements.

VYTERIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,940,363)	$(8,024,240)	$(70,812,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	175,421	286,300	386,865
Stock based compensation charges	639,007	(4,051,359)	8,166,739
Amortization of senior secured convertible debentures discount	—	—	753,659
Gain on settlement of lease obligations	(1,953,977)	—	—
Amortization of discount on senior secured promissory note	—	231,403	231,547
Gain on settlement of registration rights penalty	(1,385,017)	—	—
Accrued registration rights penalty	215,988	260,897	260,184
Non-cash warrant expense – financial consultants	—	81,592	17,115,000
Non-cash debt extinguishment	35,909,507	—	6,724,523
Non-cash modification of redeemable preferred stock	—	—	3,680,000
Inventory reserves	—	94,890	1,431,411
Impairment of fixed assets and accrued facilities realignment costs	—	2,565,434	82,638
Revaluation of warrant liability	294,668	—	10,341,408
Warrants issued for working capital facility	—	—	736,287
Issuance of warrants to advisor and other service providers	—	184,000	543,750
Other	227,689	(209,851)	(60,745)
Change in operating assets and liabilities:
Accounts receivable	2,559	4,698	81,474
Inventory	—	(94,890)	(1,428,037)
Prepaid expenses and other assets	59,320	117,341	65,165
Accounts payable	(225,964)	901,564	(941,600)
Accrued expenses and other liabilities	2,008,587	(1,257,940)	(425,464)
Recognition of deferred revenue	(2,625,783)	—	—
Interest payable and accrued expenses to related parties	1,577,534	1,356,763	1,488,242
Net cash provided by (used in) operating activities	979,176	(7,553,398)	(21,579,642)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash, net	—	166,182	100,566
Proceeds from the sale of property and equipment	124,245	9,800	—
Purchase of equipment	(1,926)	(4,695)	(222,200)
Net cash provided by (used in) investing activities	122,319	171,287	(121,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from placement of common stock and warrants	522,000	1,800,000	20,530,759
Proceeds from exercise of options and warrants	8,000	1,835,683	501,528
Net proceeds from issuance of secured promissory notes to a related party	—	—	350,000
Net proceeds from senior secured convertible debentures- Ferring	—	2,750,000	—
Repayment of senior secured convertible promissory note	(250,000)	(475,000)	—
Net proceeds from sale of manufacturing equipment	568,723	—	—
Other	—	(22,422)	(136,046)
Net cash provided by financing activities	848,723	5,888,261	21,246,241

Net increase (decrease) increase in cash and cash equivalents	1,950,218	(1,493,850)	(455,035)
Cash and cash equivalents at beginning of the year	222,821	1,716,671	2,171,706
Cash and cash equivalents at end of the year	$2,173,039	$222,821	$1,716,671

The accompanying notes are an integral part of these consolidated financial statements.

VYTERIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

	Years Ended December 31,
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:	2009	2008	2007
Interest paid	$181,559	$51,859	$38,346
Issuance of warrants in connection with private placements of common stock	—	4,761,000	15,154,645
Conversion of senior secured convertible debentures into common stock	—	—	963,707
Reclassification of the fair value of warrants from an equity instrument to a liability instrument	2,339,820	—	19,334,776
Issuance of warrants	154,200	—	—
Settlement of registration rights penalty upon issuance of common stock and warrants to shareholders	1,233,000	—	—
Conversion of senior secured convertible debentures and preferred stock due to a related party	20,310,806	—	—
Cashless exercise of warrants for common stock	$—	$—	$55

The accompanying notes are an integral part of these consolidated financial statements.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Basis of Presentation and Going Concern Uncertainty

Basis of presentation

The accompanying consolidated financial statements have been prepared assuming that Vyteris, Inc. (formerly Vyteris Holdings (Nevada), Inc.), (the terms “Vyteris” and the “Company” refer to each of Vyteris, Inc., its subsidiary, Vyteris, Inc. (incorporated in the State of Delaware) and the consolidated company will continue as a going concern.

In December 2009, the Company converted $20.3 million of secured indebtedness and preferred stock into common stock of the Company, as well as received a net cash payment of $2.1 million from the sale of the Company’s State of New Jersey net operating losses.  In February 2010, the Company raised over $1.1 million through the sale of senior secured convertible debentures.  Nonetheless, subsequent financings will be required to fund the Company’s operations, fund research and development for new products, repay past due payables and pay debt service requirements.

As a result of the conversion of $20.3 million of secured indebtedness and preferred stock into common stock of the Company, Spencer Trask Specialty Group and Affiliates (“STSG”) owned 84.8% of the issued and outstanding common stock of the Company as of December 31, 2009. Due to this stock ownership, the Company is controlled by STSG and is deemed a “controlled corporation”. STSG may influence the Company to take actions that conflict with the interests of other shareholders.  In December 2009, Ferring Pharmaceuticals, Inc., “(Ferring”), discontinued its collaborative effort with the Company for their joint infertility project. The Company is currently assessing its ownership rights in and the feasibility of continuing this project on its own.

On December 21, 2009, the Company received notice from Ferring, of its termination of the License and Development Agreement, dated September 30, 2004. Ferring was the Company’s sole source of revenues in 2009 and 2008, and the Company was dependent on receipt of reimbursement of product development costs under this agreement. In 2009, the Company received reimbursement of product development costs under this agreement of $3.3 million and was able to raise approximately $2.1 million in capital through the sale of its State of New Jersey net operating losses and the sale of $0.6 million of its common stock. The Company continues to seek both capital and other revenue sources; however, the Company cannot predict when and if it will be able to raise such capital and derive such revenue sources, and if it does, the amounts and terms of such financings and revenues.

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

Business

The Company developed and produced the first FDA-approved electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to administer a wide variety of therapeutics either directly into the skin or into the bloodstream. The Company holds U.S. and foreign patents relating to the delivery of drugs across the skin using an electronically controlled “smart patch” device with electric current. The Company has discontinued activity with respect to its LidoSite product, although it is still seeking a buyer or joint venture partner for the product.  Given the termination of the Ferring agreement, none of the Company products are currently in collaborative development; however, the Company is currently seeking collaborative partners for several of its projects.

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

The Company assesses the valuation of its inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory. The key factors in the inventory review process are the historical rates for raw material and fabricated patch meeting the Company’s product specification acceptance criteria and anticipated demand for its product.  Increases in the allowance for excess and obsolete inventory result in a corresponding increase to cost of sales.

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

Product development revenue. In accordance with ASC 605-45-15 (formerly EITF No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred), the Company recognize revenues for the reimbursement of development costs when it bears all the risk for selection of and payment to vendors and employees.  Costs associated with such activities are included in research and development expenses on the consolidated statements of operations.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Licensing Revenue. The Company uses revenue recognition criteria outlined in ASC 605-25 (formerly SAB No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force, EITF, Issue 00-21 Revenue Arrangements with Multiple Deliverables). Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where the Company has an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized into license fees in the consolidated statement of operations over the term of the performance obligation.

 Stock Based Compensation

The Company accounts for its stock based employee compensation plans under ASC 718-10 and ASC 505-50 (formerly SFAS No. 123 (revised 2004), "Shared-Based Payment"). ASC 718-10 and ASC 505-50 address the accounting for shared based payment transactions in which an enterprise receives employee services for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. ASC 718-10 and ASC 505-50 require that such transactions be accounted for using a fair value based method.

In considering the fair value of the underlying stock when the Company grants options or restricted stock, the Company considers several factors including the fair values established by market transactions. Stock-based compensation includes significant estimates and judgments of when stock options might be exercised, forfeiture rates and stock price volatility.  The timing of option exercises is out of the Company’s control and depends upon a number of factors including the Company’s market value and the financial objectives of the holders of the options.  These estimates can have a material impact on the Company’s stock compensation expense but will have no impact on the Company’s cash flows.

The Company accounts for equity awards issued to non-employees in accordance with ASC Topic 505-50 (formerly EITF No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services.”)  ASC 505-50 requires the Company to measure the fair value of the equity instrument using the stock prices and other measurement assumptions as of the earlier of either the date at which a performance commitment by the counterparty is reached or the date at which the counterparty's performance is complete.

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

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net loss per share

The Company computes net loss per share in accordance with ASC 26-10 (formerly SFAS No. 128, “Earnings per Share”). Under the provisions of ASC 26-10, basic net loss per common share, or basic EPS, is computed by dividing net loss by the weighted-average number of common shares outstanding.  Diluted net loss per common share, or diluted EPS, is computing by dividing net loss by the weighted average number of shares and dilutive common share equivalents then outstanding.  Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of preferred stock and debentures.  For all years presented on the consolidated statement of operations, diluted EPS is identical to basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive due to net losses for the years ended December 31, 2009, 2008, and 2007. For the years ended December 31, 2009, 2008 and 2007, respectively, common stock equivalents of 13,580,978, 7,353,348, and 5,391,769 were excluded from the net loss per common share calculation because the effect of their inclusion would be anti-dilutive.

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

Debt instruments, offering cost and the associated features and instruments contained therein

Deferred financing costs are amortized over the term of its associated debt instrument. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the debt instrument between the warrants and the debt based on their relative fair values as codified in ASC 470-20-25 (formerly Accounting Principle Board No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”) The fair value of the warrants issued to debt holders or placement agents are calculated utilizing the Black-Scholes-Merton option-pricing model. The Company amortizes the resultant discount or other features over the terms of the debt through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated. The Company’s debt instruments do not contain any embedded derivatives at December 31, 2009.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company deposits its cash and cash equivalents with major financial institutions.  Management believes that credit risk related to these deposits is minimal. Concentrations of credit risk in the Company’s account receivables are substantially mitigated by the Company’s credit evaluation process. The Company analyzes the customer’s credit worthiness and current economic trends when evaluating a customer’s credit risk.

Risk and uncertainties

The Company purchases some raw materials and components from single-source suppliers. Some of those materials or components are custom-made and are the result of long periods of collaboration with suppliers. Although the Company has not experienced significant supply delays attributable to supply changes, the Company believes that, for electrode subcomponents and hydrogel in particular, alternative sources of supply would be difficult to develop over a short period of time. Because the Company has no direct control over its third-party suppliers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary parts or products, the Company may be unable to redesign or adapt its technology to work without such parts or find alternative suppliers or manufacturers. In such events, the Company could experience interruptions, delays, increased costs, or quality control problems.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recently issued accounting standards

In December 2007, ASC 808-10 (formerly EITF Issue No. 07-1, “Accounting for Collaborative Arrangements”) was issued.  ASC 808-10 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The provisions of ASC 808-10 have been adopted in 2009. ASC 808-10 has had no impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued ASC 820-10 (formerly FASB Statement 157, “Fair Value Measurements”). ASC 820-10 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  ASC 820-10 applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, ASC 820-10 does not require any new fair value measurements.  However, for some entities, the application of ASC 820-10 will change current practice.  The changes to current practice resulting from the application of ASC 820-10 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  The provisions of ASC 820-10 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company adopted ASC 820-10 effective January 1, 2008 for financial assets and the adoption did not have a significant effect on its financial statements.  The Company has adopted the remaining provisions of ASC 820-10 beginning in 2009. The adoption of ASC 820-10 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2008, the FASB ratified ASC 815-40-25 (formerly EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock”). ASC 815-40-25 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of ASC 815-40-25, results in the instruments no longer being considered indexed to the company's own stock.  On January 1, 2009, the Company adopted ASC 815-40-25 and re-evaluated its issued and outstanding warrants that contain a strike price adjustment feature. The Company reclassified certain warrants from equity to a derivative liability and used the Black-Scholes-Merton valuation model to determine the fair market value of the warrants. Upon adoption on January 1, 2009, the Company calculated the impact and the amount was found to be de-minims. As of December 31, 2009, the Company recorded a $0.3 million loss due in the consolidated statement of operations due to the increase in the fair value of 5,080,160 of its issued warrants that contain such anti-dilution provisions using the Black-Scholes-Merton option-pricing model.

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105), (formerly SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In November 2008, the SEC issued for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). Under the proposed roadmap, the Company could be required in fiscal 2014 to prepare financial statements in accordance with IFRS. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements and it will continue to monitor the development of the potential implementation of IFRS.

3.	Restructuring

On January 31, 2008, the Company reduced its workforce by approximately 32 employees who were solely or partially dedicated to LidoSite. The Company further reduced its workforce by three employees on June 26, 2008. These reductions in force and reductions in variable spending related to LidoSite were intended to reduce the Company’s ongoing working capital needs and monthly cash burn while reallocating resources to both peptide product delivery and other business development opportunities.  The Company recorded approximately $0.2 million of severance related expenses, which are included in research and development, general and administrative and sales and marketing expenses in the consolidated statement of operations for the year ended December 31, 2008. There were no unpaid severance costs as of December 31, 2009 and 2008.

4.	Inventories, net

Inventories, net consist of the following:
	December 31,
	2009	2008

Raw materials	$837,803	$1,358,388
Work in process	106,419	106,456
Finished goods	188,674	294,169
Inventory	1,132,896	1,759,013
Excess and obsolete inventory	(1,132,896)	(1,759,013)
Inventories, net	$-	$-

The Company assesses the valuation of its inventory on a quarterly basis to provide an allowance for the value of estimated excess and obsolete inventory and the lower of cost or market adjustment. Due to the de-emphasis of the LidoSite product, the Company has focused its resources and efforts in other product development areas.  Accordingly, the Company recorded a full inventory reserves in cost of sales in the fourth quarter of 2007. The Company did not record any inventory reserves in the cost of sales for the year ended December 31, 2009.  However, the Company recorded full inventory reserves in cost of sales of $0.1 million and $1.4 million for the years ended December 31, 2008 and 2007, respectively.

5.	Property and Equipment, net

Property and equipment, net consist of the following:
	December 31,
	2009	2008

Manufacturing and laboratory equipment	$1,875,930	$1,883,753
Furniture and fixtures	156,543	156,543
Office equipment	345,423	363,142
Leasehold improvements	367,818	367,818
Software	205,210	205,210
Property and equipment	2,950,924	2,976,466
Less: Accumulated depreciation and amortization	(2,836,901)	(2,677,483)
Property and equipment, net	$114,024	$298,983

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Depreciation and amortization expense, included in costs and expenses in the accompanying consolidated statements of operations, was approximately $0.2 million, $0.3 million and $0.4 million for each of the years ended December 31, 2009, 2008 and 2007, respectively.

In January 2008, the Company announced a de-emphasis of the sales and marketing efforts of its Lidosite product.  As a result, the Company incurred an impairment charge of $0.1 million for the year ended December 31, 2007 on the machinery and equipment used in the production of the Lidosite product.  In March 2008, the Company recorded an impairment charge of approximately $0.1 million on furniture and fixtures due to the consolidation of office space (see Note 13), which is included in facilities realignment and impairment of fixed assets expense in the consolidated statement of operations for the year ended December 31, 2008.

6.	Related Party indebtedness owed to STSG and Series B Convertible, Mandatorily Redeemable Preferred Stock

The following table summarizes the outstanding amounts, as of December 31, 2009 and December 31, 2008, with respect to all indebtedness owing to STSG and the Company’s Series B Convertible, Mandatorily Redeemable Preferred Stock.

	December 31,
	2009	2008
Principal Amounts Outstanding
January 2006 Promissory Note (1)(5)	$-	$250,000
2006 Promissory Notes (2)(5)	-	5,116,550
Working Capital Facility (3)(6)	-	2,850,000
Series B Preferred Stock (4)(5)	-	10,050,000
2009 Promissory Note (7)	1,750,000	-

Interest Payable
January 2006 Promissory Note (1)(5)	$-	$93,090
2006 Promissory Notes (2)(5)	-	1,878,267
Working Capital Facility (3)(6)	-	535,339
Series B Preferred Stock (4)(5)	-	-
2009 Promissory Note (7)	2,014	-

	December 31,
	2009	2008	2007
Interest Expense
January 2006 Promissory Note (1)(5)	$32,319	$3,042	$250,000
2006 Promissory Notes (2)(5)	661,456	676,237	674,390
Working Capital Facility (3)(6)	255,075	260,775	888,762
Series B Preferred Stock (4)(5)	588,710	600,000	600,000
2009 Promissory Note (7)	2,014	-	-

(1)	On January 31, 2006, STSG, a related party, provided the Company with a loan in the form of 13.0% subordinated convertible unsecured promissory note (the “January 2006 Promissory Note”).

(2)	In 2006, STSG provided the Company with a loan in the form of 13.0% subordinated convertible unsecured promissory notes (the “2006 Promissory Notes”).

(3)	In September 2004, STSG agreed to provide the Company with a working capital loan bearing interest at 9%, in the form of secured demand promissory notes (the “Working Capital Facility”).

(4)
Series B, Convertible, Mandatorily Redeemable Preferred Stock (“Series B Preferred Stock”) was issued to STSG and one other holder. The holders of the Series B Preferred Stock were entitled to receive, ratably and payable quarterly, an annual cash dividend of 8%. The stated value of the Series B Preferred Stock on December 24, 2009 was $10.6 million.

(5)
The January 2006 Promissory Note, the 2006 Promissory Notes and the Series B Preferred Stock were satisfied in full on December 24, 2009.  See footnote 7 below for a discussion of the satisfaction of these obligations.

(6)
On December 24, 2009, $0.9 million of the Working Capital Facility was satisfied in full.  The remaining $2.0 million was satisfied through the issuance of the 2009 Promissory Note. See footnote 7 below for a discussion of the satisfaction of this debt and the conversion into the 2009 Promissory Notes.

(7)	On December 24, 2009, the Company entered into an Amendment to the Restructuring Agreement with STSG.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The principal terms of the Amended Agreement are as follows:

1.
The principal amount of all indebtedness and accrued and unpaid interest thereon and stated value of the Series B Preferred Stock owed by the Company to STSG in excess of $2.0 million ($2.0 million amount is defined as the “Remaining Debt”) which includes the January 2006 Promissory Note, the 2006 Promissory Notes, and $0.9 million of Working Capital Facility were satisfied in full on December 24, 2009. STSG converted $20.3 million of indebtedness and accrued and unpaid interest and all issued and outstanding shares of Series B Preferred Stock into 50,777,015 shares of the Company’s common stock at a conversion price of $0.40 per share.

2.
The Remaining Debt shall be evidenced by a promissory note (“2009 Promissory Note”) with interest accruing at the rate of 6% per year and with the same duration as the first debt security to expire pursuant to a Qualified Financing, or if it does not involve the sale of debt securities, December 24, 2012.  The  2009 Promissory Note is secured by a lien on the Company’s assets, subordinate to the lien of any existing creditors that have a lien senior to that of STSG and to any liens resulting from a Qualified Financing.

3.
On December 28, 2009, the Company paid to STSG $0.3 million to reduce the principal amount of the 2009 Promissory Note to $1.8 million as of December 31, 2009. Upon consummation of a Qualified Financing with gross proceeds in excess of $3.0 million, the Company is required to make another prepayment of $0.5 million. Upon a Qualified Financing with gross proceeds in excess of $5.0 million, the Company is required to make another prepayment of 50% of the net proceeds from any Qualified Financing in excess of such amounts.

In connection with the December 24, 2009 restructuring agreement with STSG, the Company performed a valuation of the conversion of approximately $20.3 million owed to STSG (the January 2006 Promissory Notes, the 2006 Promissory Notes and the Series B Preferred Stock, including accrued and unpaid interest and dividends), into its common stock, pursuant to rules governing accounting for induced conversions of debt, (ASC 470-20, formerly FASB No. 84, “Induced Conversions of Convertible Debt, an amendment of APB Opinion No. 26”). The Company determined that as a result of a change in the conversion price from $22.50 per share to $0.40 per share, STSG received an incentive to induce conversion of these instruments into the Company’s common stock.  Accordingly, the Company recorded a non-cash charge of approximately $35.9 million related to the fair value (based on quoted market prices at the date of the agreement) of the incremental shares received by STSG as a result of the restructuring in its consolidated statement of operations for the year ended December 31, 2009.

2007 Amendment to Various Debt Instruments

In August 2007, the Company entered into an agreement with STSG and its affiliates to amend the Working Capital Facility and the January 2006 Promissory Note and 2006 Promissory Notes.  The Company performed an evaluation of the amendments to these debt instruments under ASC 820 (formerly EITF No. 06-06 “Debtor’s Accounting for a Modification (or Exchange) or Convertible Debt Instruments”). Accordingly, the Company concluded that debt extinguishment accounting should apply and recorded an immediate non-cash charge of $6.7 million directly to its consolidated statement of operations in the third quarter of 2007, representing the incremental “fair value” of instruments issued.

7.	Accrued Registration Rights Penalty

In connection with the delayed filing of a registration statement for securities sold pursuant to a $15.1 million private placement in 2004, the Company incurred approximately $1.4 million of liquidated damages in 2005. In addition, the Company was obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. Interest expense, included in registration rights penalty in the accompanying consolidated statements of operations, was $0.2 million, $0.3 million and $0.3 million for each the years ended December 31, 2009, 2008 and 2007, respectively.

On October 30, 2009, the Company entered into an Amendment and Waiver (“Amendment”) to the Registration Rights Agreement dated September 29, 2004 among the Company, Spencer Trask Ventures, Inc., a related party, Rodman & Renshaw, LLC, and various shareholders. The Amendment required the Company to compensate investors for registration rights penalties incurred of approximately $2.6 million. The Company issued 1,250,000 restricted shares of its common stock with a fair value of $0.8 million and warrants to purchase up to 1,250,000 restricted shares of its common stock at an exercise price of $0.75 per share with an expiration date of October 30, 2012 in order to settle the accrued liquidated damages. The fair value of warrants issued to purchase the Company’s common stock was estimated to be $0.4 million using the Black-Scholes-Merton pricing model. The Company recorded a non-cash gain on settlement of registration rights penalty of $1.4 million in the consolidated statement of operations for the year ended December 31, 2009.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	Accrued Expenses, Deferred Revenue and Other

Accrued expenses, deferred revenue and other consist of the following:
	December 31,
	2009	2008
Compensation, accrued bonuses and benefits payable	$413,743	$330,715
Continuous motion patch machine costs and delivery	183,452	180,447
Reimbursement of development costs to Ferring	1,386,919	97,178
Accrued insurance costs	101,224	86,229
Accounting, legal and consulting fees	334,095	96,690
Outside services	371,243	6,504
Food and drug administration fees	193,521	125,942
Facilities realignment costs – current portion	-	251,411
Other	150,816	204,608
Accrued expenses, deferred revenue and other	$3,135,013	$1,379,724

9.	Agreements with Ferring

Ferring Milestone Advance

Effective July 9, 2008, Ferring advanced a $2.5 million payment which would otherwise be due to the Company should Ferring elect to proceed with phase II clinical trials (“Phase II”) as described in the License and Development Agreement dated as of September 27, 2004 (as heretofore amended, the “License Agreement”) between Ferring and the Company. The $2.5 million was advanced in the form of a loan, and the Company issued a $2.5 million principal amount secured note (“Milestone Advance”) to Ferring. The Milestone Advance accrued interest at the rate of 10% per annum.

In a related transaction, Ferring loaned the Company an additional $50,000 to enable payoff of the existing $0.5 million principal amount note with Allen Capital Partners, which payoff in full took place on July 8, 2008. This Note was also paid off in March 2009.  On December 16, 2008, Ferring loaned the Company an additional $0.2 million in the form of a promissory note (“December 2008 Note”) issued by the Company to Ferring.  The December 2008 Note accrued interest at the rate of 10% per annum. In March 2009, the Company repaid both the Milestone advance and the December 2008 Note.

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

Ferring also agreed to buy the Company PMK 150 machine for $1.0 million, of which $0.5 million was paid at closing (half to satisfy outstanding senior secured convertible debentures due to Ferring) and $0.3 million was paid on May 14, 2009 (part to satisfy accrued and unpaid interest on loans from Ferring) and which has been leased back to the Company at a rental amount of $1,000 per month. The Company accounts for the lease of the PMK 150 machine as an operating lease and is recognizing the deferred gain on the sale of the machine over the 10 year lease. The Company also granted Ferring a one year option to purchase our PMK 300 machine at a price to be negotiated in good faith.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Termination of Ferring Agreement

On December 21, 2009, the Company received notice from Ferring of its termination of the License and Development Agreement by and between the Company and Ferring (“Agreement”), effective 30 days from the date of the notice, pursuant to the Agreement.

Pursuant to the Agreement, upon a termination by Ferring, the following disposition of intellectual property associated with the Agreement shall occur:

a)
all licenses and other rights granted to the Company shall, subject to the continued payment to Ferring of certain royalty payments under of the Agreement, be converted to and continue as exclusive, worldwide irrevocable, perpetual, sub-licensable licenses to develop, make, have made, use, sell, offer to sell, lease, distribute, import and export the Product;

b)	all licenses and other rights granted to Ferring under the Agreement shall be terminated as of the effective date of the termination;

c)
Ferring shall grant to the Company an irrevocable, perpetual, exclusive, royalty-free, sub-licensable license to practice certain intellectual property jointly developed under the Agreement with respect to the iontophoretic administration of infertility hormone;

d)
Ferring shall cease to use and shall assign to the Company all of its rights, title and interest in and to all clinical, technical and other relevant reports, records, data, information and materials relating exclusively to the Product and all regulatory filings (including any NDA, 510(k) or similar regulatory filing) relating exclusively to the Product and provide the Company one copy of each physical embodiment of the aforementioned items within thirty (30) days after such termination; and

e)
Ferring shall cease to use any Know-How, Information or Materials arising under this Agreement to the extent such Know-How, Information or Materials is owned by Ferring shall promptly return to the Company all such materials.

The Company is currently evaluating the Agreement and its amendments to determine amounts owed to Ferring under the March 2009 financing arrangement, which it believes to be approximately $1.4 million, and resolution of Ferring’s liens on the Company’s assets. As per the Transaction Agreement with Ferring, dated March 2009, Ferring retains a first lien on the assets of the Company with respect to the amount owed to it by the Company. The Company is assessing the possibility of continued development of the Phase II product in compliance with the Agreement. The Company recognized approximately $1.9 million of revenue from Ferring related to the development agreement for the year ended December 31, 2009 and $2.8 million for the year ended December 31, 2008.

As a result of the agreement, the Company has no continuing obligations with respect to the Ferring license, and accordingly, the Company recognized any remaining deferred revenue from the $2.5 million and other milestone payments, which resulted in recognition of $2.6 million of license revenue for the year ended December 31, 2009, related to the cumulative licensing payments under the Ferring License and Development Agreement.

Other

The outside development cost of the product licensing and development agreements with Ferring was approximately $0.2 million, $1.1 million and $1.3 million, for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in research and development expense in the accompanying consolidated statements of operations.

10.	Private Placements of Common Stock and Warrants

2007 $11.25 Private Placements

In the first six months of 2007, the Company raised a total of $9.1 million pursuant to which the Company issued to investors a total of 807,378 shares of common stock at $11.25 per share (the “Initial 2007 Financings”). In connection with the 2007 Financings, the Company paid finders fees to Wolverine International Holdings Ltd. (“Wolverine”) and to Spencer Trask Ventures, Inc. (“STVI”) a related-person of STSG, a principal stockholder of the Company, in the amount of $0.9 million and $0.04 million, respectively, representing 10% of the gross proceeds raised. In addition, the Company issued to Wolverine and STVI warrants to purchase up to 77,444 and 3,294 shares of the Company's common stock, respectively, representing 10% of the common stock issued to investors.  Each warrant may be exercised for five years from the date of issuance to purchases share of common stock for $11.25 per share. Net proceeds were $8.0 million, with finders fees and other legal costs of $1.0 million recorded as a reduction of equity as a cost of the transaction.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Sale of Common Stock in 2009

On October 30, 2009, the Company issued 3,000,000 shares of its common stock and 3,000,000 warrants to purchase its common stock to an investor for a purchase price of $0.6 million in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933.  The warrants are exercisable into shares of the Company’s common stock at an exercise price of $0.20 per share, and bear a term of five years from the date of closing.  The warrants contain a cashless exercise provision and contain “full ratchet” anti-dilution provisions. The Company paid the following fees to finders in conjunction therewith: cash in the amount of $0.1 million and issuance of a total of 1,200,000 warrants allocated as follows: (i) 600,000 warrants representing 20% of the common stock issued to investors and (ii) 600,000 warrants representing 20% of the warrants issued to investors in connection with this private placement recorded as a reduction of equity as a cost of the transaction. All warrants issued contain terms identical to the terms of the warrants issued to the investors.

In accordance with ASC Topic 815-10, (formerly EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”), the Company recorded a warrant liability of $2.3 million in the consolidated balance sheet for the fair value of the warrants issued to the investors and finders using the Black-Scholes-Merton option-pricing model.  Management estimated that the fair value of the 1,200,000 warrants issued, using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions; 2.31% risk-free interest rate, 5.0 years expected holding period and 91.9% expected volatility.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	Related Party Transactions

In addition to the indebtedness described in Note 6, the private placements of common stock and warrants described in Note 10, and the payment of finders fees described in the subsequent event Note 18, the Company had the following related party transactions:

•	At December 31, 2009, approximately $0.2 million is included in interest payable and accrued expenses due to related party in the accompanying consolidated balance sheets for amounts owed to STSG.

•
On April 26, 2005, the Company announced the appointment of Russell O. Potts, Ph.D. to its Board of Directors.  Dr. Potts has served the Company as a consultant in drug delivery, glucose monitoring and medical devices since April 2003.  The Company paid Dr. Potts approximately  $5,000, $21,000 and $87,000 for consulting services and out of pocket expenses for the years ended December 31, 2009, 2008 and 2007, respectively.

•
On March 12, 2007, the Company borrowed from Donald F. Farley, Chairman of the Board of Directors of the Company at that time, $0.2 million at an interest rate of 10% per annum, plus reimbursement to Mr. Farley for his closing costs. The Company repaid this loan plus accrued interest in full on March 28, 2007. Additionally, Mr. Farley was paid $40,000 for the year ended December 31, 2008 for the performance of interim CEO services.

•	At December 31, 2008, approximately $0.05 million was paid for amounts owed to Arthur Courbanou for additional services performed as Chairman of the Special Assessment Committee.

12.	Income Taxes

The Company has available, for federal and State of New Jersey income tax purposes, net operating loss carryforwards (“NOLs”), subject to review by the authorities, aggregating approximately $140.5 million and $106.6 million, respectively. Federal NOLs expire at various times from 2021 to 2028 and New Jersey NOLs expire at various times from 2010 to 2015.

Utilization of net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code occurred as a result of the 2004 reverse merger, as the ultimate realization of such net operating losses is uncertain. The effect of the ownership change could create an imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the merger.

Except as described below, the Company has not recorded a provision for or benefit from income taxes in the accompanying consolidated financial statements due to recurring losses and the uncertainty of the future realization of its deferred tax assets.  Accordingly, the Company has provided for a full valuation allowance against its deferred tax assets. The valuation allowance for the years ended December 31, 2009 and 2008 increased by approximately $9.6 million and decreased by approximately $7.9 million, respectively.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Significant components of the Company’s deferred tax assets at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Net operating tax loss carryforwards	$38,781,000	$40,737,000
Research and development tax credits	2,113,000	1,804,000
Amortization of loan discount and accrued interest, related party	-	5,180,000
Stock Warrants - Beneficial warrant conversion and revaluation	-	530,000
Fixed asset depreciation	758,000	743,000
Inventory reserves	453,000	703,000
Allowance for asset impairments	-	1,987,000
Stock based compensation	2,474,000	2,218,000
Registration rights penalties	86,000	959,000
Non-cash warrants – consultants	6,762,000	6,868,000
Revenue Deferral	554,000	-
Issuance of warrants to advisors	217,000	-
Issuance of warrants on settlement of registration rights penalty	168,000	-
Other	255,000	528,000
Total deferred tax asset	$52,621,000	$62,257,000
Less valuation allowance	(52,621,000)	(62,257,000)
Net deferred tax asset	$—	$—

In July 2006, the Financial Accounting Standards Board, or FASB, issued ASC 740-10-05 (formerly SFAS 109, “Accounting for Income Taxes” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes”).  ASC 740-10-05 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, ASC 740-10-05 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to any uncertainty in income taxes. The Company adopted the provisions of ASC 740-10-05 as of January 1, 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. As a result, no reserves or liabilities for uncertain income tax positions, interest or penalties have been recorded pursuant to ASC 740-10-05. As of December 31, 20099 and December 31, 2008, there were no unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in any future periods.  In addition, the Company did not record a cumulative effect adjustment related to the adoption of ASC 740-10-05.  Tax returns for years beginning after December 31, 2003 remain subject to examination by major tax jurisdictions as of December 31, 2009.

In 2009, 2008, and 2007 the Company sold approximately $5.4 million, $0.8 million and $3.8 million, respectively, of its State Net Operating Loss carryforwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from these sales in 2009, 2008, and 2007, net of commissions, were $2.1 million, $0.1 million and $0.5 million, respectively, and such amounts were recorded as a tax benefit in the accompanying consolidated statements of operations. The State of New Jersey renews the Program annually and currently limits the aggregate proceeds to $60 million.   The State of New Jersey has indicated that it will not renew this program for 2010, so the Company will be unable to sell any remaining or future New Jersey loss carryforwards or tax credits under the Program.

A reconciliation of the statutory tax rates for the years ended December 31, 2009, 2008 and 2007 is as follows:

	December 31,
	2009	2008	2007

Statutory rate	(34)%	(34)%	(34)%

State income tax – sale of net operating losses	(6)%	(1)%	(1)%
Research and development credits	(0)%	(2)%	(1)%
Change in valuation allowance and other items	35%	36%	35%
Benefit for income tax	(5)%	(1)%	(1)%

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.	Commitments and Contingencies

Legal

From time to time, the Company is involved in other lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. As of December 31, 2009, there were no matters pending that the Company expects to have a material adverse impact on the Company’s business, results of operations, financial condition or cash flows except for approximately several accounts payable collection claims and litigation.  There are also pending claims for past due accounts payable some of which are in active litigation. Such payables have been accrued at December 31, 2009 on the consolidated balance sheet.

Leases

In August 2006, the Company entered into a five year lease agreement for its principal facility which houses its FDA approved manufacturing operations. As part of the agreement, the Company paid $0.4 million for a security deposit.

At December 31, 2009, the minimum lease payments under this non-cancelable operating lease are as follows:
Operating Leases
Years ended December 31,
2010	$407,088
2011	402,580
2012	-
2013	-
2014	-
Thereafter	-
Total minimum lease payments	$809,668

Settlement and Release Agreement with 17-01 Pollitt Drive

In May 2005, the Company entered into a ten year lease for an additional 26,255 square feet of space with 17-01 Pollitt Drive, L.L.C. in a new expansion facility, approximately 200 yards from the above facility. Given the de-emphasis of LidoSite, the Company did not anticipate a current or short term need for this manufacturing facility.  Therefore, during the first quarter of 2008 the Company consolidated all operations (including offices) into its main operating facility at 13-01 Pollitt Drive and approached the landlord to seek an early lease termination. The Company recognized the present value of future remaining lease costs of $2.6 million in facilities realignment and fixed asset impairment costs in the accompanying consolidated statement of operations for the year ended December 31, 2008.

As of December 31, 2008, the balance of the recorded facility realignment plan was as follows:

Totals
Balance as of December 31, 2007	$-
Facilities realignment charge	2,350,600
Deferred rent adjustment	179,067
Accretion	132,606
Payments	(311,104)
Balance as of December 31, 2008	2,351,169

Less current portion included in accrued expenses, deferred revenue and other	(251,411)
Present value of abandoned operating lease payments	$2,099,758

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On September 30, 2009, the Company entered into a Settlement and Release Agreement with 17-01 Pollitt Drive, L.L.C. (“Landlord”) with respect to this lease. Under the settlement agreement the Company is to pay Landlord $0.5 million, which is evidenced by the issuance of a five year interest only balloon note with interest accruing at the rate of 6% per year. Upon a default by the Company under this promissory note, the principal amount is increased to $0.6 million. The note is convertible at the Landlord’s sole discretion into unregistered common stock of the Company at the conversion price of $1.50 per share.  In exchange for the note, Landlord released the Company from its obligations under the Company’s lease between Landlord and the Company.  The Company recognized a gain of $2.0 million for the settlement of the lease obligation in the accompanying consolidated statements of operations for the year ended December 31, 2009. Due to this settlement agreement, the Company previously reduced its accrued restructuring liability by approximately $2.1 million and accounts payable by approximately $0.4 million in accompanying consolidated balance sheet as of December 31, 2009.

Rent expense recorded in the accompanying consolidated statements of operations was approximately $0.4 million, $0.4 million and $0.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

14.	Stock Based Compensation Plans and Employment Agreements

2005 Stock Option Plans

In April 2005, the Board of Directors and stockholders of the Company approved the 2005 Stock Option Plan (the “2005 Stock Option Plan”). Under the 2005 Stock Option Plan, incentive stock options and non-qualified stock options to purchase shares of the Company’s common stock may be granted to directors, officers, employees and consultants. At adoption, a total of 193,460 shares of the Company’s common stock were available for issuance pursuant to the 2005 Stock Option Plan. On May 31, 2007, the Company’s Board of Directors voted unanimously to increase the number of shares of Company stock available for issuance under the Plan to 973,417.

Effective as of December 31, 2008, the Company amended its 2005 Stock Option Plan to increase the number of options available for grant under the plan pursuant to authorization provided by the unanimous consent of its Board of Directors.  Specifically, the number of options available in its 2005 Stock Option Plan was increased from 973,417 options to 5,473,417 options

Options granted under the 2005 Stock Option Plan vest as determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”) and terminate after the earliest of the following events: expiration of the option as provided in the option agreement, termination of the employee, or ten years from the date of grant (five years from the date of grant for incentive options granted to an employee who owns more than 10% of the total combined voting power of all classes of the Company stock at the date of grant).  In some instances, granted stock options are immediately exercisable into restricted shares of common stock, which vest in accordance with the original terms of the related options. If an optionee’s status as an employee or consultant changes due to termination, the Company has the right, but not the obligation, to purchase from the optionee all unvested shares at the original option exercise price. Prior to the adoption of ASC 718-10 and ASC 505-50, the vesting period of a stock option was 33% per annum over a three-year period.  Subsequent to the adoption of ASC 718-10 and ASC 505-50, the vesting period of stock options are either performance based or contain vesting periods of three years or less.  The Company recognizes compensation expense ratably over the requisite service period.

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

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Outside Director Stock Incentive Plans

On August 1, 2007, the Company formally adopted its 2007 Outside Director Cash Compensation and Stock Incentive Plan (the “2007 Directors’ Incentive Plan”). The 2007 Directors’ Incentive Plan, which replaced the 2005 Directors’ Incentive Plan, increases the number of authorized shares under the 2007 Directors’ Incentive Plan to 333,333. As of December 31, 2009, the Company amended the 2007 Directors’ Incentive Plan pursuant to authorization provided by the unanimous consent of its Board of Directors to increase the number of authorized shares from 333,333 options to 2,583,333 options. The 2007 Directors’ Incentive Plan provides for the following compensation to outside directors:

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

As of December 31, 2009, the Company issued 1,265,374 options to purchase shares of the Company’s common stock under the 2007 Directors’ Incentive Plan.

Stock option transactions for the years ended December 31, 2009, 2008 and 2007 under all plans are as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price	Intrinsic Value
Outstanding at December 31, 2006	281,391	$4.20 - $45.60	$29.55
Granted	526,000	8.10 - 41.40	33.15
Exercised	(20,044)	4.20 - 28.65	25.05
Forfeited	(85,681)	4.20 - 45.60	38.25
Outstanding at December 31, 2007	701,666	4.20 - 45.60	31.35	$44,600
Granted	2,103,238	0.25 - 5.25	0.44
Exercised	-	-	-
Forfeited	(451,780)	0.50 - 45.60	34.88
Outstanding at December 31, 2008	2,353,124	0.25 - 45.60	3.02	-
Granted	2,022,005	0.25 - 0.72	0.33
Exercised	-	-	-
Forfeited	(81,687)	0.29 - 45.60	2.66
Outstanding at December 31, 2009	4,293,442	0.25 - 45.60	1.76	$1,531,693
Exercisable at December 31, 2009	2,536,134	$0.25 - $45.60	$2.73	$843,250

The following table summarizes information about stock options outstanding and exercisable under all plans at December 31, 2009:

	Options Outstanding at December 31, 2009			Options Exercisable at December 31, 2009
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares	Weighted Average Exercise Price
$ 0.25-18.60	4,107,611	$0.55	8.82	2,351,936	$0.71
$18.61-21.75	86,536	19.73	2.39	86,542	19.73
$21.76-24.00	20,267	23.26	7.66	18,604	23.26
$24.01-31.50	17,016	29.65	4.30	17,036	29.65
$31.51-45.60	62,012	42.20	5.85	62,016	42.20
	4,293,442	$1.76	8.90	2,536,134	$2.73

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the Company’s unvested stock awards (see Note 15 – employment agreements for discussion of awards to certain officers) under all plans as of December 31, 2009 and 2008:

	As of December 31, 2009		As of December 31, 2008
Unvested Stock Option Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1,	1,240,036	$0.69	480,989	$32.70
Awards	1,847,000	$0.29	2,103,238	$0.44
Forfeitures	(57,437)	$1.03	(394,914)	$35.51
Vestings	(1,272,291)	$0.56	(949,277)	$1.84
Unvested at December 31,	1,757,308	$0.57	1,240,036	$0.69

Stock options available for grant under all stock option plans covered a total of 3,741,383 shares of common stock at December 31, 2009.  Stock options available for grant under the 2005 Stock Option Plan covered 2,423,424 shares of stock, and the Outside Director Stock Incentive Plans covered 1,317,959 shares of stock at December 31, 2009.

The fair value of stock-based awards was estimated using the Black-Scholes-Merton model, or in the case of awards with market or performance based conditions, the binomial model with the following weighted-average assumptions for stock options granted in years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Expected holding period (years)	5.0	5.0	8.4
Risk-free interest rate	2.72%	2.28%	4.61%
Dividend yield	0%	0%	0%
Fair value of options granted	$0.23	$0.19	$1.91
Expected volatility	91.86%	91.86%	97.4%
Forfeiture rate	15.38%	15.21%	15.21%

The Company’s computation of expected life is based on historical exercise and forfeiture patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The key factors in the Company’s determination of expected volatility are historical and market-based implied volatility, comparable companies with longer stock trading periods than the Company and industry benchmarks. The following table sets forth the total stock-based compensation expense resulting from stock options in the Company’s consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Research and development	$107,046	$528,419	$372,186
General and administrative	502,236	(4,548,759)	7,603,215
Sales and marketing	29,725	(31,019)	191,338
Stock-based compensation expense before income taxes	639,007	(4,051,359)	8,166,739
Income tax benefit	-	-	-
Total stock-based compensation expense after income taxes	$639,007	$(4,051,359)	$8,166,739

As of December 31, 2009, $0.4 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.8 years.

In March 2008, the Company recognized a credit of $6.2 million due to the forfeiture of unvested performance based stock options, previously granted to former Chief Executive Officer, Timothy McIntyre, upon his resignation which resulted in the reversal of previously recognized expense related to such options. In April 2008, the Company recognized a credit of $1.0 million due to the forfeiture of unvested performance based stock options, previously granted to the former Chief Financial Officer, Anthony Cherichella, upon his resignation which resulted in the reversal of previously recognized expense related to such options.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	Material Agreements

Senior Executive Employment Agreements

On November 21, 2008, the Company entered into an employment agreement with Dr. Hartounian.   Dr. Hartounian was elected President of the Company effective as of May 1, 2008 with a term expiring December 1, 2009, which was deemed to have been renewed and is currently set to expire on November 30, 2011.  Dr. Hartounian’s base salary is $0.3 million per year and he is eligible for a bonus of up to 40% of his salary payable in cash.

On November 21, 2008, the Company entered into an employment agreement with Joseph N. Himy.  Mr. Himy was elected CFO of the Company effective as of May 1, 2008 with a term expiring December 1, 2009, which was deemed to have been renewed and is currently set to expire on November 30, 2011.  Mr. Himy’s base salary is $0.2 million per year and he is eligible for a bonus of up to 25% of his salary payable in cash or stock.

Consulting Agreements with Wolverine and Viking Investment Group

On July 25, 2007, the Company entered into a consulting agreement (the “Wolverine Agreement”) with Wolverine with respect to consulting services and strategic relationships for both the capital and pharmaceutical industries. The Wolverine Agreement had a one year term. The fees under the Wolverine Agreement were: $0.5 million (paid in July 2007) and warrants to purchase up to 350,000 shares of Company common stock, all of which carry a five year term and an exercise price of $22.50 per share. The warrants carry standard cashless exercise provisions and contain a provision which prohibits exercise if at any time Wolverine and its affiliates beneficially own more than 9.9% of the Company’s common stock.

On July 26, 2007, the Company entered into a consulting agreement (the “VIG Agreement”) with Viking Investment Group II Inc. (“VIG”) to provide certain financial consulting services to the Company. The VIG Agreement had a one year term. The fees under the VIG Agreement were: $0.5 million (paid in July 2007) and warrants to purchase up to 350,000 shares of Company common stock, all of which carry a five year term and an exercise price of $22.50 per share. The warrants carry standard cashless exercise provisions and contain a provision which prohibits exercise if at any time VIG and its affiliates beneficially own more than 9.9% of the Company’s common stock.

Management estimated that the fair value of the 700,000 warrants collectively issued to Wolverine and VIG was approximately $17.1 million and is reflected in the accompanying consolidated statements of operations for the year ended December 31, 2007. This amount was estimated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions; 4.80% risk-free interest rate, 5.0 years expected holding period and 91.9% expected volatility. The Company recorded the full fair value of these warrants in the consolidated statement of operations for the year ended December 31, 2007 as a current expense because (i) the warrants vest immediately, (ii) the warrants are not subject to forfeiture, and (iii) substantial performance under the consulting agreements has been completed.

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

On August 16, 2007, in consideration for assistance in structuring a possible financing, the Company granted an outside third party a warrant to purchase up to 13,333 shares of the Company’s common stock, at an exercise price of $28.50 per share, with a warrant term of 5 years.  Management estimated that the fair value of the 13,333 warrants issued was approximately $0.3 million, using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions; 4.26% risk-free interest rate, 5.0 years expected holding period and 91.9% expected volatility.  The fair value of these warrants is included in interest expense in the accompanying consolidated statements of operations.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pursuant to a Settlement and Mutual Release Agreement, dated October 27, 2008, between the Company and Monumed, LLC, Monumed forgave the approximately $0.2 million in outstanding invoices owed to it for services rendered, and the parties exchanged mutual releases. In addition, in lieu of the remaining $0.2 million payment which was due Mr. McIntyre, the Company paid $75,000 on October 27, 2008, and agreed to pay an additional $25,000 on each of November 26, 2008 and December 24, 2008. The Company recorded $50,000 outstanding under this agreement in accrued expenses in the consolidated balance sheet as of December 31, 2009.

On March 28, 2008, pursuant to a letter agreement entered into between the Company and DDN/Obergfel, LLC (“DDN”), the Company granted DDN a warrant to purchase up to 53,333 shares of the Company’s common stock, at an exercise price of $1.65 per share, with a warrant term of 5 years. Management estimated that the fair value of the 53,333 warrants issued was approximately $0.2 million, using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions; 2.65% risk-free interest rate, 5.0 years expected holding period and 91.9% expected volatility.  The fair value of these warrants is included in general and administrative expense in the accompanying consolidated statements of operations.

On April 10, 2009 the Company granted a warrant to purchase up to 80,000 shares of its common stock at an exercise price of $0.10 per share, with a term of 5 years, as settlement for a late payment of rent to its landlord of its 13-01 Pollitt Drive, Fair Lawn, New Jersey corporate headquarters. Management estimated that the fair value of the 80,000 warrants issued was approximately $0.006 million, using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions; 1.90% risk-free interest rate, 5.0 years expected holding period and 91.86% expected volatility.  The fair value of these warrants of approximately $0.006 million is included in general and administrative expense in the accompanying consolidated statements of operations for the year ended December 31, 2009.

16.	Earnings Per Share and Warrant Information

The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per share for the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,
	2009	2008	2007
Numerator:
Net loss	$(33,940,363)	$(8,024,240)	$(70,812,688)
Denominator:
Weighted average shares	9,002,816	7,032,288	5,333,834
Basic and diluted net loss per share	$(3.77)	$(1.14)	$(13.28)

The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period.

	December 31,
	2009	2008	2007
Convertible preferred stock	-	500,000	333,333
Convertible debt	333,333	491,847	491,847
Warrants	8,954,203	4,008,377	3,864,920
Options	4,293,442	2,353,124	701,669
Total	13,580,978	7,353,348	5,391,769

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warrant transactions for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2006	2,311,066	$3.75–$143.25	$25.80
Granted	1,605,628	11.25 – 28.50	22.20
Exercised	(6,111)	7.35 – 7.35	7.35
Forfeited	(45,662)	3.75 – 67.05	49.50
Outstanding at December 31, 2007	3,864,921	3.75 – 143.25	7.50
Granted	1,433,355	3.00 – 24.75	2.97
Exercised	(611,895)	3.75 – 67.05	3.00
Forfeited	(678,006)	6.75 – 6.75	6.75
Outstanding at December 31, 2008	4,008,377	1.65 –143.25	11.00
Granted	5,904,487	0.10 – 15.41	6.44
Exercised	(80,000)	0.10 - 0.10	0.10
Forfeited	(878,661)	3.00 – 67.05	38.58
Outstanding at December 31, 2009	8,954,203	$0.10–$143.25	$2.98

The following table summarizes information about warrants outstanding and exercisable at December 31, 2009:

	Warrants Outstanding and Exercisable At December 31, 2009
Exercise Price	Number of Shares	Weighted Average Exercise Price	Expiration Dates
$ 0.10-6.75	7,623,800	$2.73	2011-2014
$ 11.25-11.55	755,818	8.33	2011-2014
$ 15.90-18.75	7,500	18.75	2010-2010
$ 22.50-22.50	539,683	20.58	2011-2012
$ 28.50-43.20	26,005	38,07	2012-2013
$ 67.05-143.25	1,397	143.25	2010-2010
$ 0.10-143.25	8,954,203	$2.98	2010-2014

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.	Unaudited Quarterly Results of Operations

Summarized unaudited quarterly operating results for years ended December 31, 2009 and 2008 are as follows:

	Quarters Ended
	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March. 31 2009
Total revenue	$2,430,365	$674,394	$641,463	$814,487
Research and development	656,177	605,821	872,189	761,504
General and administrative	495,402	548,202	675,941	1,077,218
Facilities realignment and impairment of fixed assets	-	-	51,221	126,609
Registration rights penalty	21,384	65,581	64,868	64,155
Total costs and expenses	1,172,963	1,219,604	1,664,219	2,029,486
Income (loss) from operations	1,257,402	(545,210)	(1,022,756)	(1,214,999)
Interest expense, net	364,356	408,817	400,211	447,402
Non-cash debt extinguishment	35,909,507	-	-	-
Gain on settlement of lease obligations	-	(1,953,977)	-	-
Revaluation of warrant liability	294,668	-	-	-
Gain on settlement of registration rights penalty	(1,385,017)	-	-	-
Total other expense (credit), net	34,819,158	(1,953,977)	-	-
(Loss) income before benefit from state taxes	(33,926,112)	999,950	(1,422,967)	(1,662,401)
Sale of State of New Jersey net operating losses	2,071,168	-	-	-
Net (loss) income	$(31,854,944)	$999,950	$(1,422,967)	$(1,662,401)
Net (loss) income per common share:
Basic	$(2.26)	$0.14	$(0.20)	$(0.23)
Diluted	$(2.26)	$0.14	$(0.20)	$(0.23)
Weighted average number of shares:
Basic	14,088,966	7,291,703	7,291,703	7,282,802
Diluted	14,088,966	7,398,739	7,291,703	7,282,802

	Quarters Ended
	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March. 31, 2008
Total revenue	$407,038	$877,075	$1,146,532	$719,751
Cost of sales	320	396	-	102,774
Research and development	1,374,066	1,488,214	1,613,798	1,793,558
General and administrative	989,124	996,744	417,585	(2,528,608)
Sales and marketing	(203,402)	8,760	192,413	177,736
Facilities realignment and impairment of fixed assets	54,786	40,438	37,382	2,432,828
Other	65,580	147,173	64,868	64,868
Total costs and expenses	2,280,474	2,681,725	2,326,046	2,043,156
Loss from operations	(1,873,436)	(1,804,650)	(1,179,514)	(1,323,405)
Interest expense, net	458,515	553,771	451,834	440,892
Loss before benefit from state taxes	(2,331,951)	(2,358,421)	(1,631,348)	(1,764,297)
Sale of State of New Jersey net operating losses	61,777	-	-	-
Net loss	$(2,270,174)	$(2,358,421)	$(1,631,348)	$(1,764,297)
Net loss per common share:
Basic and diluted	$(0.32)	$(0.33)	$(0.23)	$(0.27)
Weighted average number of shares:
Basic and diluted	7,206,117	7,197,821	7,197,684	6,519,782

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.	Subsequent Events

On February 2, 2010, the Company consummated a private placement to accredited investors (“Investors”) of Senior Subordinated Convertible Promissory Notes due 2013 (the “2010 Notes”) in an aggregate principal amount of $1.1 million.  The 2010 Notes bear no interest and are convertible into common stock of the Company at the option of the Investors at an initial conversion price of $0.20 per share.  In addition, the 2010 Notes automatically convert into common stock of the Company if the closing bid price of its common stock equals or exceeds 300% of the conversion price for a period of twenty consecutive trading days.  The sale of the 2010 Notes also included issuance to Investors of five-year warrants to purchase an aggregate of 5,300,000 shares of the Company’s common stock with an exercise price of $0.20 per share. The Company received net proceeds of $0.9 million after payment of an aggregate of $0.2 million of commissions and expense allowance and other offering and related costs.  The Company issued to the finders warrants to purchase 2,120,000 shares of the Company’s common stock bearing substantially the same terms as the Investor warrants.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

A.    Disclosure

As of the end of the period covered by this Annual Report on Form 10-K, management performed, with the participation of our Principal Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. Our Principal Executive Officer and our Principal Accounting Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

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

Management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. Management based its assessment on the framework set forth in COSO’s Internal Control – Integrated Framework (1992) in conjunction with Securities and Exchange Commission Release No. 33-8820 entitled "Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission".  Based on its assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009, because of the certain material weakness addressed below.

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

Information with respect to our directors will be contained in the section captioned “Structure of the Board of Directors” and “Compensation of Non-Named Executive Officer Directors” of the Definitive Proxy Statement, expected to be filed on or about April 28, 2010 with the Commission, relating to our 2009 Annual Meeting of Stockholders (“2009 Proxy Statement”), which is scheduled to be held on June 16, 2010.  Information with respect to Item 405 disclosure of delinquent Form 3, 4 or 5 filers will be contained in the section captioned “Section 16(A) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement. Those portions of the 2009 Proxy Statement are incorporated herein by reference.

The Company has adopted a code of ethics entitled “Code of Ethics for the Senior Financial Officers, Executive Officers and Directors of Vyteris, Inc.”  A copy is available to any person without charge upon written request to:

Vyteris, Inc.
Attention: Investor Relations
13-01 Pollitt Drive
Fair Lawn, New Jersey 07410

ITEM 11.	EXECUTIVE COMPENSATION

A description of the compensation of our executive officers will be contained in the section captioned “Executive Officer Compensation” and “Compensation Committee Interlocks and Insider Participation” of the 2009 Proxy Statement. That portion of the 2009 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

A description of the security ownership of certain beneficial owners and management will be contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the 2009 Proxy Statement. That portion of the 2009 Proxy Statement is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

A description of our equity compensation plans will be contained in the section captioned “Executive Officer Compensation” of the 2009 Proxy Statement. That portion of the 2009 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain relationships and related transactions with management will be contained in the section captioned “Certain Relationships and Related Transactions” in the 2009 Proxy Statement. That portion of the 2009 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

A description of the principal accounting fees and services will be contained in the section captioned “Principal Accounting Fees and Services” in the 2009 Proxy Statement. That portion of the 2009 Proxy Statement is incorporated herein by reference.

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

(a) (3)	Exhibits — The following exhibits are filed with this report:

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

3.4	Articles of Incorporation, as amended, is incorporated by reference to Exhibit 99.1 to Form 8-K filed on May 7, 2009.

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

10.131	Subscription Agreement, dated July 2007

10.132	Form of Investor Warrant, dated July 2007

10.134	2007 Outside Director Cash Compensation and Stock Incentive Plan.

10.135	2007 Stock Option Plan.

10.136	International Capital Advisory, Inc., Consulting Agreement dated July 25, 2007, as assigned to Wolverine International Holdings, on July 25, 2007.

10.137	Agreement to Engage Viking Investment Group II Inc. as a Financial Consultant dated July 26, 2007.

10.141	Separation and General Release Agreement between Vyteris, Inc. and Timothy J. McIntyre, dated as of March 21, 2008.

10.142	Letter Agreement between Ferring Pharmaceuticals, Inc. and Vyteris, Inc., dated July 8, 2008.

10.143	$2,500,000 Principal Amount Secured Note, executed by Vyteris, Inc. in favor of Ferring Pharmaceuticals, Inc., dated July 8, 2008.

10.144	$50,000 Principal Amount Secured Note, executed by Vyteris, Inc. in favor of Ferring Pharmaceuticals, Inc., dated July 8, 2008.

10.145	Security Agreement, between Vyteris, Inc. and Ferring Pharmaceuticals, Inc., dated July 8, 2008.

10.146	Certificate of Change of Vyteris, Inc., filed with the Nevada Secretary of State on May 6, 2008.

10.147	Employment Agreement between the Company and Haro Hartounian, dated November 21, 2008

10.148	Employment Agreement between the Company and Joseph Himy, dated November 21, 2008

10.149	$200,000 Principal amount note, executed by Vyteris, Inc., in favor of Ferring Pharmaceuticals, Inc., dated December 2008.

10.150	Letter Agreement, executed by Vyteris, Inc., Vyteris, Inc. and Ferring Pharmaceuticals, Inc., dated March 2009

10.151	Equipment Lease, executed by Vyteris, Inc. and Ferring Pharmaceuticals, Inc., dated March 2009

10.152	Security Agreements, executed by Vyteris, Inc. and Ferring Pharmaceuticals, Inc., dated March 2009

10.153	Restructuring Agreement, dated as of October 1, 2009, by Vyteris, Inc. and Spencer Trask Specialty Group, is incorporated by reference to Exhibit 99.1 to the Form 8-K filed October 5, 2009

10.154	Amendment to Restructuring Agreement, dated as of December 24, 2009, in incorporated by reference to Exhibit 99.1 to Form 8-K filed December 29, 2009

10.155	Form of Note, dated February 2010

16.1	Letter from Madsen & Associates, CPA's, Inc. dated November 5, 2004 is incorporated by reference to Exhibit 16.1 to Treasure Mountain Holdings’ Current Report on Form 8-K filed November 5, 2004.

21.1	Subsidiaries of Treasure Mountain is incorporated by reference to Exhibit 21.1 to Treasure Mountain Holdings’ Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vyteris , Inc.

March 24, 2010	By:	/s/ Haro Hartounian
Haro Hartounian
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated..

Signature	Title	Date

/s/ EUGENE BAUER	Chairman of the Board of Directors	March 24, 2010
Eugene Bauer

/s/ HARO HARTOUNIAN	President, Chief Executive Officer	March 24, 2010
Haro Hartounian	and Director (Principal Executive Officer)

/s/ JOSEPH N. HIMY	Chief Financial Officer	March 24, 2010
Joseph N. Himy	(Principal Accounting Officer)

/s/ JOHN BURROWS	Director	March 24, 2010
John Burrows

/s/ ARTHUR COURBANOU	Director	March 24, 2010
Arthur Courbanou

/s/ DAVID DIGIACINTO	Director	March 24, 2010
David DiGiacinto

/s/ SUSAN GUERIN	Director	March 24, 2010
Susan Guerin

/s/ RUSSELL O. POTTS	Director	March 24, 2010
Russell O. Potts