Form 10-K/A
period 2008-12-31
Vyteris, Inc.
filed 2010-03-26
CIK 1139950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 2 TO FORM 10-K
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

This is a “short form” amendment to Form 10-K which merely updates the exhibit list under Item 15 to reflect no confidential treatment requested for Exhibit 10.149 and attaching Exhibit 10.149 thereto in its entirety.

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

Vyteris , Inc.

March 22, 2010	By:	/s/ Haro Hartounian
Haro Hartounian
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID DIGIACINTO	Director	March 22, 2010
David DiGiacinto

/s/ HARO HARTOUNIAN	President, Chief Executive Officer	March 22, 2010
Haro Hartounian	and Director (Principal Executive Officer)

/s/ JOSEPH N. HIMY	Chief Financial Officer	March 22, 2010
Joseph N. Himy	(Principal Accounting Officer)

/s/ ARTHUR COURBANOU	Director	March 22, 2010
Arthur Courbanou

/s/ RUSSELL O. POTTS	Director	March 22, 2010
Russell O. Potts

/s/ SUSAN GUERIN	Director	March 22, 2010
Susan Guerin