Form 10-K/A
period 2008-12-31
Vyteris, Inc.
filed 2010-05-12
CIK 1139950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 3 TO FORM 10-K
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

This is a “short form” amendment to Form 10-K which merely updates the exhibit list under Item 15 to reflect no confidential treatment requested for Exhibit 10.149 and attaching Exhibit 10.149 thereto in its entirety with all schedules and exhibits.

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

Vyteris , Inc.

May 12, 2010	By:	/s/ Haro Hartounian
Haro Hartounian
Chief Executive Officer and Director (Principal Executive Officer)