Form 10-Q
period 2010-03-31
Vyteris, Inc.
filed 2010-05-14
CIK 1139950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐       NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

CLASS	OUTSTANDING AT MAY 2, 2010
Common stock, par value $0.015 share	62,568,817

VYTERIS, INC.

FORM 10-Q

Vyteris® and LidoSite® are our trademarks. All other trademarks, servicemarks or trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

ITEM 1. FINANCIAL STATEMENTS

VYTERIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,724,668	$2,173,039
Other current assets	92,288	120,527
Total current assets	1,816,956	2,293,566

Debt issuance costs, net	1,359,206	—
Property and equipment, net	84,993	114,024
Other assets	290,352	225,356
TOTAL ASSETS	$3,551,507	$2,632,946

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,306,373	$2,432,976
Interest payable and accrued expenses due to a related party	137,450	111,560
Derivative financial instruments	4,363,677	2,634,487
Accrued expenses and other	3,176,923	3,135,013
Total current liabilities	9,984,423	8,314,036

Promissory note due to a related party	1,750,000	1,750,000
Senior subordinated convertible debentures, net of discount	2,994	—
Deferred revenue and other	796,237	821,237
Convertible note	500,000	500,000
Total liabilities	13,033,654	11,385,273

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, par value $0.015 per share; 400,000,000 shares authorized, at March 31, 2010 and December 31, 2009, 62,568,817 and 62,398,817 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	938,532	935,982
Additional paid-in capital	207,116,835	204,642,912
Accumulated deficit	(217,537,514)	(214,331,221)
Total stockholders’ equity (deficit)	(9,482,147)	(8,752,327)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,551,507	$2,632,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2010	2009
Revenues:
Product development	$—	$626,931
Other revenue	14,323	187,556
Total revenues	14,323	814,487

Cost and expenses:
Research and development	794,041	761,504
General and administrative	1,704,768	1,077,218
Facilities realignment and impairment of fixed assets	—	126,609
Registration rights penalty	—	64,155
Total cost and expenses	2,498,809	2,029,486
Loss from operations	(2,484,486)	(1,214,999)

Interest (income) expense:
Interest income	(202)	(330)
Interest expense to related parties	23,726	388,538
Interest expense	16,700	59,194
Interest expense, net	40,224	447,402

Increase in fair value of derivative financial instruments	681,583	—

Net loss	$(3,206,293)	$(1,662,401)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.23)

Weighted average number of common shares:
Basic and diluted	62,640,753	7,282,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
			Additional			Total
	Common Stock		Paid-in	Accumulated		Stockholders’
	Shares	Amount	Capital	Deficit		Equity (Deficit)
Balance at December 31, 2009	62,398,817	$935,982	$204,642,912	$(214,331,221)		$(8,752,327)
Non-cash stock based compensation expense, net	—	—	1,184,369	—		1,184,369
Issuance of common stock for services rendered	170,000	2,550	97,850	—		100,400
Issuance of warrants for services rendered	—	—	1,181,476	—		1,181,476
Reclassification of the fair value of warrants from an equity instrument to a liability instrument	—	—	10,228	—		10,228
Net loss for the three months ended March 31, 2010	—	—	—	(3,206,293	) )	(3,206,293)
Balance at March 31, 2010	62,568,817	$938,532	$207,116,835	$(217,537,514)		$(9,482,147)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,206,293)	$(1,662,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	29,031	58,651
Stock based compensation charges	1,184,369	136,895
Increase in fair value of derivative financial instruments	681,583	-
Accrued registration rights penalty	-	64,155
Other	77,063	121,689
Change in operating assets and liabilities:
Accounts receivable	-	(601,970)
Other assets	(36,757)	122,772
Accounts payable	(126,603)	(44,996)
Accrued expenses and other liabilities	44,263	1,007,553
Interest payable and accrued expenses to related parties	25,890	388,538
Net cash (used in) operating activities	(1,327,454)	(409,114)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from senior secured subordinated convertible debentures	1,060,000	-
Senior subordinated convertible debentures issuance costs	(180,917)	-
Net proceeds from sale of manufacturing agreement	-	569,712
Repayment of secured convertible debentures	-	(250,000)
Net cash provided by financing activities	879,083	319,712

Net (decrease) in cash and cash equivalents	(448,371)	(89,402)
Cash and cash equivalents at beginning of the period	2,173,039	222,821
Cash and cash equivalents at end of the period	$1,724,668	$133,419

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,633	$1,433
Repayment of secured convertible debenture in exchange for milestone payment	-	2,500,000
Warrants issued to investment finders included in debt issuance costs	1,181,476	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	Organization and Basis of Presentation

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared assuming that Vyteris, Inc. (formerly Vyteris Holdings (Nevada), Inc.), (the terms “Vyteris” and the “Company” refer to each of Vyteris, Inc., its subsidiary, Vyteris, Inc. (incorporated in the State of Delaware) and the consolidated entity) will continue as a going concern.

In December 2009, the Company converted $20.3 million of secured indebtedness and preferred stock into common stock of the Company, as well as received a net cash payment of $2.1 million from the sale of the Company’s State of New Jersey net operating losses.  In February 2010, the Company raised $1.1 million through the sale of senior secured convertible debentures.  Nonetheless, subsequent financings will be required to fund the Company’s operations, fund research and development for new products, repay past due payables and pay debt service requirements.

As a result of the conversion of $20.3 million of secured indebtedness and preferred stock into common stock of the Company, Spencer Trask Specialty Group and Affiliates (“STSG”) owned 82.8% of the issued and outstanding common stock of the Company as of March 31, 2010. Due to this stock ownership, the Company is controlled by STSG and is deemed a “controlled corporation”. STSG may influence the Company to take actions that conflict with the interests of other shareholders.  In December 2009, Ferring Pharmaceuticals, Inc. (“Ferring”) terminated its License Agreement with the Company and thus discontinued its collaborative effort with the Company for their joint infertility project. The Company is in negotiations with Ferring regarding final disposition of matters including sums owed by the Company to Ferring and release of liens on intellectual property owned by the Company subject to Ferring’s lien.  As of March 31, 2010, the Company recorded $1.4 million in accrued expenses and other in the condensed consolidated balance sheets for the estimated amounts due to Ferring.

No assurance can be given that the Company will be successful in procuring the further financing needed to continue the execution of its business plan, which includes the development of new products. Failure to obtain such financing would require management to substantially curtail, if not cease, operations, which would result in a material adverse effect on the financial position and results of operations of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The report of the independent registered public accounting firm relating to the audit of the Company's consolidated financial statements for the year ended December 31, 2009 contains an explanatory paragraph expressing uncertainty regarding the Company’s ability to continue as a going concern because of its operating losses and its continuing need for additional capital in order to continue operations. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue in business as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. The condensed consolidated balance sheet as of December 31, 2009 has been derived from those audited consolidated financial statements. Operating results for the three month period ended  March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Accounting policies

There have been no significant changes in the Company’s accounting policies (as detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2009). The following significant accounting policies are included herein.

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

Income Taxes

The Company accounts for income taxes as codified in ASC 740-10-05. Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

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

Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities reported in the consolidated balance sheets equal or approximate their fair value due to their short term to maturity. The Company recorded all outstanding debt instruments at their full value. Due to the lack of market conditions and unique features of the instruments, the fair value of the Company’s debt instruments is not readily determinable.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

Debt instruments, offering costs and the associated features and instruments contained therein

Deferred financing costs are amortized over the term of their associated debt instruments. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the debt instrument between the warrants and the debt based on their relative fair values as codified in ASC 470-20-25. The fair value of the warrants issued to debt holders or placement agents are calculated utilizing the Black-Scholes-Merton option-pricing model. The Company amortizes the resultant discount or other features over the terms of the debt through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated.

Warrants

The Company adopted Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”) effective January 1, 2009. The adoption of EITF 07-5 affects the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company evaluated whether its warrants contain provisions that protect holders from declines in its stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The Company determined that a portion of its outstanding warrants contained such provisions thereby concluding they were not indexed to the Company’s own stock.

Derivative Financial Instruments

The Company’s objectives in using debt-related derivative financial instruments are to obtain the lowest cash cost source of funds within a targeted range of variable-to fixed-rate debt obligations. Derivatives are recognized in the condensed consolidated balance sheets at fair value as required by ASC topic 815 “Derivatives and Hedging” (“ASC Topic 815”). The estimated fair value of the derivative liabilities is calculated using the Black-Scholes method where applicable and such estimates are revalued at each balance sheet date, with changes in value recorded as other income or expense in the condensed consolidated statement of operations. As a result of the Company’s adoption of ASC Topic 815, effective January 1, 2009, outstanding warrants that the Company classified as derivative financial instruments as were accounted for as derivatives.

Fair Value Measurements

The Company measures fair value in accordance with Statement ASC 820 (formerly SFAS No. 157), Fair Value Measurements. ASC 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

• Level 1 - unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

• Level 2 - inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

• Level 3 - unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

Recently issued accounting standards

In September 2009, the FASB ratified final Emerging Issues Task Force (“EITF”) Issue 08-01, Revenue Arrangements with Multiple Deliverables (“EITF 08-01”). EITF 08-1 will enable entities to separately account for individual deliverables for many more revenue arrangements. By removing the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables, the EITF expects the recognition of revenue to more closely align with the economics of certain revenue arrangements.  EITF 08-1 applies to all deliverables in contractual arrangements in all industries in which a vendor will perform multiple revenue-generating activities, except when some or all deliverables in a multiple deliverable arrangement are within the scope of other, more specific sections of the Codification and other sections of ASC 605 on revenue recognition.  Specifically, EITF 08-01 addresses the unit of accounting for arrangements involving multiple deliverables.  It also addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable. EITF 08-01 requires a vendor to evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting.  This evaluation must be performed at the inception of an arrangement and as each item in the arrangement is delivered. The adoption of this guidance will not have a material impact on the Company’s condensed consolidated financial statements.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

3.	Property and Equipment, net

Property and equipment, net, consist of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)

Manufacturing and laboratory equipment	$1,875,930	$1,875,930
Furniture and fixtures	156,543	156,543
Office equipment	345,423	345,423
Leasehold improvements	367,818	367,818
Software	205,210	205,210
	2,950,924	2,950,924
Less: Accumulated depreciation and amortization	(2,865,931)	(2,836,900)
Property and equipment, net	$84,993	$114,024

Depreciation and amortization expense, included in cost and expenses in the accompanying condensed consolidated statements of operations, was approximately $0.03 million and $0.06 million for the three months ended March 31, 2010 and 2009, respectively.

4.      Accrued Expenses and Other

Accrued expenses and other consist of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)

Compensation, accrued bonuses and benefits payable	$419,517	$413,743
Continuous motion patch machine costs and delivery	172,198	183,452
Reimbursement of development costs to Ferring	1,386,918	1,386,919
Accrued insurance costs	51,099	101,224
Accounting, legal and consulting fees	400,551	334,095
Outside services	341,253	371,243
Food and drug administration fees	214,602	193,521
Other	190,785	150,816
Accrued expenses and other	$3,176,923	$3,135,013

5.      Promissory Note Due to a Related Party

In December 2009, the Company issued STSG a Promissory Note (“2009 Promissory Note”) with a principal amount of $2.0 million with interest accruing at the rate of 6% per year and with the same duration as the first debt security to expire pursuant to a Qualified Financing, or if it does not involve the sale of debt securities, December 24, 2012.  As promissory notes with respect to a Qualified Financing were issued by the Company on February 2, 2010, which expire on February 2, 2013, the 2009 Promissory Note shall expire on February 2, 2013.  The  2009 Promissory Note is secured by a lien on the Company’s assets, subordinate to the lien of any existing creditors that have a lien senior to that of STSG and to any liens resulting from a Qualified Financing.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

On December 28, 2009, the Company paid STSG $0.3 million to reduce the principal amount of the 2009 Promissory Note to $1.8 million as of December 31, 2009. Upon consummation of a Qualified Financing with gross proceeds in excess of $3.0 million, the Company is required to make another prepayment of $0.5 million. Upon consummation of a Qualified Financing with gross proceeds in excess of $5.0 million, the Company is required to make another prepayment of 50% of the net proceeds from any Qualified Financing in excess of $5.0 million.

6.      February 2010 Senior Subordinated Convertible Promissory Notes

On February 2, 2010, the Company sold to accredited investors (“Investors”) in a private placement $1.1 million principal amount of Senior Subordinated Convertible Promissory Notes due 2013 (the “February 2010 Notes”).  The February 2010 Notes bear no interest and are convertible into our common stock at the option of the Investors anytime at an initial conversion price of $0.20 per share.  The conversion price automatically reduces by 1.5% of the conversion price after each 90 day period that February 2010 Notes are outstanding, and additionally, the conversion price resets in the event of a subsequent issuance of stock at a lower price than the then effective conversion price. In addition, the February 2010 notes automatically convert into our common stock if the closing bid price of the Company’s common stock equals or exceeds 300% of the conversion price for a period of twenty consecutive trading days.  In connection with the sale of the February 2010 Notes, the Company also issued five-year warrants to purchase an aggregate of 5,300,000 shares of the Company’s common stock with an exercise price of $0.20 per share.  In conjunction therewith, the Company provided customary “piggyback” registration rights for a 24-month period to the Investors with respect to the shares of common stock underlying the notes and warrants. This private placement transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D, promulgated thereunder.

The Company received net proceeds of $0.9 million after payment of an aggregate of $0.1 of commissions and expense allowance to Spencer Trask Ventures, Inc. (“STVI”) a related party to STSG, a principal stockholder of the Company, as well as one finder, and approximately $43,000 of other offering and related costs.  STVI and the finders also received in the aggregate warrants to purchase 2,120,000 shares of the Company’s common stock bearing substantially the same terms as the Investor warrants.

In accordance with accounting for convertible instruments issued with detachable warrants (ASC 470-20), the Company determined the relative fair value of the aforementioned instruments and recorded debt discount at February 2010 totaling $1.1 million (representing the extent of the debt and corresponding derivative liabilities of $0.3 million for the convertible debt conversion feature and $0.8 million for the warrant). At March 31, 2010, the Company adjusted the fair value of the derivative liabilities and determined the fair value of the warrant liability amounted to $1.7 million (a level 3 market value based on a Black Scholes pricing model) and the fair value of the convertible debt conversion feature amounted to $2.1 million (a level 3 market value based on pricing methodologies used to determine conversion features, which encompass the fair value of the Company’s stock as of March 31, 2010.) As a result of this adjustment, the Company recognized a $2.8 million loss on derivative financial instruments for the three month period ended March 31, 2010 consisting of $1.9 million charge for the convertible debt conversion feature and a $0.9 million charge for the revaluation of the warrant liability on the condensed consolidated statement of operations. For the quarter ended March 31, 2010, the Company recorded a charge of approximately $0.7 million for changes in the value of derivative instruments, which included the above mentioned $2.8 million charge, offset by favorable changes in the valuation of other outstanding warrants of approximately $2.1 million.

The Company recorded amortization of the aforementioned debt discount of $2,994 for three month period ended March 31, 2010 as interest expense, using the effective interest method on the condensed consolidated statement of operations. Unamortized debt discount at March 31, 2010 totaled $1.1 million.

As of the February 2010 closing date, the Company incurred debt issuance costs of $1.4 million, representing warrants issued to purchase 2,120,000 shares with a fair value of $1.2 million as a fee to STVI, in its capacity as a placement agent for the transaction and other costs totaling $0.2 million.  Such costs have been classified as other assets in accordance with accounting for debt issue costs (ASC 835-30) and are being amortized over the life of the corresponding debt using the effective interest method.  As of and for the quarter ended March 31, 2010, amortization of such costs amounted to $3,187 as a charge to interest expense on the condensed consolidated statement of operations.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

7.	Termination of Ferring Agreement

On December 21, 2009, the Company received notice from Ferring of its termination of the License and Development Agreement by and between the Company and Ferring (“Agreement”), effective January 21, 2010.   Pursuant to the Agreement, upon a termination by Ferring, the following disposition of intellectual property associated with the Agreement shall occur:

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
Ferring shall cease to use any Know-How, Information or Materials arising under this Agreement to the extent such Know-How, Information or Materials is owned by Ferring and shall promptly return to the Company all such materials.

The Company is in negotiations with Ferring regarding final disposition of matters including sums owed by the Company to Ferring and release of liens on intellectual property owned by the Company subject to Ferring’s lien.  As of March 31, 2010, the Company recorded $1.4 million in accrued expenses and other in the condensed consolidated balance sheets for the estimated amounts due to Ferring (see Subsequent Events Note 12).

8.	Related Party Transactions

In addition to the Promissory Note Due to a Related Party described in Note 5, finders fees described in Note 6 and placement agent fees described in Note 12, the Company had the following related party transactions:

•
At March 31, 2010 and December 31, 2009, approximately $0.2 million is included in interest payable and accrued expenses due to related party in the accompanying condensed consolidated balance sheets for amounts owed to STSG and STVI for certain expenses paid on behalf of the Company. There were no such payments in 2010.

•	The Company paid Russell Potts, one of its directors, approximately $5,400 for the three months ended March 31, 2010, for consulting services and out of pocket expenses.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
9.	Stock-Based Compensation

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

Effective as of March 31, 2010, the Company amended its 2005 Stock Option Plan to increase the number of options available for grant under the plan pursuant to authorization provided by the unanimous consent of its Board of Directors.  Specifically, the number of options available in its 2005 Stock Option Plan was increased to 20,000,000 options available to grant.

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

Outside Director Stock Incentive Plans

2007 Directors’ Incentive Plan

On August 1, 2007, the Company formally adopted its 2007 Outside Director Cash Compensation and Stock Incentive Plan (the “2007 Directors’ Incentive Plan”). The 2007 Directors’ Incentive Plan, which replaced the 2005 Directors’ Incentive Plan, increases the number of authorized shares under the 2007 Directors’ Incentive Plan to 333,333. As of December 31, 2009, the Company amended the 2007 Directors’ Incentive Plan pursuant to authorization provided by the unanimous consent of its Board of Directors to increase the number of authorized shares from 333,333 options to 2,583,333 options.  As of March 31, 2010, the Company issued 1,265,374 options to purchase shares of the Company’s common stock under the 2007 Directors’ Incentive Plan. The 2007 Directors’ Incentive Plan is being replaced with the 2010 Directors’ Incentive Plan in April 2010.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

2010 Directors’ Incentive Plan

In March 2010, the Company’s Board of Directors unanimously approved the Company’s 2010 Outside Director Cash Compensation and Stock Incentive Plan (the “2010 Directors’ Incentive Plan”).  The 2010 Directors’ Incentive Plan, which is replacing the 2007 Directors’ Incentive Plan, increases the number of authorized options under the Directors’ Incentive Plan from 2,583,333 options to 10,000,000 options.

Stock option activity for all plans for the three month period ended March 31, 2010 is as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price	Intrinsic Value
Outstanding at January 1, 2010	4,293,442	0.25 - 45.60	0.84	-
Granted	11,744,723	0.35 – 0.65	0.50
Exercised	-	-	-
Forfeited	(45,341)	0.29 - 45.60	0.74
Outstanding at March 31, 2010	15,992,824	0.25 - 45.60	0.79	$678,993
Exercisable at March 31, 2010	5,568,960	$0.25 - $45.60	$1.37	$306,447

The following table summarizes information about stock options outstanding and exercisable under all plans at March 31, 2010:

	Options Outstanding at March 31, 2010			Options Exercisable at March 31, 2010
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares	Weighted Average Exercise Price
$0.25-18.60	15,807,262	$0.51	8.79	5,384,613	$0.59
$18.61-21.75	86,536	19.73	2.14	86,542	19.73
$21.76-24.00	20,267	23.26	7.41	19,020	23.26
$24.01-31.50	17,016	29.65	4.06	17,036	29.65
$31.51-45.60	61,743	42.19	5.62	61,749	42.19
	15,992,824	$0.79	7.05	5,568,960	$1.37

The following table summarizes the Company’s unvested stock awards under all plans as of March 31, 2010 and 2009:
	As of March 31, 2010		As of March 31, 2009
Unvested Stock Option Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1,	1,757,308	$0.57	1,240,078	$0.69
Awards	11,744,723	$1.00	-	-
Forfeitures	-	-	(35,937)	$1.22
Vestings	(3,078,167)	$0.50	(103,628)	$1.85
Unvested at March 31,	10,423,864	$0.57	1,100,513	$0.57

Stock options available for grant under all stock option plans covered a total of 13,985,250 shares of common stock at March 31, 2010.  Stock options available for grant under the 2005 Stock Option Plan covered 8,680,499 shares of stock, and the 2010 Outside Director Stock Incentive Plans covered 5,304,751 shares of stock at March 31, 2010.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

The fair value of stock-based awards was estimated using the Black-Scholes-Merton model, or in the case of awards with market or performance based conditions, the binomial model with the following weighted-average assumptions for stock options granted in three month periods ended March 31, 2010 and 2009 is as follows:

	March 31,
	2010	2009
		(1)
Expected holding period (years)	5.0	-
Risk-free interest rate	2.38%	-
Dividend yield	0%	-
Fair value of options granted	$0.36	-
Expected volatility	91.86%	-
Forfeiture rate	15.38%	-

(1) The Company did not grant stock options in the three months ended March 31, 2009

The Company’s computation of expected life is based on historical exercise and forfeiture patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The key factors in the Company’s determination of expected volatility are historical and market-based implied volatility, comparable companies with longer stock trading periods than the Company and industry benchmarks. The following table sets forth the total stock-based compensation expense resulting from stock options in the Company’s condensed consolidated statements of operations for the three month periods ended March 31, 2010 and 2009:

	March 31,
	2010	2009
Research and development	$209,195	$23,732
General and administrative	966,430	105,719
Sales and marketing	8,744	7,444
Stock-based compensation expense before income taxes	1,184,369	136,895
Income tax benefit	-	-
Total stock-based compensation expense after income taxes	$1,184,369	$136,895

As of March 31, 2010, $2.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.4 years.

10.	Material Agreements

Senior Executive Employment Agreements

On November 21, 2008, the Company entered into an employment agreement with Dr. Hartounian effective as of  effective as of May 1, 2008 with a term expiring December 1, 2009, which was  renewed and is currently set to expire on November 30, 2011.  Dr. Hartounian’s base salary is $0.3 million per year and he is eligible for a bonus of up to 40% of his salary payable in cash.  In connection with the extension of the term of the employment agreement, Dr. Hartounian is to be granted up to 7,423,970 options to purchase Company common stock, with 2,598,390 options granted each immediately and upon raising of $1.0 million by the Company (with the initial 5,196,780 options having been granted) and 2,227,191 options to be granted upon raising of $7.0 million by the Company.  All options granted shall vest as follows:  35% immediately upon issuance and 65% quarterly over three years from date of grant.

On November 21, 2008, the Company entered into an employment agreement with Joseph N. Himy effective as of May 1, 2008 with a term expiring December 1, 2009, which is currently set to expire on November 30, 2011.  Mr. Himy’s base salary is $0.2 million per year and he is eligible for a bonus of up to 25% of his salary payable in cash or stock.  Mr. Himy is to be granted up to 2,227,191 options, with 779,517 options granted each immediately and upon raising of $1.0 million by the Company (with the initial 1,559,034 options having been granted) and 668,157 options to be granted upon raising of $7.0 million by the Company.  All options granted shall vest as follows:  35% immediately upon issuance and 65% quarterly over three years from date of grant.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

Convertible Note

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

Other

Pursuant to a Settlement and Mutual Release Agreement, dated October 27, 2008, between the Company and Monumed, LLC, Monumed forgave the approximately $0.2 million in outstanding invoices owed to it for services rendered, and the parties exchanged mutual releases. In addition, in lieu of the remaining $0.2 million payment which was due Mr. McIntyre, the Company paid $75,000 on October 27, 2008, and agreed to pay an additional $25,000 on each of November 26, 2008 and December 24, 2008. The Company recorded $50,000 outstanding under this agreement in accrued expenses in the condensed consolidated balance sheet as of both March 31, 2010 and December 31, 2009.

11.	Loss Per Share and Warrant Information

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share for the three month periods ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Numerator:
Net loss	$(3,206,293)	$(1,662,401)

Denominator:
Weighted average shares:
Basic and diluted	62,640,753	7,282,801

Net income (loss) per share:
Basic and diluted	$(0.05)	$(0.23)

The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period.

	As of March 31,
	2010	2009
Convertible preferred stock	-	500,000
Convertible debt	333,333	365,180
Warrants	16,498,089	4,008,377
Options	15,992,824	2,316,594
Total	32,824,246	7,190,151

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

The following table summarizes information about warrants outstanding and exercisable at March 31, 2010:

	Warrants Outstanding and Exercisable At March 31, 2010
Exercise Price	Number of Shares	Weighted Average Exercise Price	Expiration Dates
$ 0.10-6.75	15,043,800	$2.35	2010 -2015
$ 6.79-11.25	852,706	7.46	2011- 2014
$ 15.90-18.75	7,500	18.75	2010- 2010
$ 13.49-22.50	566,681	20.06	2011- 2012
$ 28.50-45.00	26,005	38.07	2010-2013
$ 67.05-143.25	1,397	143.25	2010-2010
$ 0.10-143.25	16,498,089	1.71	2010-2014

12.  Subsequent Events

On April 9, 2010, the Company received notice from Ferring that it is in breach of its obligations under the arrangements between the two entities for failure to make payments to Ferring with respect to development costs, and Ferring demanded payment in the amount of $1.7 million by April 30, 2010.  Ferring has agreed to forbear from exercising any remedies against us for a period of 30 days from April 30, 2010, thus extending the date by which payment must be made to May 30, 2010.  The Company intends to continue to work with Ferring to arrive at a mutually acceptable resolution to the outstanding matters between the two entities.

On May 6, 2010, the Company consummated a private placement to accredited investors (“Investors”) of $0.7 million principal amount of Senior Subordinated Convertible Promissory Notes due 2013 (the “2010 Notes”).  The sale of the 2010 Notes also included issuance to Investors of five-year warrants to purchase an aggregate of 3,625,000 shares of our common stock with an exercise price of $0.25 per share.  Spencer Trask Ventures, Inc. acted as placement agent in connection with the private placement.  The 2010 Notes have the same terms as those issued in the February 2010 private placement.  This private placement transaction to accredited investors is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D, promulgated thereunder.

In connection with the final closing, the Company received net proceeds of $0.6 million, after payment of an aggregate of $0.1 million of commissions and expense allowance to the placement agent and other offering and related costs.  The placement agent also received warrants to purchase 1,450,000 shares of our common stock (725,000 warrants at an exercise price of $0.20 and 725,000 warrants at an exercise price of $0.25) bearing substantially the same terms as the Investor warrants.

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

Our Technology

Our active transdermal drug delivery technology is based upon a process known as electrotransport, or more specifically, iontophoresis, the ability to transport drugs, including peptides, through the skin by applying a low-level electrical current. Our active patch patented technology works by applying a charge to the drug-holding reservoir of the patch. This process differs significantly from passive transdermal drug delivery which relies on the slow, steady diffusion of drugs through the skin. A significantly greater number of drugs can be delivered through active transdermal delivery than is possible with passive transdermal delivery.  Our technology can also be used in conjunction with complementary technologies to further enhance the ability to deliver drugs transdermally.

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

Liquidity

On March 31, 2010, our cash position was $1.7 million, and we had a working capital deficit of $8.2 million. There is substantial doubt about our ability to continue as a going concern. We implemented several cost reduction measures in 2009, including headcount and salary reductions, reducing the level of effort spent on research and development programs, general decrease in overhead costs and renegotiation of our cost structures with our vendors. In December 2009, Ferring discontinued its collaborative effort with us for our joint infertility project.  On April 9, 2010, we received notice from Ferring that we are in breach of our obligations under the arrangements between the two entities for failure to make payments to Ferring with respect to development costs and demanded payment in the amount of $1.7 million by April 30, 2010.  We do not concur as to the calculation of the amount owed and will endeavor to resolve the sum due with Ferring.  Ferring has agreed to forbear from exercising any remedies against us for a period of 30 days from April 30, 2010, thus extending the date by which payment must be made to May 30, 2010.  We intend to continue to work with Ferring to arrive at a mutually acceptable resolution to the outstanding matters between the two entities.

In March 2009, we sold (and then leased-back) our PMK 150 patch manufacturing machine to Ferring for $1.0 million, of which $0.5 million was made available to us to assist in funding operations.  On October 30, 2009, the Company issued 3,000,000 shares of its common stock and 3,000,000 warrants to purchase its common stock to an investor in a private placement transaction for a purchase price of $0.6 million.  In December 2009, we converted over $20.3 million of secured indebtedness and preferred stock into our common stock, and we received a net cash payment of $2.1 million from the sale of our State of New Jersey income tax credits resulting from our net operating losses.  In February 2010, we raised $1.1 million through the sale of senior secured convertible debentures and warrants.

However, unless we are able to raise additional funding, we may be unable to continue operations.  Especially in the current economic climate, additional funding may not be available on favorable terms or at all. Failure to obtain such financing would require management to substantially curtail operations, which would result in a material adverse effect on our financial position and results of operations. In the event that we do raise additional capital through a borrowing, the covenants associated with existing debt instruments may impose substantial impediments on us.

Business Model

Our long term viability is linked to our ability to successfully pursue new opportunities with products that can be delivered by means of our smart patch technology, such as those facing patent expiration. In addition to extended patent and clinical usage, our platform may also be a useful tool for pharmaceutical and biotechnology companies to reduce their research and development investment and protect their brands against generics.  Based upon these tenets, our business model for achieving corporate growth focuses on three areas:  commercialization and revenue-development strategies, technology initiatives and acquisition opportunities.  By focusing on all three areas during the balance of 2010, we seek to expand our capabilities to generate revenues over the next several years.

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

Given the December 2009 termination by Ferring of its joint collaborative infertility project with us, we have reevaluated our business strategy.  We seek to continue to streamline our operations and focus our resources on a narrow breadth of projects geared to determine viability and/or sale and license of our current in-house projects.  We will also evaluate a finite number of licensing and/or acquisition opportunities in an effort to bring in a technology or product which is closer to commercialization, such as a complementary technology appropriate for Phase III testing.  Our business plan will continue to evolve over the next few fiscal quarters as we evaluate in-house projects as well as review appropriate outside opportunities.

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

Significant Accounting Policies

Our discussion and analysis of our financial position and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2009.  The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported revenues and expenses during the period.

We consider certain accounting policies related to revenue recognition, accrued expenses, stock-based compensation and deferred financing and other debt-related costs to be significant to our business operations and the understanding of our results of operations.

Revenue

Product development revenue

In accordance with ASC 605-45-15, we recognize revenues for the reimbursement of development costs when it bears all the risk for selection of and payment to vendors and employees.

Licensing revenue

We use revenue recognition criteria outlined in ASC 605-25.

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

Stock-based Compensation

We account for our stock based employee compensation plans under ASC 718-10 and ASC 505-50.  ASC 718-10 and ASC 505-50 address the accounting for shared based payment transactions in which an enterprise receives employee services for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments.  ASC 718-10 and ASC 505-50 require that such transactions be accounted for using a fair value based method.

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

Deferred Financing and Other Debt-Related Costs

Deferred financing costs are amortized over the term of its associated debt instrument.  We evaluate the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist.  We allocate the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with ASC 470-20-25.  The fair value of the warrants issued to note holders or placement agents are calculated utilizing the Black-Scholes-Merton option-pricing model.  We amortize the resultant discount or other features over the terms of the notes through its earliest maturity date using the effective interest method. Under this method, interest expense recognized each period will increase significantly as the instrument approaches its maturity date.  If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated.

Recently Issued Accounting Standards

In September 2009, the FASB ratified final Emerging Issues Task Force (“EITF”) Issue 08-01, Revenue Arrangements with Multiple Deliverables (“EITF 08-01”). EITF 08-1 will enable entities to separately account for individual deliverables for many more revenue arrangements. By removing the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables, the EITF expects the recognition of revenue to more closely align with the economics of certain revenue arrangements.  EITF 08-01 applies to all deliverables in contractual arrangements in all industries in which a vendor will perform multiple revenue-generating activities, except when some or all deliverables in a multiple deliverable arrangement are within the scope of other, more specific sections of the Codification and other sections of ASC 605 on revenue recognition.  Specifically, EITF 08-01 addresses the unit of accounting for arrangements involving multiple deliverables.  It also addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable. EITF 08-01 requires a vendor to evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting.  This evaluation must be performed at the inception of an arrangement and as each item in the arrangement is delivered. The adoption of this guidance will not have a material impact on our condensed consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.

Consolidated Results of Operations

The following table sets forth the percentage increases or (decreases) in certain line items on our condensed consolidated statements of operations for the three months ended March 31, 2010:

Three months ended March 31, 2010 Versus March 31, 2009
Revenues	(98.2)%
Research and development	4.3%
General and administrative	58.3%
Facilities realignment and impairment of fixed assets	(100.0)%
Registration rights penalty	(100.0)%
Interest (income) expense, net	(91.0)%
Increase in fair value of derivative financial instruments	100.0%
Net loss	(92.9)%

Comparison of the Three Month Periods Ended March 31, 2010 and 2009

Revenues

Revenues were $14,000 for the three months ended March 31, 2010, compared to $0.8 million for the comparable period in 2009, a decrease of 98.2% or $0.8 million. Our revenue for the three-month period ended March 31, 2009 was primarily derived from reimbursement of product development costs from Ferring. This decrease is primarily attributable to the termination by Ferring of its License Agreement with us in December 2009.

We are currently reviewing the results of the Phase II clinical trials of the infertility product to determine what degree of success was achieved based on the goals of the trial; whether an additional Phase II trial may be needed; and the feasibility of progressing to Phase III trials. We anticipate that any such additional trials would be conducted by a strategic partner pursuant to a development and marketing agreement.

Research and development

Research and development expenses were $0.8 million for both the three months ended March 31, 2010 and 2009. Research and development expenses for the three months ended March 31, 2010; include a non-cash charge of $0.2 million for the fair value of employee share-based payments as compared to approximately $23,000 for the comparative period in the prior year.

 General and administrative

General and administrative expenses totaled $1.7 million for the three months ended March 31, 2010, as compared to $1.1 million for the comparable period in 2009, an increase of 58.3%, or $0.6 million. General and administrative expense for the three months ended March 31, 2010, included a non-cash charge of $1.0 million for the fair value of employee and director share-based payments as compared to approximately $0.1 million for the comparative period in the prior year.The decrease in general and administrative expenses, net of the non-cash charge of $1.0 million, is primarily attributable to a reduction in investor relations costs, legal fees, consulting costs and personnel costs, which include reductions in salary, benefits and severance payments, consistent with management’s strategy to reduce operating expenses in 2010.

Facilities realignment and impairment of fixed assets

Expenses for facilities realignment and impairment of fixed assets totaled $0.1 million for the three months ended March 31, 2009. On September 30, 2009, we entered into a Settlement and Release Agreement with the landlord of this facility and accordingly we did not incur facility realignment expense in the three month period ended March 31, 2010.

Registration rights penalty

The registration rights penalty for failure to register common stock issued totaled $0.1 million for the  three months ended March 31, 2009. On October 30, 2009, we entered into an Amendment and Waiver (“Amendment”) to the Registration Rights Agreement dated September 29, 2004 among the Company, Spencer Trask Ventures, Inc., a related party, Rodman & Renshaw, LLC, and various shareholders. The Amendment required us to compensate investors for registration rights penalties incurred of approximately $2.6 million. We issued 1,250,000 restricted shares of our common stock with a fair value of $0.8 million and warrants to purchase up to 1,250,000 restricted shares of our common stock at an exercise price of $0.75 per share with an expiration date of October 30, 2012 in order to settle the accrued liquidated damages. Accordingly we did not incur registration right penalty expense in the three month period ended March 31, 2010.

Interest (income) expense, net

Interest (income) expense, net, was approximately $40,000 and $0.4 million for the three-month periods ended March 31, 2010 and 2009, respectively. Third party interest was de minimis for the three-month periods ended March 31, 2010 and 2009 as we converted approximately $20.3 million in senior secured convertible debt and preferred stock into common stock in December.  Interest expense to related parties was de minimis in the three month period ended March 31, 2010 and totaled $0.4 million in the three month period ended March 31, 2009. There was de minimis interest expense due to third parties in the three-month period ended March 31, 2010 as compared to $0.06 million for the same period in the prior year.

During three-month periods ended March 31, 2010 and 2009, interest expense was consisted of the following:

	Three Months Ended March 31,
	2010	2009
Non-cash interest expense, net	$36,409	$-
Coupon and other interest	4,017	297,732
Interest on Series B convertible redeemable preferred stock	-	150,000
Total interest expense	$40,426	$447,732

Increase in fair value of derivative financial instruments

We performed an evaluation to determine whether our equity-linked financial instruments (or embedded features) are indexed to our stock, including evaluating the instruments contingent exercise and settlement provisions in accordance with ASC Topic 815-10.  This requirement affects the accounting for our warrants that protect holders from a decline in the stock price (or “down-round” provisions). This also affects the beneficial conversion feature of the February 2010 Notes, which have an initial conversion price of $0.20 per share (but such price decreases by 1.5% each 90 period that the instrument is outstanding, and contains a reset provision in the event subsequent equity raises are at a lower value). For the period ended March 31, 2010, we recorded an expense of $0.7 million in the condensed consolidated statement of operations due to the changes in the fair value of our issued warrants that contain such anti-dilution provisions and the variable beneficial conversion feature, using the Black-Scholes-Merton option-pricing model.

Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern; however, we had cash and cash equivalents of $1.7 million and a working capital deficit of $8.2 million, as of March 31, 2010, which are not sufficient to allow us to continue operations without additional funding, especially given the fact that the Company has approximately $2.2 million in accounts payable which are more than 60 days past due, with increasing numbers of creditors either making claims and/or commencing litigation against us. No assurance can be given that we will be successful in arranging additional financing needed to continue the execution of our business plan, which includes the development of new products. Failure to obtain such financing may require management to substantially curtail operations, cease operating our business or file for bankruptcy, which would result in a material adverse effect on our financial position and results of operations. Since February 2008, our primary source of financing has been loans, development fees and milestone payments from our collaborative partner, Ferring. In December 2009, Ferring terminated its License Agreement with us and thus discontinued its collaborative effort for their joint infertility project. These factors raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern.

Cash flows from operating activities

For the three-month period ended March 31, 2010, net cash used in operating activities was $1.3 million, as compared to $0.4 million of net cash used in operating activities in the comparable period in the prior year. The increase in net cash used in operating activities for the three month period ended  March 31, 2010 as compared to same period in the prior year is primarily due to Ferring’s termination of its License Agreement with us in December 2009 and discontinuance of reimbursement of our product development expenditures under the Agreement.  We received $1.0 million of such reimbursement of product development expenses in the three month period ended March 31, 2009.

During the three-month period ended March 31, 2010, we had a net loss of $3.2 million and a $0.1 million increase in operating assets and liabilities which was partially offset by an increase of $1.9 million of non-cash items resulting in net cash used in operating activities of $1.3 million. During the three-month period ended March 31, 2009, we had a net loss of $1.7 million partially offset by approximately $0.4 million of non-cash items and a $0.9 million increase in operating assets and liabilities resulting in net cash used in operating activities of $0.8 million. The increase in operating assets and liabilities is primarily due to a $1.0 million increase in accrued expenses and other liabilities, $0.4 million increase in interest payable and accrued expenses to related parties partially offset by an increase in accounts receivable of $0.6 million.

Until our business development activities are successful, we shall continue to utilize more cash in operating activities than is generated, and this trend may increase in the future as we engage in increased business development activities. Therefore, we will be dependent upon cash flows from financing activities to fund our operations for the foreseeable future.

Cash flows from investing activities

For the three-month period ended March 31, 2010 and 2009, we did not incur any cash expenditures in investing activities as we significantly reduced variable spending as part our cost reduction initiatives.

Cash flows from financing activities

For the three-month period ended March 31, 2010, net cash provided by financing activities was $0.9 million, as compared to $0.3 million of net cash provided by financing activities in the comparable period in the prior year. During the three-month period ended March 31, 2009, we received net proceeds of $0.6 million from the sale of our PMK 150 Patch manufacturing machine which was partially offset by the repayment of $0.3 million of senior secure convertible debentures due to Ferring. During the three-month period ended March 31, 2010,  we sold to accredited investors $1.1 million principal amount of Senior Subordinated Convertible Promissory Notes due 2013  which was partially offset by $0.2 million in related debt issuance costs.

Until our business development efforts are sufficiently successful to yield a transaction that provides us with significant milestone payments and research and development expense reimbursements, we will be largely dependent upon financing activities to cover our operating costs.

Financing History 2009 and 2010

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

Termination of Ferring Agreement

On December 21, 2009, we received notice from Ferring of its termination of the License and Development Agreement by and between us and Ferring (“Agreement”), effective January 21, 2010.

Pursuant to the Agreement, upon a termination by Ferring, the following disposition of intellectual property associated with the Agreement shall occur:

1)
all licenses and other rights granted to the Company shall, subject to the continued payment to Ferring of certain royalty payments under the Agreement, be converted to and continue as exclusive, worldwide irrevocable, perpetual, sub-licensable licenses to develop, make, have made, use, sell, offer to sell, lease, distribute, import and export the Product;

2)	all licenses and other rights granted to Ferring under the Agreement shall be terminated as of the effective date of the termination,

3)
Ferring shall grant to the Company an irrevocable, perpetual, exclusive, royalty-free, sub-licensable license to practice certain intellectual property jointly developed under the Agreement with respect to the iontophoretic administration of infertility hormone;

4)
Ferring shall cease to use and shall assign to us all of its right, title and interest in and to all clinical, technical and other relevant reports, records, data, information and materials relating exclusively to the Product and all regulatory filings (including any NDA, 510(k) or similar regulatory filing) relating exclusively to the Product and provide to us one copy of each physical embodiment of the aforementioned items within thirty (30) days after such termination; and

5)
Ferring shall cease to use any Know-How, Information or Materials arising under this Agreement to the extent such Know-How, Information or Materials is owned by Ferring and shall promptly return to us all such materials.

On April 9, 2010, we received notice from Ferring that we are in breach of our obligations under the arrangements between the two entities for failure to make payments to Ferring with respect to development costs, and Ferring demanded payment in the amount of $1.7 million by April 30, 2010.  Ferring has agreed to forbear from exercising any remedies against us for a period of 30 days from April 30, 2010, thus extending the date by which payment must be made to May 30, 2010.  We intend to continue to work with Ferring to arrive at a mutually acceptable resolution to the outstanding matters between the two entities.

Other Financings

October 30, 2009 Private Placement

On October 30, 2009, we issued 3,000,000 shares of our common stock and 3,000,000 warrants to purchase our common stock to an investor for a purchase price of $0.6 million in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933. The warrants are exercisable into shares of our common stock at an exercise price of $0.20 per share, and bear a term of five years from the date of closing.  The warrants contain a cashless exercise provision and “full ratchet” anti-dilution provisions. We paid fees in the amount of $0.1 million and issued a total of 1,200,000 warrants allocated as follows: (i) 600,000 warrants representing 20% of the common stock issued to investors and (ii) 600,000 warrants representing 20% of the warrants issued to investors in connection with this private placement recorded as a reduction of equity as a cost of the transaction. All warrants issued contain terms identical to the terms of the warrants issued to the investors.

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

February 2010 Senior Subordinated Convertible Promissory Notes

On February 2, 2010, we sold to accredited investors (“Investors”) $1.1 million principal amount of Senior Subordinated Convertible Promissory Notes due 2013 (the “February 2010 Notes”).  The February 2010 Notes bear no interest and are convertible into our common stock at the option of the Investors anytime at an initial conversion price of $0.20 per share.  The conversion price automatically reduces by 1.5% of the conversion price after each 90 day period that the February 2010 Notes are outstanding, and additionally, the conversion price resets in the event of a subsequent issuance of stock at a lower price than the then effective conversion price. In addition, the February 2010 Notes automatically convert into our common stock if the closing bid price of our common stock equals or exceeds 300% of the conversion price for a period of twenty consecutive trading days.  The sale of the February 2010 Notes also included issuance to Investors of five-year warrants to purchase an aggregate of 5,300,000 shares of our common stock with an exercise price of $0.20 per share. In conjunction therewith, we provided customary “piggyback” registration rights for a 24-month period to the Investors with respect to the shares of common stock underlying the notes and warrants. This private placement transaction to accredited investors is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D, promulgated thereunder.

We received net proceeds of $0.9 million after payment of an aggregate of $0.1 of commissions and expense allowance to Spencer Trask Ventures, Inc. (“STVI”) a related-person of STSG, a principal stockholder of the Company, as well as one finder, and approximately $43,000 of other offering and related costs.  STVI and the finders also received in the aggregate warrants to purchase 2,120,000 shares of our common stock bearing substantially the same terms as the Investor warrants.

May 2010 Senior Subordinated Convertible Promissory Notes

On May 6, 2010, we consummated a private placement to accredited investors (“Investors”) of $0.7 million principal amount of Senior Subordinated Convertible Promissory Notes due 2013 (the “2010 Notes”).  The sale of the 2010 Notes also included issuance to Investors of five-year warrants to purchase an aggregate of 3,625,000 shares of our common stock with an exercise price of $0.25 per share.  Spencer Trask Ventures, Inc. acted as placement agent in connection with the private placement.  The 2010 Notes have the same terms as those issued in the February 2010 private placement.  This private placement transaction to accredited investors is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D, promulgated thereunder.

In connection with the final closing, we received net proceeds of $0.6 million, after payment of an aggregate of $0.1 million of commissions and expense allowance to the placement agent and other offering and related costs.  The placement agent also received warrants to purchase 1,450,000 shares of our common stock (725,000 warrants at an exercise price of $0.20 and 725,000 warrants at an exercise price of $0.25) bearing substantially the same terms as the Investor warrants.

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

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with capital and operating leases, manufacturing equipment, and employee agreements as set forth in the table below:

	Payments due by Period as of March 31, 2010
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$706,484	$404,263	$302,221	$—	$—
New patch manufacturing machine	172,198	172,198	—	—	—
Capital leases obligations	51,099	51,099	—	—	—
Distribution agreement	91,775	91,775	—	—	—
Due to consultant	108,333	108,333	—	—	—
PMK 150 lease agreement	107,000	12,000	24,000	24,000	47,000
Debt obligations (1)	3,310,000	1,750,000	1,060,000	—	500,000
Advisory agreement	67,500	67,500	—	—	—
Total	$4,614,389	$2,657,168	$1,386,221	$24,000	$547,000

 (1) Debt obligations are summarized as follows:

Lender	Amount	Due Date	Interest Rate

Senior subordinated convertible debentures	$1,060,000	February 2013	-
Spencer Trask (subordinated convertible notes)	1,750,000	December 2012	6%
Convertible notes	500,000	August 2014	6%
Total	$3,310,000

We are required to pay Becton Dickinson a royalty in respect of sales of each iontophoresis product stemming from intellectual property received by us from Becton Dickinson as part of our formation.  For each such product, on a country-by-country basis, that obligation continues until the later of 10 years after the date of the first commercial sale of such product in a country and the date of the original expiration of the last-to-expire patent related to such product granted in such country.  The royalty, which is to be calculated semi-annually, will be equal to the greater of 5% of all direct revenues, as defined below, or 20% of all royalty revenues, with respect to the worldwide sales on a product-by-product basis.  “Direct revenues” are the gross revenues actually received by us from the commercial sale of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges or certain other expenses.  “Royalty revenues” are the gross revenues actually received by us from any licensing or other fees directly relating to the licensing of any iontophoresis product, including upfront payments, less amounts paid for taxes, duties, discounts, rebates, freight, shipping and handling charges and certain other expenses. There was no accrued royalty in the condensed consolidated balance sheet as of March 31, 2010.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based on the evaluation above, our Principal Executive Officer and our Principal Accounting Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective.

B.	Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows except for approximately $0.7 million in accounts payable collection claims and litigation.  Unless we are able to obtain sufficient funds to commence settlement of outstanding accounts payable, these numbers of claims and litigation are likely to increase.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report, as well as all other information included in all other filings, incorporated herein by reference, when evaluating the Company and its business. We only state those risk factors which may have changed from our 10-K filed for the year ended December 31, 2009.  If any of the following risks actually occurs, our business, financial condition, and results of operations could suffer. In that case, the price of our common stock could decline and our stockholders may lose all or part of their investment.

RISKS RELATED TO OUR BUSINESS

We continue to experience a severe, continuing cash shortage and without sufficient additional financing we may be required to cease operations, and this demonstrates uncertainty as to our ability to continue as a going concern.

As of March 31, 2010, our cash and cash equivalents amounted to $1.7 million. Our revenue has been de minimis, other than product development expense reimbursement from Ferring (which was discontinued in December 2009), and we have been dependent upon such reimbursement of development expenses to fund our operations.  As of March 31, 2010, our current liabilities exceeded our current assets by approximately $8.2 million, and we have approximately $2.2 million in outstanding accounts payable which are over 60 days past due.  If we do not continue to raise capital until we generate sufficient cash flow from operations to cover this working capital deficit, we may be required to discontinue or further substantially modify our business, in addition to the substantial cost cutting measures that have been implemented in the last two years. We cannot be certain that additional financing will be available to us on favorable terms when required, if at all.  The failure to raise needed funds could have a material adverse effect on our business, financial condition, operating results and prospects.  Additionally, we face mounting claims and litigation from our vendors and other parties to which we owe money, and we do not have sufficient funds to pay such payables and/or to defend litigation which may arise from nonpayment. These factors raise substantial doubt about our ability to continue as a going concern. The report of the independent registered public accounting firm relating to the audit of our consolidated financial statements for the year ended December 31, 2009 contains an explanatory paragraph expressing uncertainty regarding our ability to continue as a going concern because of our operating losses and our need for additional capital. Such explanatory paragraph could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any future financing that we may obtain.

We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability.

From November 2000 through March 31, 2010, we incurred net losses in excess of $217.5 million, as we have been engaged primarily in clinical testing and development activities. We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur significant losses for the foreseeable future and will endeavor to finance our operations through sales of securities and incurrence of indebtedness, of which there can be no assurance.

Ferring’s recent termination of its License and Development Agreement with us could have a material adverse effect on us.

Ferring’s recent termination of its License and Development Agreement with us presents several risks.

(i)  Advances made to us by Ferring pursuant to various Ferring agreements were our principal source of revenues since 2006.  Unless we are able to secure another source of revenues, we will be dependent upon proceeds from financings to fund our operations until alternative sources of revenue develop.

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

 (iii) On April 9, 2010, we received notice from Ferring that we are in breach of our obligations under the arrangements between the two entities for failure to make payments to Ferring with respect to development costs, and Ferring demanded payment in the amount of $1.7 million by April 30, 2010.  Ferring has agreed to forbear from exercising any remedies against us for a period of 30 days from April 30, 2010, thus extending the date by which payment must be made to May 30, 2010.  We intend to continue to work with Ferring to arrive at a mutually acceptable resolution to the outstanding matters between the two entities.  Due to the March 2009 financing with Ferring, we granted Ferring a first lien on all of our assets.  If we are not able to pay Ferring the amounts due by May 30, 2010 or arrive at another mutually acceptable arrangement, Ferring could exercise legal remedies against us, including, but not limited to, foreclosing on our assets.

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

As of March 31, 2010, we had stock options to purchase 15,992,737 shares of our common stock outstanding, of which options to purchase 5,568,960 shares were exercisable. Also outstanding as of the same date were warrants exercisable for 16,498,089 shares of common stock. Exercise of any current or future outstanding stock options or warrants could harm the market price of our common stock.

We are a controlled company and our majority shareholder may take actions adverse to the interests of other shareholders

As of March 31, 2010, Spencer Trask Specialty Group, LLC or STSG, beneficially owned approximately 82.8% of our issued and outstanding common stock on a fully diluted basis. Due to this stock ownership, we are controlled by STSG and deemed a “controlled corporation”. This control occurred as a result of the December 22, 2009 restructuring and conversion into common stock of over $20.3 million of preferred stock and senior secured debt that we owed to STSG.  STSG may take actions that conflict with the interests of other shareholders.  Due to STSG’s voting control of our common stock, STSG has substantial control over us and has substantial power to elect directors and to generally approve all actions requiring the approval of the holders of our voting stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Item 6(a)	Exhibits

10.158	2010 Outside Directors Cash Compensation and Stock Incentive Plan

10.159	Form of Subscription Agreement for 0% Senior Subordinated Convertible Promissory Notes

10.160	Form of 0% Senior Subordinated Convertible Promissory Note

10.161	Form of Warrant issued in connection with Form of 0% Senior Subordinated Convertible Promissory Notes

10.162	Form of Security Agreement for 0% Senior Subordinated Convertible Promissory Notes

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vyteris, Inc.
Date: May 14, 2010	/s/ Haro Hartounian
Haro Hartounian
Principal Executive Officer

May 14, 2010	/s/ Joseph Himy
Joseph Himy
Principal Accounting Officer

EXHIBIT INDEX

Item No.	Description

10.158	2010 Outside Directors Cash Compensation and Stock Incentive Plan

10.159	Form of Subscription Agreement for 0% Senior Subordinated Convertible Promissory Notes

10.160	Form of 0% Senior Subordinated Convertible Promissory Note

10.161	Form of Warrant issued in connection with Form of 0% Senior Subordinated Convertible Promissory Notes

10.162	Form of Security Agreement for 0% Senior Subordinated Convertible Promissory Notes

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.