Form 10-Q
period 2010-06-30
Vyteris, Inc.
filed 2010-08-13
CIK 1139950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐       NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

CLASS	OUTSTANDING AT AUGUST 8, 2010
Common stock, par value $0.015 share	63,068,817

VYTERIS, INC.

FORM 10-Q

INDEX

 Vyteris® and LidoSite® are our trademarks. All other trademarks, servicemarks or trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

ITEM 1. FINANCIAL STATEMENTS

VYTERIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,193,440	$2,173,039
Other current assets	251,814	120,527
Total current assets	2,445,254	2,293,566

Debt issuance costs, net	2,377,417	—
Property and equipment, net	53,067	114,024
Other assets	290,352	225,356
TOTAL ASSETS	$5,166,090	$2,632,946

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Subordinated convertible promissory notes, net of discount (face amount $1.2 million)	$664,971	$—
Accounts payable	2,234,587	2,432,976
Derivative financial instruments	9,627,205	2,634,487
Accrued expenses and other	3,265,415	3,135,013
Interest payable and accrued expenses due to a related party	163,628	111,560
Total current liabilities	15,955,806	8,314,036

Promissory note due to a related party	1,750,000	1,750,000
Senior subordinated convertible promissory notes, net of discount (face amount $1.8 million)	12,015	—
Deferred revenue and other	771,237	821,237
Convertible note payable	500,000	500,000
Total liabilities	18,989,058	11,385,273

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, par value $0.015 per share; 400,000,000 shares authorized, at June 30, 2010 and December 31, 2009, 63,068,817 and 62,398,817 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	946,032	935,982
Additional paid-in capital	209,054,515	204,642,912
Accumulated deficit	(223,823,515)	(214,331,221)
Total stockholders’ equity (deficit)	(13,822,968)	(8,752,327)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,166,090	$2,632,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Product development	$123,254	$453,710	$137,577	$1,080,641
Other revenue	—	187,753	—	375,309
Total revenues	123,254	641,463	137,577	1,455,950

Cost and expenses:
Research and development	684,394	872,189	1,478,436	1,633,692
General and administrative	1,611,569	675,941	3,316,336	1,753,157
Facilities realignment and impairment of fixed assets	—	51,221	—	177,831
Registration rights penalty	—	64,868	—	129,023
Total cost and expenses	2,295,963	1,664,219	4,794,772	3,693,703
Loss from operations	(2,172,709)	(1,022,756)	(4,657,195)	(2,237,753)

Interest (income) expense:
Interest income	(229)	(72)	(431)	(402)
Interest expense to related parties	34,529	391,188	58,255	779,726
Interest expense	16,215	9,095	32,915	68,290
Interest expense, net	50,515	400,211	90,739	847,614

Increase in fair value of derivative financial instruments	4,062,777	—	4,744,360	—

Net loss	$(6,286,001)	$(1,422,967)	$(9,492,294)	$(3,085,367)

Net loss per common share:
Basic and diluted	$(0.10)	$(0.20)	$(0.15)	$(0.42)

Weighted average number of common shares:
Basic and diluted	62,919,928	7,291,703	62,700,309	7,287,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2009	62,398,817	$935,982	$204,642,912	$(214,331,221)	$(8,752,327)
Non-cash stock based compensation expense, net	—	—	1,635,758	—	1,635,758
Issuance of common stock for services rendered	670,000	10,050	362,850	—	372,900
Issuance of warrants to investment finders included in debt issuance costs	—	—	1,954,831	—	1,954,831
Issuance of warrants for services rendered	—	—	442,400	—	442,400
Other issuance of warrants	—	—	15,764	—	15,764
Net loss for the six months ended June 30, 2010	—	—	—	(9,492,294)	(9,492,294)
Balance at June 30, 2010	63,068,817	$946,032	$209,054,515	$(223,823,515)	$(13,822,968)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,492,294)	$(3,085,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	56,677	104,134
Stock based compensation charges	1,635,758	228,308
Increase in fair value of derivative financial instruments	4,744,360	—
Warrants issued for services rendered	442,400	5,672
Common stock issued for services rendered	372,900	—
Accrued registration rights penalty	—	129,023
Facilities realignment and impairment costs	—	177,831
Deferred revenue	—	(375,112)
Other	(31,641)	(19,410)
Change in operating assets and liabilities:
Accounts receivable	—	(316,567)
Other assets	(196,283)	75,954
Accounts payable	(198,389)	(40,835)
Accrued expenses and other liabilities	135,111	1,528,877
Interest payable and accrued expenses to related parties	52,069	889,273
Net cash (used in) operating activities	(2,479,332)	(698,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase due to changes in restricted cash	—	124,245

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured subordinated convertible debentures	1,785,000	—
Proceeds from subordinated convertible promissory notes	1,150,000	—
Convertible debentures issuance costs	(435,267)	—
Net proceeds from sale of manufacturing asset	—	568,723
Net cash provided by financing activities	2,499,733	568,723

Net increase (decrease) in cash and cash equivalents	20,401	(5,251)
Cash and cash equivalents at beginning of the period	2,173,039	222,821
Cash and cash equivalents at end of the period	$2,193,440	$217,570

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,291	$2,197
Repayment of secured convertible debenture in exchange for milestone payment	—	2,500,000
Warrants issued to investment finders included in debt issuance costs	1,954,831	—

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

In December 2009, the Company converted $20.3 million of secured indebtedness and preferred stock into common stock of the Company, as well as received a net cash payment of $2.1 million from the sale of the Company’s State of New Jersey net operating losses.  In 2010, the Company raised $1.8 million through the sale of senior subordinated convertible promissory notes and in June 2010, the Company raised $1.2 million through the sale of short term subordinated convertible promissory notes. Nonetheless, subsequent financings will be required to fund the Company’s operations, fund research and development for new products, repay past due payables and pay debt service requirements.

As a result of the conversion of $20.3 million of secured indebtedness and preferred stock into common stock of the Company, Spencer Trask Specialty Group and affiliates (“STSG”) owned 81.8% of the issued and outstanding common stock of the Company as of June 30, 2010. Due to this stock ownership, the Company is controlled by STSG and is deemed a “controlled corporation”. STSG may influence the Company to take actions that conflict with the interests of other shareholders.

In December 2009, Ferring Pharmaceuticals, Inc. (“Ferring”) terminated its License and Development Agreement, dated September 27, 2004 under Section 9.04 thereof with the Company and thus discontinued its collaborative effort for their joint infertility project. The Company has commenced litigation against Ferring with regard to the termination of the License Agreement and disposition of remaining matters.  As of June 30, 2010, the Company recorded $1.4 million in accrued expenses and other in the condensed consolidated balance sheets for the estimated amounts due to Ferring.

No assurance can be given that the Company will be successful in procuring the further financing needed to continue the execution of its business plan, which includes the development of new products. Failure to obtain such financing would require management to substantially curtail, if not cease, operations, which would result in a material adverse effect on the financial condition and results of operations of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The report of the independent registered public accounting firm relating to the audit of the Company's consolidated financial statements for the year ended December 31, 2009 contains an explanatory paragraph expressing uncertainty regarding the Company’s ability to continue as a going concern because of its operating losses and its continuing need for additional capital in order to continue operations. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue in business as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. The condensed consolidated balance sheet as of December 31, 2009 has been derived from those audited consolidated financial statements. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. All significant intercompany balances and transactions have been eliminated in consolidation.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)

Business

The Company developed and produced the first FDA-approved electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can be used to administer a wide variety of therapeutics either directly into the skin or into the bloodstream. The Company holds U.S. and foreign patents relating to the delivery of drugs across the skin using an electronically controlled “smart patch” device with electric current. Given the termination of the September 27, 2004 Ferring agreement under Section 9.04 thereof, none of the Company products are currently in collaborative development; however, the Company is currently seeking collaborative partners for several of its projects.

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

Debt instruments, offering costs and the associated features and instruments contained therein

Deferred financing costs are amortized over the term of their associated debt instruments. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocated the aggregate proceeds of the debt instrument between the warrants and the debt based on their relative fair values as codified in ASC 470 Debt. The fair value of the warrants issued to debt holders or placement agents are calculated utilizing the Black-Scholes-Merton option-pricing model. The Company amortizes the resultant discount or other features over the terms of the debt through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated.

Derivative Financial Instruments

Derivatives are recognized at fair value as required by ASC 815 “Derivatives and Hedging” (“ASC 815”).  ASC 815 affects the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company evaluated whether its warrants contain provisions that protect holders from declines in its stock price or otherwise could result in modification of either the exercise price or the shares to be issued under the respective warrant agreements.  The Company determined that a portion of its outstanding warrants contained such provisions thereby concluding they were not indexed to the Company’s own stock.  Accordingly the Company recorded a derivative financial instruments liability in the amount of $9.6 million and $2.6 million in current liabilities on the condensed balance sheets as of June 30, 2010 and December 31, 2009, respectively.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)

Fair Value Measurements

The Company measures fair value in accordance with Statement ASC 820, Fair Value Measurements (“ASC 820”). ASC 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

3.    Property and Equipment, Net

Property and equipment, net consist of the following:
	June 30, 2010	December 31, 2009
	(Unaudited)

Manufacturing and laboratory equipment	$1,872,180	$1,875,930
Furniture and fixtures	156,543	156,543
Office equipment	338,269	345,423
Leasehold improvements	367,818	367,818
Software	205,210	205,210
	2,940,020	2,950,924
Less: Accumulated depreciation and amortization	(2,886,953)	(2,836,900)
Property and equipment, net	$53,067	$114,024

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)

Depreciation and amortization expense, included in cost and expenses in the accompanying condensed consolidated statements of operations, was approximately $0.03 million and $0.05 million for the three months ended June 30, 2010 and 2009, respectively, and $0.06 million and $0.1 million for the six months ended June 30, 2010 and 2009, respectively.

4.     Accrued Expenses and Other

Accrued expenses and other consist of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)

Compensation, accrued bonuses and benefits payable	$418,579	$413,743
Continuous motion patch machine costs and delivery	156,230	183,452
Reimbursement of development costs to Ferring (1)	1,354,566	1,386,919
Accrued insurance costs	-	101,224
Accounting, legal and consulting fees	551,306	334,095
Outside services	341,275	371,243
Food and Drug Administration fees	235,917	193,521
Other	207,542	150,816
Accrued expenses and other	$3,265,415	$3,135,013

(1)	Represents advances in 2009 of research and development costs under the License and Development Agreement with Ferring.

5.     Promissory Note Due to a Related Party

In December 2009, the Company issued to STSG a promissory note (“2009 Promissory Note”) with a principal amount of $2.0 million, with interest accruing at the rate of 6% per year and a maturity date of February 2, 2013.  The  2009 Promissory Note is secured by a lien on the Company’s assets, subordinate to the lien of any existing creditors that have a lien senior to that of STSG and to any liens resulting from a Qualified Financing.

On December 28, 2009, the Company paid STSG $0.3 million to reduce the principal amount of the 2009 Promissory Note to $1.8 million as of December 31, 2009. Upon consummation of a Qualified Financing with gross proceeds in excess of $3.0 million, the Company is required to make another prepayment of $0.5 million. Upon consummation of a Qualified Financing with gross proceeds in excess of $5.0 million, the Company is required to make another prepayment of 50% of the net proceeds from any Qualified Financing in excess of $5.0 million. (See Subsequent Events Note 13.)

6.     Senior Subordinated Convertible Promissory Notes, Net of Discount

In February 2010 and May 2010, the Company sold to accredited investors (“Investors”) in a private placement $1.1 million and $0.7 million, respectively, principal amount of Senior Subordinated Convertible Promissory Notes due 2013 (the “2010 Notes”).  The 2010 Notes bear no interest and are convertible into the Company’s common stock at the option of the Investors anytime at an initial conversion price of $0.20 per share.  The conversion price automatically reduces by 1.5% of the conversion price after each 90 day period that 2010 Notes are outstanding, and additionally, the conversion price resets in the event of a subsequent issuance of stock at a lower price than the then effective conversion price. In addition, the 2010 Notes automatically convert into the Company’s common stock if the closing bid price of the Company’s common stock equals or exceeds 300% of the conversion price for a period of twenty consecutive trading days.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)

In connection with the sale of the 2010 Notes, the Company also issued five-year warrants to purchase an aggregate of 5,300,000 shares with an exercise price of $0.20 per share and 3,625,000 shares of the Company’s common stock with an exercise price of $0.25 per share, respectively.  In conjunction therewith, the Company provided customary “piggyback” registration rights for a 24-month period to the Investors with respect to the shares of common stock underlying the 2010 Notes and related warrants.

In accordance with accounting for convertible instruments issued with detachable warrants (ASC 470), the Company determined the relative fair value of the aforementioned instruments and recorded debt discount on the 2010 Notes totaling $1.8 million (representing the derivative liabilities of $0.5 million for the convertible debt conversion feature and $1.3 million for the warrants limited to the amount of the proceeds). The Company recorded amortization debt discount of $9,020 and $12,015 for three and six month periods ended June 30, 2010, respectively, using the effective interest method as interest expense on the condensed consolidated statement of operations. Unamortized debt discount at June 30, 2010 totaled $1.8 million.

The Company received net proceeds of $0.8 million and $0.6 million from the 2010 Notes sold in February 2010 and May 2010, respectively, after payment of commissions and expense allowance to Spencer Trask Ventures, Inc. (“STVI”) a related party to STSG, a principal stockholder of the Company, to other finders and other offering related costs.  STVI and other finders also received in the aggregate warrants to purchase 3,570,000 shares of the Company’s common stock bearing substantially the same terms as the Investor warrants. The Company incurred total debt issuance costs of $2.1 million, representing warrants issued to finders with a fair value of $1.8 million and other costs totaling $0.3 million. Such costs have been classified as other assets in accordance with accounting for debt issue costs (ASC 835) and are being amortized over the life of the corresponding debt using the effective interest method.  As of  the three and six month periods ended June 30, 2010, amortization of such costs amounted to $9,494 and $12,681 as a charge to interest expense on the condensed consolidated statement of operations.

At June 30, 2010, the Company adjusted the fair value of the derivative liabilities and determined the fair value of the warrant liability amounted to $3.3 million (a level 3 market value based on a Black Scholes pricing model) and the fair value of the convertible debt conversion feature amounted to $4.3 million (a level 3 market value based on pricing methodologies used to determine conversion features, which encompass the fair value of the Company’s stock as of June 30, 2010.) As a result of this adjustment, the Company recognized a $0.3 million and $3.0 million loss on derivative financial instruments for the three and six month periods ended June 30, 2010, respectively on the condensed consolidated statement of operations.

For the three months ended June 30, 2010, the loss on derivatives consists of a $0.1 million charge for the convertible debt conversion feature and a $0.2 million charge for the revaluation of the warrant liability on the condensed consolidated statement of operations.  The Company recorded a charge of approximately $3.7 million for changes in the value of derivative instruments, which included the above mentioned $0.3 million charge, offset by favorable changes in the valuation of other outstanding warrants of approximately ($3.4) million.

For the six months ended June 30, 2010 the loss on derivatives consists of a $1.9 million charge for the convertible debt conversion feature and a $1.1 million charge for the revaluation of the warrant liability on the condensed consolidated statement of operations.  The Company recorded a charge of approximately $4.3 million for changes in the value of derivative instruments, which included the above mentioned $3.0 million charge, offset by favorable changes in the valuation of other outstanding warrants of ($1.3) million.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)

7.  June 2010 Subordinated Convertible Promissory Notes

On June 30, 2010, the Company consummated a private placement to accredited investors (“Investors”) of $1.2 million principal amount of Subordinated Convertible Promissory Notes due September 30, 2010 (the “June 2010 Notes”).  The sale of the June 2010 Notes also included issuance to Investors of five-year warrants to purchase an aggregate of 2,300,000 shares of the Company’s common stock with an exercise price of $0.25 per share.   STVI acted as finder in connection with the private placement but has deferred any fees to the Next Offering (as defined below). The June 2010 Notes bear interest at the rate of 6% per annum and are convertible into common stock of the Company at the option of the Investors upon the same terms and conditions of securities offered to investors in the next subsequent equity securities financing of the Company (“Next Offering”). In connection with the final closing, the Company received net proceeds of $1.2 million as all fees to the finder have been deferred until the conversion of June 2010 Notes at the Next Offering at which time the finder shall receive fees as if the Investors had purchased securities in the Next Offering for cash.

In accordance with accounting for convertible instruments issued with detachable warrants (ASC 470), the Company determined the relative fair value of the warrants at the time of closing approximated $0.5 million, resulting in the recognition of a derivative warrant liability and a corresponding debt discount.  Unamortized debt discount at June 30, 2010 approximated $0.5 million.

At June 30, 2010, the Company determined that the fair value of the derivative approximated $0.8 million (a level 3 market value based on a Black Scholes Merton pricing model), which encompasses the fair value of the Company’s stock as of the reporting date.  As a result, the Company recognized a loss on derivative financial instruments for the quarter ended June 30, 2010 of approximately $0.4 million on the condensed consolidated statement of operations.

As of the June 30, 2010 closing date, the Company incurred debt issuance costs with STSG, in their capacity as a finder for the transaction, in the amount of $0.2 million.  Such costs represent the fair value of the 460,000 warrants issued to finders.  The Company accrued approximately $0.1 million, representing cash commission of up to 10% a 3% expense allowance and warrants. These costs have been classified as other assets in accordance with accounting for debt issue costs (ASC 835) and are being amortized over the life of the corresponding debt.

8. Termination of the Ferring Agreement

On December 21, 2009, the Company received notice from Ferring of its termination of the License and Development Agreement, dated September 27, 2004, by and between the Company and Ferring (“Agreement”) under Section 9.04 of the Agreement, effective January 21, 2010.   Pursuant to the Agreement, upon a termination by Ferring under Section 9.04 after December 31, 2004, the following disposition of intellectual property associated with the Agreement shall occur under Section 9.05 of the Agreement:

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

e)
Ferring shall cease to use any Know-How, Information or Materials arising under this Agreement to the extent such Know-How, Information or Materials is owned by Ferring and shall promptly return to the Company all such materials; and

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)

f)
Ferring is required to return to the Company all information knowhow  and other materials and records in their possession or control relating exclusively to the Product (as such term is defined in the Agreement).

In July 2010, the Company filed a complaint against Ferring entitled “Vyteris, Inc. v. Ferring Pharmaceuticals, Inc.” (the “Lawsuit”) in the Superior Court of New Jersey, Chancery Division – Essex County to resolve outstanding issues with respect to this termination.  Ferring’s answer is due on August 18, 2010.

9. Related Party Transactions

In addition to the Promissory Note Due to a Related Party described in Note 5, finder’s fees described in Note 6 and Note 7 the Company paid Russell Potts, one of its directors, approximately $1,313 for the six months ended June 30, 2010, for consulting services and out of pocket expenses incurred in 2009.

10. Stock-Based Compensation

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

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)

Outside Director Stock Incentive Plans

2010 Directors’ Incentive Plan

In March 2010, the Company’s Board of Directors unanimously approved the Company’s 2010 Outside Director Cash Compensation and Stock Incentive Plan (the “2010 Directors’ Incentive Plan”).  The 2010 Directors’ Incentive Plan, which is replacing the 2007 Directors’ Incentive Plan, increases the number of authorized options under the Directors’ Incentive Plan from 2,583,333 options to 10,000,000 options. As of June 30, 2010, the Company issued 1,265,374 options to purchase shares of the Company’s common stock under the 2010 Directors’ Incentive Plan.

Stock option activity for all plans for the six month period ended June 30, 2010 is as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price	Intrinsic Value
Outstanding at January 1, 2010	4,293,442	$0.25 - $45.60	$0.84	-
Granted	12,444,724	0.35 – 0.65	0.50	-
Exercised	-	-	-	-
Forfeited	(80,228)	0.29 - 45.60	0.57	-
Outstanding at June 30, 2010	16,657,938	0.25 - 45.60	0.82	$1,203,751
Exercisable at June 30, 2010	6,763,122	$0.25 - $45.60	$1.33	$563,909

The following table summarizes information about stock options outstanding and exercisable under all plans at June 30, 2010:
	Options Outstanding at June 30, 2010			Options Exercisable at June 30, 2010
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares	Weighted Average Exercise Price
$0.25-18.60	16,472,373	$0.51	8.62	6,578,358	$0.57
$18.61-21.75	86,536	19.73	1.89	86,542	19.73
$21.76-24.00	20,267	23.26	7.16	19,437	23.26
$24.01-31.50	17,016	29.65	3.81	17,036	29.65
$31.51-45.60	61,746	42.19	5.37	61,749	42.19
	16,657,938	$0.82	6.92	6,763,122	$1.33

The following table summarizes the Company’s unvested stock options under all plans as of June 30, 2010 and 2009:
	As of June 30, 2010		As of June 30, 2009
Unvested Stock Option Awards	Stock Options	Weighted Average Grant Date Fair Value	Stock Options	Weighted Average Grant Date Fair Value
Unvested at January 1,	1,757,308	$0.69	1,240,078	$0.69
Awards	12,444,724	$1.00	-	-
Forfeitures	-	-	(35,475)	$1.23
Vestings	(4,307,216)	$0.50	(181,436)	$1.58
Unvested at June 30,	9,894,816	$0.57	1,023,167	$0.57

Stock options available for grant under all stock option plans covered a total of 13,320,138 shares of common stock at June 30, 2010.  Stock options available for grant under the 2005 Stock Option Plan covered 8,015,387 shares of stock, and the 2010 Outside Director Stock Incentive Plans covered 5,304,751 shares of stock at June 30, 2010.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)

The fair value of stock-based awards was estimated using the Black-Scholes-Merton model, or in the case of awards with market or performance based conditions, the binomial model with the following weighted-average assumptions for stock options granted in three and six month periods ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(1)		(1)
Expected holding period (years)	5.0	-	5.0	-
Risk-free interest rate	2.10%	-	2.36%	-
Dividend yield	0%	-	0%	-
Fair value of options granted	$0.36	-	$0.36	-
Expected volatility	91.86%	-	91.86%	-
Forfeiture rate	15.38%	-	15.38%	-

(1) The Company did not grant stock options in the three and six months ended June 30, 2009

The Company’s computation of expected life is based on historical exercise and forfeiture patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The key factors in the Company’s determination of expected volatility are historical and market-based implied volatility, comparable companies with longer stock trading periods than the Company and industry benchmarks. The following table sets forth the total stock-based compensation expense resulting from stock options in the Company’s condensed consolidated statements of operations for the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Research and development	$118,447	$12,005	$327,641	$35,737
General and administrative	332,942	79,408	1,308,117	192,571
Stock-based compensation expense before income taxes	451,389	91,413	1,635,758	228,308
Income tax benefit	-	-	-	-
Total stock-based compensation expense after income taxes	$451,389	$91,413	$1,635,758	$228,308

As of June 30, 2010, $1.9 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.2 years.

11.  Material Agreements

Senior Executive Employment Agreements

On November 21, 2008, the Company entered into an employment agreement with Dr. Hartounian effective as of  May 1, 2008 with a term expiring December 1, 2009, which was renewed and is currently set to expire on November 30, 2011.  Dr. Hartounian’s base salary is $0.3 million per year and is eligible for a bonus of up to 40% of his salary payable in cash.  In connection with the extension of the term of the employment agreement, Dr. Hartounian is to be granted up to 7,423,970 options to purchase Company common stock, with the initial 5,196,780 options having been granted and 2,227,190 options to be granted upon raising of $7.0 million by the Company.  All options granted shall vest as follows:  35% immediately upon issuance and 65% quarterly over three years from date of grant.

On November 21, 2008, the Company entered into an employment agreement with Joseph N. Himy effective as of May 1, 2008 with a term expiring December 1, 2009, which is currently set to expire on November 30, 2011.  Mr. Himy’s base salary is $0.2 million per year and he is eligible for a bonus of up to 25% of his salary payable in cash or stock.  Mr. Himy is to be granted up to 2,227,191 options, with the initial 1,559,034 options having been granted and 668,157 options to be granted upon raising of $7.0 million by the Company.  All options granted shall vest as follows:  35% immediately upon issuance and 65% quarterly over three years from date of grant.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)

Convertible Note

On September 30, 2009, the Company entered into a Settlement and Release Agreement with 17-01 Pollitt Drive, L.L.C. (“Landlord”) with respect to its lease. Under the settlement agreement the Company is to pay Landlord $0.5 million, which is evidenced by the issuance of a five year interest only balloon note with interest accruing at the rate of 6% per year. Upon a default by the Company under this promissory note, the principal amount is increased to $0.6 million. The note is convertible at the Landlord’s sole discretion into unregistered common stock of the Company at the conversion price of $1.50 per share.  In exchange for the note, Landlord released the Company from its obligations under the Company’s lease between Landlord and the Company.

12.  Loss Per Share and Warrant Information

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share for the three and six month periods ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(6,286,001)	$(1,422,967)	$(9,492,294)	$(3,085,367)

Denominator:
Weighted average shares:
Basic and diluted	62,919,928	7,291,703	62,700,309	7,287,277

Net income (loss) per share:
Basic and diluted	$(0.10)	$(0.20)	$(0.15)	$(0.42)

The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period.

	As of June 30,
	2010	2009
Convertible preferred stock	-	500,000
Convertible debt	9,258,333	365,180
Warrants	25,690,858	4,088,377
Options	16,657,938	2,293,402
Total	51,607,129	7,246,959

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)

The following table summarizes information about warrants outstanding and exercisable at June 30, 2010:

	Warrants Outstanding and Exercisable At June 30, 2010
Exercise Price	Number of Shares	Weighted Average Exercise Price	Expiration Dates
$0.10-6.75	24,128,800	$1.92	2010 -2015
$6.79-11.25	936,732	6.87	2011- 2014
$15.90-18.75	7,500	18.75	2010- 2010
$13.49-22.50	590,423	19.70	2011- 2012
$28.50-45.00	26,005	38.07	2010-2013
$67.05-143.25	1,398	143.25	2010-2010
$0.10-143.25	25,690,858	1.20	2010-2015

13.  Subsequent Events

On July 1, 2010, the Company filed a complaint against Ferring (the “Lawsuit”). In the Lawsuit, the Company brings claims against Ferring for various causes of action, including, but not limited to, injunctive relief, declaratory judgment, and various other claims arising out of Ferring’s termination of the License and Development Agreement, dated September 27, 2004, between it and the Company in December 2009 under Section 9.04 of this Agreement and Ferring’s conduct subsequent to the December 2009 termination.  The Lawsuit is in its initial stages, and the Company cannot predict the outcome of the Lawsuit, or what relief it shall receive, if it does prevail on the merits.

On July 29, 2010, the 2009 Promissory Note due to STSG, a related party, was amended so that a prepayment in the amount of $0.5 million is due from the Company upon receipt of gross proceeds of each of $3.5 million and $4.0 million instead of gross proceeds of $3.0 million.  The balance of the principal amount of the 2009 Promissory Note and all accrued and unpaid interest thereon is to be repaid and Qualified Financing with gross proceeds (in the aggregate) of more than $6.0 million instead of gross proceeds of $5.0 million.

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

Liquidity

On June 30, 2010, our cash position was $2.2 million, and we had a working capital deficit of $13.5 million. There is substantial doubt about our ability to continue as a going concern. We implemented several cost reduction measures in 2009, including headcount and salary reductions, reducing the level of effort spent on research and development programs, general decrease in overhead costs and renegotiation of our cost structures with our vendors. In December 2009, Ferring discontinued its collaborative effort with us for our joint infertility project, which had been our principal source of cash flow, other than proceeds from our December 2009 sale of State of New Jersey tax credits.  Thus, unless we are able to raise additional funding, we may be unable to continue operations.  Especially in the current economic climate and given that 81.8% of the common stock of our is controlled by a single entity, additional funding may not be available on favorable terms or at all. Failure to obtain such financing would require management to substantially curtail operations, which would result in a material adverse effect on our financial position and results of operations. In the event that we do raise additional capital through a borrowing, the covenants associated with existing debt instruments may impose substantial impediments on us.

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

Our Approach to Iontophoresis

We have developed a proprietary technology encompassing a series of significant improvements to drug formulation and commercial manufacturing.  We used this technology with our first product, LidoSite, and are currently in various stages of testing this technology to deliver peptides and small molecules. Many of our innovations center on the way we approach designing and formulating electronically controlled drug delivery patches.  Our patches are pre-filled with the proper dosage of drug during the manufacturing process.  They are designed to be disposable after a single application and are discreet in appearance.  Further, we designed our patches so that they can be quickly and cost-effectively mass-produced using automated manufacturing processes.

To complement our patch design, we approached the design of electronic controllers with the goal of being small, wearable, simple to operate and programmable to handle simple, as well as complex, drug delivery profiles.  The dose controller contains a miniature battery and circuitry controlling delivery rate, and is capable of recording information on the amount and time of drug delivered. We believe the controllability and programmability offered by our technology are distinct competitive advantages that will enable our products to deliver more consistent and predictable results for a broad range of existing and new drugs.

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

Given the December 2009 termination by Ferring under Section 9.04 of our License Agreement with Ferring of its joint collaborative infertility project with us, we have reevaluated our business strategy.  We seek to continue to streamline our operations and focus our resources on a narrow breadth of projects geared to determine viability and/or sale and license of our current in-house projects.  We will also evaluate a finite number of licensing and/or acquisition opportunities in an effort to bring in a technology or product which is closer to commercialization, such as a complementary technology appropriate for Phase III testing.  Our business plan will continue to evolve over the next few fiscal quarters as we evaluate in-house projects as well as review appropriate outside opportunities.

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

We have demonstrated in a Phase I study that our proprietary active transdermal delivery technology can be used to provide controlled delivery of a leading migraine triptan medication in humans. Our objective is to find a development and marketing partner to complete the necessary trials and obtain FDA approval to launch this triptan loaded smart patch about the time the specific triptan we are targeting loses patent protection in 2013.

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

Osteoporosis

Osteoporosis is a metabolic skeletal disorder wherein bone strength decreases and risk of bone fracture increases. Bone strength is maintained by a continual process of bone resorption and bone regeneration. Osteoporosis results when bone resorption occurs at a faster rate than bone regeneration. We believe iontophoresis can be used to transdermally deliver calcium-regulating hormones such as salmon calcitonin and parathyroid hormone (1 to 34). Such delivery could be useful for chronic treatment of post-menopausal osteoporosis and other clinical indications as a superior alternative to injection.

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

Revenue

In accordance with ASC 605, we recognize revenues for the reimbursement of development costs when it bears all the risk for selection of and payment to vendors and employees.

We use revenue recognition criteria outlined in ASC 605.  Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where we have an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized into license fees in the statement of operations over the term of the performance obligation. Subsequent milestone payments received are either recognized immediately or ratably, over a development period, depending on the nature of the milestone collaborative agreement terms and accounting guidance for collaborative transactions.

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

Stock-based Compensation

We account for our stock based employee compensation plans under ASC 718 and ASC 505.  ASC 718 and ASC 505 address the accounting for shared based payment transactions in which an enterprise receives employee services for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments.  ASC 718 and ASC 505 require that such transactions be accounted for using a fair value based method.

In considering the fair value of the underlying stock when we grant options or restricted stock, we consider several factors, including third party valuations and the fair values established by market transactions. Stock-based compensation includes estimates of when stock options might be exercised, forfeiture rates and stock price volatility. The timing for exercise of options is out of our control and will depend, among other things, upon a variety of factors, including our market value and the financial objectives of the holders of the options. We have limited historical data to determine volatility in accordance with Black-Scholes-Merton modeling or other acceptable valuation models under ASC 718 and ASC 505. In addition, future volatility is inherently uncertain and the valuation models have its limitations. These estimates can have a material impact on stock-based compensation expense in our consolidated statements of operations but will have no impact on our cash flows. Therefore determining the fair value of our common stock involves significant estimates and judgments.

Deferred Financing and Other Debt-Related Costs

Deferred financing costs are amortized over the term of its associated debt instrument.  We evaluate the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist.  We allocate the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with ASC 470.  The fair value of the warrants issued to note holders or placement agents are calculated utilizing the Black-Scholes-Merton option-pricing model.  We amortize the resultant discount or other features over the terms of the notes through its earliest maturity date using the effective interest method. Under this method, interest expense recognized each period will increase significantly as the instrument approaches its maturity date.  If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated.

Fair Value of Liabilities for Warrant and Embedded Conversion Option Derivative Instruments

Under applicable accounting guidance, an evaluation of outstanding warrants is made to determine whether warrants issued are required to be classified as either equity or a liability. Because certain warrants we have issued in connection with past financings contain certain provisions that may result in an adjustment to their exercise price, we classify them as derivative liabilities, and accordingly, we are then required to estimate the fair value of such warrants, at the end of each quarter. We use the Black-Scholes option pricing model to estimate such fair value, which requires the use of numerous assumptions, including, among others, expected life, volatility of the underlying equity security, a risk-free interest rate and expected dividends. The use of different values by management in connection with these assumptions in the Black Scholes option pricing model could produce substantially different results. Because we record changes in the fair value of warrants classified as derivative liabilities as either an increase or decrease in fair value of derivative financial instruments on our condensed consolidated statement of operations, materially different results could have a material effect on our results of operations. As of June 30, 2010, we recorded on our condensed consolidated balance sheets a derivative liability of $9.6 million.

Recently Issued Accounting Standards

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact our condensed consolidated financial statements.

Consolidated Results of Operations

The following table sets forth the percentage increases or (decreases) in certain line items on our condensed consolidated statements of operations for the three and six months ended June 30, 2010:

	Three Months Ended June 30, 2010 Versus June 30, 2009	Six Months Ended June 30, 2010 Versus June 30, 2009

Revenues	(80.8)%	(90.6)%
Research and development	(21.5)%	(9.5)%
General and administrative	138.4%	89.2%
Facilities realignment and impairment of fixed assets	(100.0)%	(100.0)%
Registration rights penalty	(100.0)%	(100.0)%
Interest (income) expense, net	(87.4)%	(89.3)%
Increase in fair value of derivative financial instruments	100.0%	100.0%
Net loss	341.8%	207.7%

Comparison of the Three Month Periods Ended June 30, 2010 and 2009

Revenues

Revenues were $0.1 million for the three months ended June 30, 2010, compared to $0.6 million for the comparable period in 2009, a decrease of 80.8% or $0.5 million. Our revenue for the three-month period ended June 30, 2009 was primarily derived from reimbursement of product development costs from Ferring. This decrease is primarily attributable to the termination by Ferring of its License Agreement with us in December 2009. Our revenue for the three-month period ended June 30, 2010 and 2009 was primarily derived from research and development work performed on behalf of our costumers.

Research and development

Research and development expenses were $0.7 million for the three months ended June 30, 2010, compared to $0.9 million for the comparable period in 2009, a decrease of 21.5% or $0.2 million. Research and development expenses for the three months ended June 30, 2010 include a non-cash charge of $0.1 million for the fair value of employee share-based payments as compared to approximately $12,000 for the comparative period in the prior year. This decrease in research and development expenses is primarily attributable to the termination by Ferring of its License Agreement with us and the completion of the related phase II clinical trial work in December 2009.

General and administrative

  General and administrative expenses totaled $1.6 million for the three months ended June 30, 2010, as compared to $0.7 million for the comparable period in 2009, an increase of 138.4%, or $0.9 million. General and administrative expense for the three months ended June 30, 2010 included a non-cash charge of $0.3 million for the fair value of employee and director share-based payments as compared to approximately $0.1 million for the comparative period in the prior year. The increase in general and administrative expenses, net of the increase in non-cash charges of $0.7 million, is primarily attributable to an increase in investor relations costs, legal fees, and consulting arrangements.

Facilities realignment and impairment of fixed assets

Expenses for facilities realignment and impairment of fixed assets totaled $0.1 million for the three months ended June 30, 2009. On September 30, 2009, we entered into a Settlement and Release Agreement with the landlord of this facility and accordingly we did not incur facility realignment expense in the three month period ended June 30, 2010.

Registration rights penalty

The registration rights penalty for failure to register common stock issued totaled $0.1 million for the three months ended June 30, 2009. On October 30, 2009, we entered into an Amendment and Waiver (“Amendment”) to the Registration Rights Agreement dated September 29, 2004 among the Company, Spencer Trask Ventures, Inc., a related party, Rodman & Renshaw, LLC, and various shareholders. The Amendment required us to compensate investors for registration rights penalties incurred of approximately $2.6 million. We issued 1,250,000 restricted shares of our common stock with a fair value of $0.8 million and warrants to purchase up to 1,250,000 restricted shares of our common stock at an exercise price of $0.75 per share with an expiration date of October 30, 2012 in order to settle the accrued liquidated damages. Accordingly we did not incur registration right penalty expense in the three month period ended June 30, 2010.

Interest (income) expense, net

Interest (income) expense, net totaled $0.1 million for the three months ended June 30, 2010, as compared to $0.4 million for the comparable period in 2009, a decrease of 87.4%, or $0.4 million.  The decrease in interest (income) expense, net, is primarily attributable to the conversion of approximately $20.3 million in senior secured convertible debt and preferred stock into our common stock in December 2009.

Increase in fair value of derivative financial instruments

We performed an evaluation to determine whether our equity-linked financial instruments (or embedded features) are indexed to our stock, including evaluating the instruments contingent exercise and settlement provisions in accordance with ASC Topic 815. This requirement affects the accounting for our warrants that protect holders from a decline in the stock price (or “down-round” provisions). This also affects the beneficial conversion feature of the 2010 Notes, which have an initial conversion price of $0.20 per share (but such price decreases by 1.5% each 90 period that the instrument is outstanding, and contains a reset provision in the event subsequent equity raises are at a lower value). For the three month period ended June 30, 2010, we recorded an expense of $4.1 million in the condensed consolidated statement of operations due to the changes in the fair value of our issued warrants that contain such anti-dilution provisions and the variable beneficial conversion feature, using the Black-Scholes-Merton option-pricing model.

Comparison of the Six Month Periods Ended June 30, 2010 and 2009

Revenues

Revenues were $0.1 million for the six months ended June 30, 2010, compared to $1.5 million for the comparable period in 2009, a decrease of 90.6% or $1.3 million. Our revenue for the six-month period ended June 30, 2009 was primarily derived from reimbursement of product development costs from Ferring. This decrease is primarily attributable to the termination by Ferring of its License Agreement with us in December 2009. Our revenue for the six-month period ended June 30, 2009 was primarily derived from research and development work performed on behalf of our customers.

Research and development

Research and development expenses were $1.5 million for the six months ended June 30, 2010, compared to $1.6 million for the comparable period in 2009, a decrease of 9.5% or $0.2 million. Research and development expenses for the six months ended June 30, 2010; include a non-cash charge of $0.3 million for the fair value of employee share-based payments as compared to approximately $35,000 for the comparative period in the prior year. This decrease in research and development expenses is primarily attributable to the termination by Ferring of its License Agreement with us and the completion of the related phase II clinical trial in December 2009.

General and administrative

General and administrative expenses totaled $3.3 million for the six months ended June 30, 2010, as compared to $1.8 million for the comparable period in 2009, an increase of 89.2%, or $1.6 million. General and administrative expense for the six months ended June 30, 2010, included a non-cash charge of $1.3 million for the fair value of employee and director share-based payments as compared to approximately $0.2 million for the comparative period in the prior year. The increase in general and administrative expenses, net of the increase in non-cash charges of $0.4 million, is primarily attributable to an increase in investor relations costs, legal fees, and consulting arrangements.

Facilities realignment and impairment of fixed assets

Expenses for facilities realignment and impairment of fixed assets totaled $0.1 million for the six months ended June 30, 2009. On September 30, 2009, we entered into a Settlement and Release Agreement with the landlord of this facility and accordingly we did not incur facility realignment expense in the six month period ended June 30, 2010.

Registration rights penalty

The registration rights penalty for failure to register common stock issued totaled $0.1 million for the six months ended June 30, 2009. On October 30, 2009, we entered into an Amendment and Waiver (“Amendment”) to the Registration Rights Agreement dated September 29, 2004 among the Company, Spencer Trask Ventures, Inc., a related party, Rodman & Renshaw, LLC, and various shareholders. The Amendment required us to compensate investors for registration rights penalties incurred of approximately $2.6 million. We issued 1,250,000 restricted shares of our common stock with a fair value of $0.8 million and warrants to purchase up to 1,250,000 restricted shares of our common stock at an exercise price of $0.75 per share with an expiration date of October 30, 2012 in order to settle the accrued liquidated damages. Accordingly we did not incur registration right penalty expense in the six month period ended June 30, 2010.

Interest (income) expense, net

Interest (income) expense, net totaled $0.1 million for the six months ended June 30, 2010, as compared to $0.8 million for the comparable period in 2009, a decrease of 89.3%, or $0.8 million.  The decrease in interest (income) expense, net, is primarily attributable due to the conversion of approximately $20.3 million in senior secured convertible debt and preferred stock into our common stock in December 2009.

Increase in fair value of derivative financial instruments

We performed an evaluation to determine whether our equity-linked financial instruments (or embedded features) are indexed to our stock, including evaluating the instruments contingent exercise and settlement provisions in accordance with ASC Topic 815.  This requirement affects the accounting for our warrants that protect holders from a decline in the stock price (or “down-round” provisions). This also affects the beneficial conversion feature of the 2010 Notes, which have an initial conversion price of $0.20 per share (but such price decreases by 1.5% each 90 period that the instrument is outstanding, and contains a reset provision in the event subsequent equity raises are at a lower value). For the six month period ended June 30, 2010, we recorded an expense of $4.7 million in the condensed consolidated statement of operations due to the changes in the fair value of our issued warrants that contain such anti-dilution provisions and the variable beneficial conversion feature, using the Black-Scholes-Merton option-pricing model.

Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern; however, we had cash and cash equivalents of $2.2 million and a working capital deficit of $13.5 million, as of June 30, 2010, which are not sufficient to allow us to continue operations without additional funding, especially given the fact that the Company has approximately $2.1 million in accounts payable which are more than 60 days past due, with increasing numbers of creditors either making claims and/or commencing litigation against us. No assurance can be given that we will be successful in arranging additional financing needed to continue the execution of our business plan, which includes the development of new products. Failure to obtain such financing may require management to substantially curtail operations, cease operating our business or file for bankruptcy, which would result in a material adverse effect on our financial position and results of operations. Since February 2008, our primary source of financing has been loans, development fees and milestone payments from our collaborative partner, Ferring. In December 2009, Ferring terminated its License Agreement with us and thus we are no longer receiving any payments from Ferring. These factors raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern.

Cash flows from operating activities

For the six-month period ended June 30, 2010, net cash used in operating activities was $2.5 million, as compared to $0.7 million of net cash used in operating activities in the comparable period in the prior year. The increase in net cash used in operating activities for the six month period ended  June 30, 2010 as compared to same period in the prior year is primarily due to Ferring’s termination of its License Agreement with us in December 2009 and discontinuance of reimbursement of our product development expenditures under the Agreement.  We received $1.8 million of such reimbursement of product development expenses in the six month period ended June 30, 2009.

Until our business development activities are successful, we shall continue to utilize more cash in operating activities than is generated, and this trend may increase in the future as we engage in increased business development activities. Therefore, we will be dependent upon cash flows from financing activities to fund our operations for the foreseeable future.

Cash flows from investing activities

For the six-month period ended June 30, 2010, we did not incur any cash expenditures in investing activities as we significantly reduced variable spending as part our cost reduction initiatives.  For the six-month period ended June 30, 2009, net cash provided by investing activities was $0.1 million.

Cash flows from financing activities

For the six-month period ended June 30, 2010, net cash provided by financing activities was $2.5 million, as compared to $0.6 million of net cash provided by financing activities in the comparable period in the prior year. During the six-month period ended June 30, 2010, we sold to accredited investors $1.8 million principal amount of senior subordinated convertible promissory notes due 2013 and $1.1 million of subordinated convertible promissory notes which was partially offset by $0.4 million in related debt issuance costs. During the six-month period ended June 30, 2009, we received gross proceeds of $1.0 million from the sale of our PMK 150 Patch manufacturing machine which was partially offset by the repayment of $0.4 million of senior secured convertible debentures due to Ferring.

Until our business development efforts are sufficiently successful to yield a transaction that provides us with significant milestone payments and research and development expense reimbursements, we will be largely dependent upon financing activities to cover our operating costs in the foreseeable future.

Financing History 2009 and 2010

Transaction Agreement with Ferring March 2009

In March 2009, we entered into a transaction with Ferring whereby they agreed to fund the first half of the 2009 development budget up to $3.3 million, in exchange for which we granted Ferring a senior security interest in our assets (which Ferring has agreed to subordinate to the security interest of new third party lenders for a value of over $3.3 million).

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

Termination of Ferring Agreement

On December 21, 2009, we received notice from Ferring of its termination of the License and Development Agreement, dated September 27, 2004, by and between us  and Ferring (“Agreement”) under Section 9.04 of the Agreement, effective January 21, 2010.   Pursuant to the Agreement, upon a termination by Ferring under Section 9.04 after December 31, 2004, the following disposition of intellectual property associated with the Agreement shall occur under Section 9.05 of the Agreement:

a)
all licenses and other rights granted to us shall, subject to the continued payment to Ferring of certain royalty payments under the Agreement, be converted to and continue as exclusive, worldwide irrevocable, perpetual, sub-licensable licenses to develop, make, have made, use, sell, offer to sell, lease, distribute, import and export the Product;

b)	all licenses and other rights granted to Ferring under the Agreement shall be terminated as of the effective date of the termination;

c)
Ferring shall grant to us an irrevocable, perpetual, exclusive, royalty-free, sub-licensable license to practice certain intellectual property jointly developed under the Agreement with respect to the iontophoretic administration of infertility hormone;

d)
Ferring shall cease to use and shall assign to us  all of its rights, title and interest in and to all clinical, technical and other relevant reports, records, data, information and materials relating exclusively to the Product and all regulatory filings (including any NDA, 510(k) or similar regulatory filing) relating exclusively to the Product and provide us one copy of each physical embodiment of the aforementioned items within thirty (30) days after such termination;

e)
Ferring shall cease to use any Know-How, Information or Materials arising under this Agreement to the extent such Know-How, Information or Materials is owned by Ferring and shall promptly return to us  all such materials; and

f)
Ferring is required to return to us all information and our know-how and other materials and records in their possession or control relating exclusively to the Product (as such term is defined in the Agreement).

In July 2010, we filed a complaint against Ferring entitled “Vyteris, Inc. v. Ferring Pharmaceuticals, Inc.” (the “Lawsuit”) in the Superior Court of New Jersey, Chancery Division – Essex County to resolve outstanding issues with respect to this termination.  Ferring’s answer is due on August 18, 2010.

Other Financings

October 30, 2009 Private Placement

On October 30, 2009, we issued 3,000,000 shares of our common stock and 3,000,000 warrants to purchase our common stock to an investor for a purchase price of $0.6 million in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933. The warrants are exercisable into shares of our common stock at an exercise price of $0.20 per share, and bear a term of five years from the date of closing.  The warrants contain a cashless exercise provision and “full ratchet” anti-dilution provisions. We paid finders fees in the amount of $0.1 million and issued a total of 1,200,000 warrants allocated as follows: (i) 600,000 warrants representing 20% of the common stock issued to investors and (ii) 600,000 warrants representing 20% of the warrants issued to investors in connection with this private placement recorded as a reduction of equity as a cost of the transaction. All warrants issued contain terms identical to the terms of the warrants issued to the investors.

Proceeds from previously approved sale of State of New Jersey net operating tax losses

On December 23, 2009, we consummated a non-dilutive capital raise in the net amount of $2.1 million. The State of New Jersey approved the sale of our prior year’s state net operating tax losses and research tax credits through the New Jersey Economic Development Authority (NJEDA). The funding has been used for operations and capital expenditures in accordance with rules, regulations and stipulations set forth by the New Jersey program.

Senior subordinated convertible promissory notes, net of discount

In February 2010 and May 2010, we sold to accredited investors (“Investors”) in a private placement $1.1 million and $0.7 million, respectively, principal amount of Senior Subordinated Convertible Promissory Notes due 2013 (the “2010 Notes”).  The 2010 Notes bear no interest and are convertible into our common stock at the option of the Investors anytime at an initial conversion price of $0.20 per share.  The conversion price automatically reduces by 1.5% of the conversion price after each 90 day period that 2010 Notes are outstanding, and additionally, the conversion price resets in the event of a subsequent issuance of stock at a lower price than the then effective conversion price. In addition, the 2010 notes automatically convert into our common stock if the closing bid price of our common stock equals or exceeds 300% of the conversion price for a period of twenty consecutive trading days.

In connection with the sale of the 2010 Notes, we also issued five-year warrants to purchase an aggregate of 5,300,000 shares with an exercise price of $0.20 per share and 3,625,000 shares of our common stock with an exercise price of $0.25 per share, respectively.  In conjunction therewith, we provided customary “piggyback” registration rights for a 24-month period to the Investors with respect to the shares of common stock underlying the notes and warrants.

Subordinated convertible promissory notes, net of discount

On June 30, 2010, we consummated a private placement to accredited investors (“Investors”) of $1.2 million principal amount of Subordinated Convertible Promissory Notes due September 30, 2010 (the “June 2010 Notes”). The sale of the June 2010 Notes also included issuance to Investors of five-year warrants to purchase an aggregate of 2,300,000 shares of our common stock with an exercise price of $0.25 per share.  The June 2010 Notes are convertible into our common stock at the option of the Investors upon the same terms and conditions of securities offered to investors in the next subsequent equity securities financing.

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

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with capital and operating leases, manufacturing equipment, and employee agreements as set forth in the table below:

	Payments due by Period as of June 30, 2010
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$576,613	$374,752	$201,861	$—	$—
PMK 150 lease agreement	104,000	12,000	24,000	24,000	44,000
Debt obligations (1)	5,185,000	1,750,000	2,935,000	—	500,000
Advisory agreement	45,000	45,000	—	—	—
Total	$5,910,613	$2,181,752	$3,160,861	$24,000	$544,000

(1) Debt obligations are summarized as follows:

Lender	Face Amount	Due Date	Interest Rate	Amount Description On Balance Sheet

Senior subordinated convertible promissory notes	$1,060,000	February 2013	-	Senior subordinated convertible promissory notes, net of discount (see Note 6)

Promissory note due to STSG	1,750,000	December 2012	6%	Promissory note due to a related party (see Note 5)

Senior subordinated convertible promissory notes	725,000	May 2013	-	Senior subordinated convertible promissory notes, net of discount (see Note 6)

Subordinated convertible promissory notes	1,150,000	September 2010	6%	Subordinated convertible promissory notes, net of discount (see Note 7)

Convertible notes payable	500,000	August 2014	6%	Convertible note payable(see Note 11)
Total	$5,185,000

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the market-driven increase or decrease in interest rates, and the impact of those changes on our ability to realize a return on invested or available funds. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in commercial checking and savings accounts.

ITEM 4. CONTROLS AND PROCEDURES

A.    Disclosure

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based on the evaluation above, our Principal Executive Officer and our Principal Accounting Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective.

B.   Changes in  Internal Control Over Financial Reporting

During the quarter ended June 30, 2010 there have been no changes in our internal controls or in other factors that could affect any corrective actions with regard to deficiencies and material weaknesses with respect to internal controls over financial reporting.  As there has been no change in our internal controls since disclosure in our Form 10-K for the year ending December 31, 2009, filed with the Securities and Exchange Commission, on March 25, 2010 with regard to segregation of accounting duties, we reiterate the following material weakness which also existed as of December 31, 2009.

  Segregation of Duties

We currently have accounting staff limited to our chief financial officer and two support staff members.  Limited resources in this area may not provide sufficient staffing for internal control purposes.  We monitor this situation closely and have plans to add consulting support as needed in this area and as resources permit.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. Except as set forth below, there are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows except for approximately $0.7 million in accounts payable collection claims and litigation.  Unless we are able to obtain sufficient funds to commence settlement of outstanding accounts payable, these numbers of claims and litigation are likely to increase.

In July 2010, we filed a complaint against Ferring entitled “Vyteris, Inc. v. Ferring Pharmaceuticals, Inc.” (the “Lawsuit”) in the Superior Court of New Jersey, Chancery Division – Essex County to resolve outstanding issues with respect to this termination.  Ferring’s answer is due on August 18, 2010.

On December 21, 2009, the Company received notice from Ferring of its termination of the License and Development Agreement, dated September 27, 2004, by and between the Company and Ferring (“Agreement”) under Section 9.04 of the Agreement, effective January 21, 2010.   Pursuant to the Agreement, upon a termination by Ferring under Section 9.04 after December 31, 2004, the following disposition of intellectual property associated with the Agreement shall occur under Section 9.05 of the Agreement:

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

e)
Ferring shall cease to use any Know-How, Information or Materials arising under this Agreement to the extent such Know-How, Information or Materials is owned by Ferring and shall promptly return to the Company all such materials; and

f)
Ferring is required to return to Vyteris all information knowhow of Vyteris and other materals and records in their possession or control relating exclusively to the Product (as such term is defined in the Agreement).

In July 2010, the Company filed a complaint against Ferring entitled “Vyteris, Inc. v. Ferring Pharmaceuticals, Inc.” (the “Lawsuit”) in the Superior Court of New Jersey, Chancery Division – Essex County to resolve outstanding issues with respect to this termination.  Ferring’s answer is due on August 18, 2010.

Subsequent to receipt of such notice, we attempted to reach a reasonable resolution of the outstanding matters with Ferring, including payment of any amounts due.  The negotiations were unsuccessful as Ferring sought to reach resolutions not contemplated by the Agreement pursuant to its December 21, 2009 termination under Section 9.04, to which we do not believe Ferring is entitled under its Section 9.04 termination, as detailed above.

In the Lawsuit, we assert claims against Ferring for various causes of action, including, but not limited to, injunctive relief, declaratory judgment, money damages, and various other claims arising out of Ferring’s termination of the License and Development Agreement in December 2009 and Ferring’s conduct subsequent to the December 2009 termination.  In the complaint filed with respect to the Lawsuit, we seek various types of relief which include: (i) injunctive relief requiring Ferring to turn over all information requested by us under Section 9.05 of the License and Development Agreement; (ii) a declaratory judgment that we are entitled to receive from Ferring, inter alia, all test data, results, analyses and intellectual property under Section 9.05, and (iii) various compensatory, punitive and treble damages, as well as costs of suit, interest and attorneys’ fees.

The Lawsuit is in its initial stages, and we cannot predict the outcome of the Lawsuit, or what relief we may receive, if we do prevail on the merits.

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

As of June 30, 2010, our cash and cash equivalents amounted to $2.2 million. In 2010, we have had minimal revenue, and we have been dependent upon proceeds from financing activities to fund our operations.  As of June 30, 2010, our current liabilities exceeded our current assets by approximately $13.5 million, and we have approximately $2.1 million in outstanding accounts payable which are over 60 days past due.  If we do not continue to raise capital until we generate sufficient cash flow from operations to cover this working capital deficit, we may be required to discontinue or further substantially modify our business, in addition to the substantial cost cutting measures that have been implemented in the last two years. We cannot be certain that additional financing will be available to us on favorable terms when required, if at all.  The failure to raise needed funds could have a material adverse effect on our business, financial condition, operating results and prospects.  Additionally, we face mounting claims and litigation from our vendors and other parties to which we owe money, and we do not have sufficient funds to pay such payables and/or to defend litigation which may arise from nonpayment. These factors raise substantial doubt about our ability to continue as a going concern. The report of the independent registered public accounting firm relating to the audit of our consolidated financial statements for the year ended December 31, 2009 contains an explanatory paragraph expressing uncertainty regarding our ability to continue as a going concern because of our operating losses and our need for additional capital. Such explanatory paragraph could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any future financing that we may obtain.

We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability.

From November 2000 through June 30, 2010, we incurred net losses in excess of $223.8 million, as we have been engaged primarily in clinical testing and development activities. We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur significant losses for the foreseeable future and will endeavor to finance our operations through sales of securities and incurrence of indebtedness, of which there can be no assurance.

Ferring’s December 2009 termination of its License and Development Agreement with us and the lawsuit we filed with respect to such termination could have a material adverse effect on us.

Ferring’s recent termination of its License and Development Agreement with us and the ensuing lawsuit present several risks.

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

(iii) In December 2009, Ferring terminated our September 27, 2004 agreement with them pursuant to Section 9.04 thereof.  As a result of the subsequent inability to reach a reasonable resolution with Ferring, we filed a lawsuit against Ferring on July 1, 2010 in the Superior Court of New Jersey, Chancery Division – Essex County.

(iv) Because of this lawsuit, we will be required to expend significant funds as well as utilize significant amounts of time of our management and other personnel.  We cannot assure you that we will receive a favorable outcome in the litigation, and in using our efforts and legal counsel to obtain a favorable outcome, we cannot accurately predict the potential costs that will be involved.

(v) In connection with the March 2009 financing with Ferring, we granted Ferring a first lien on all of our assets.  If we are not able to reach a favorable disposition in litigation, Ferring could exercise legal remedies against us, including, but not limited to, foreclosing on our assets.

Our sale of a significant number of shares of our common stock, convertible securities or warrants or the issuance or exercise of stock options or warrants could depress the market price of our stock.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market or the perception that substantial sales could occur because of our sale of common stock, convertible securities or warrants, or the issuance or exercise of stock options or warrants. These sales also might make it difficult for us to sell equity securities in the future at a time when, and at a price which, we deem appropriate.

As of June 30, 2010, we had stock options to purchase 16,657,938 shares of our common stock outstanding, of which options to purchase 6,763,122 shares were exercisable. Also outstanding as of the same date were warrants exercisable for 25,690,858 shares of our common stock and senior secured debentures that can convert into 9,258,333 shares of our common stock. Exercise of any current or future outstanding stock options or warrants could harm the market price of our common stock.

We are a controlled company and our majority shareholder may take actions adverse to the interests of other shareholders

As of June 30, 2010, Spencer Trask Specialty Group, LLC or STSG, beneficially owned approximately 81.8% of our issued and outstanding common stock. Due to this stock ownership, we are controlled by STSG and deemed a “controlled corporation”. This control occurred as a result of the December 22, 2009 restructuring and conversion into common stock of over $20.3 million of preferred stock and senior secured debt that we owed to STSG.  STSG may take actions that conflict with the interests of other shareholders.  Due to STSG’s voting control of our common stock, STSG has substantial control over us and has substantial power to elect directors and to generally approve all actions requiring the approval of the holders of our voting stock.

We recently sold debt to investors which is due on September 30, 2010, and we have no current plans to refinance this debt or pay when due.

On June 30, 2010, we consummated a private placement to accredited investors (“Investors”) of $1.2 million principal amount of subordinated convertible promissory notes due September 30, 2010 (the “Notes”).  The Notes are convertible into our common stock at the option of the Investors upon the same terms and conditions of securities offered to investors in our next subsequent equity securities financing (“Next Offering”).  There is no assurance that we will consummate our next offering by September 30, 2010 or that if we do, whether all or part of the Notes will be converted.  If the Notes are not all so converted by September 30, 2010, and we are not able to either repay all amounts due under any unconverted Notes, or obtain an extension past the September 30, 2010 maturity date, we will be in default of those remaining unconverted Notes, and the Investors will be able to exercise all available remedies against us, which includes suing us for the remaining principal amount of the Notes plus interest thereon plus default interest and costs of collection.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

May 2010 Financing

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

June 2010 Financing

On June 30, 2010, we consummated a private placement to accredited investors (“Investors”) of $1.2 million principal amount of 6% Subordinated Convertible Promissory Notes due September 30, 2010 (the “Notes”).  The sale of the Notes also included issuance to Investors of five-year warrants to purchase an aggregate of 2,300,000 shares of our common stock with an exercise price of $0.25 per share.   Spencer Trask Ventures, Inc. acted as finder in connection with the private placement.

The Notes bear interest at the rate of 6% per annum and are convertible into our common stock at the option of the Investors upon the same terms and conditions of securities offered to investors in our next subsequent equity securities financing (“Next Offering”).

In connection with the final closing, we received net proceeds of $1.2 million, and all compensation to the finders have been deferred until the conversion of Notes at the Next Offering at which time the finders shall receive cash fees and wearrants as if the Investors had purchased those securities in the Next Offering for cash.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Item 6(a)	Exhibits

10.163	Amendment No. 1 to 6 % Secured Promissory Note, dated July 29, 2010, with Spencer Trask Specialty Group LLC

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vyteris, Inc.

Date: August 13, 2010	/s/ Haro Hartounian
Haro Hartounian
Principal Executive Officer

Date: August 13, 2010	/s/ Joseph Himy
Joseph Himy
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Item No.	Description

10.163	Amendment No. 1 to 6 % Secured Promissory Note, dated July 29, 2010, with Spencer Trask Specialty Group LLC

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification by the Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350