Form 10-Q
period 2010-09-30
Vyteris, Inc.
filed 2010-11-15
CIK 1139950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐       NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

CLASS	OUTSTANDING AT NOVEMBER 8, 2010
Common stock, par value $0.015 share	68,755,067

VYTERIS, INC.

FORM 10-Q

INDEX

Vyteris® and LidoSite® are our trademarks. All other trademarks, servicemarks or trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

ITEM 1. FINANCIAL STATEMENTS

VYTERIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,153,819	$2,173,039
Other current assets	110,765	120,527
Total current assets	1,264,584	2,293,566

Debt issuance costs, net	2,044,421	—
Property and equipment, net	27,799	114,024
Other assets	290,352	225,356
TOTAL ASSETS	$3,627,156	$2,632,946

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,219,249	$2,432,976
Fair value of derivative financial instruments	10,180,233	2,634,487
Accrued expenses and other	3,508,350	3,135,013
Interest payable and accrued expenses due to a related party	190,093	111,560
Total current liabilities	16,097,925	8,314,036

Promissory note due to a related party	1,750,000	1,750,000
Senior subordinated convertible promissory notes, net of discount (face amount $1.8 million)	26,859	—
Deferred revenue and other	746,237	821,237
Convertible note payable	500,000	500,000
Total liabilities	19,121,021	11,385,273

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, par value $0.015 per share; 400,000,000 shares authorized, at September 30, 2010 and December 31, 2009; 68,755,067 and 62,398,817 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1,031,326	935,982
Additional paid-in capital	213,139,437	204,642,912
Accumulated deficit	(229,664,628)	(214,331,221)
Total stockholders’ equity (deficit)	(15,493,865)	(8,752,327)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,627,156	$2,632,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Product development	$3,956	$476,928	$15,466	$1,557,569
Other revenue	—	197,466	126,067	572,774
Total revenues	3,956	674,394	141,533	2,130,343

Cost and expenses:
Research and development	604,651	605,821	2,083,087	2,239,514
General and administrative	966,907	548,202	4,283,243	2,301,361
Facilities realignment and impairment of fixed assets	—	—	—	177,831
Registration rights penalty	—	65,581	—	194,603
Total cost and expenses	1,571,558	1,219,604	6,366,330	4,913,309
Loss from operations	(1,567,602)	(545,210)	(6,224,797)	(2,782,966)

Interest (income) expense:
Interest (income)	(750)	(24)	(1,182)	(427)
Interest expense to related parties	390,774	393,839	449,029	1,173,565
Interest (credit) expense	(3,548)	15,002	29,367	83,292
Non-cash interest expense for warrants issued on induced conversion of debt	2,832,706	—	2,832,706	—
Non-cash interest expense for warrants issued to investors	485,029	—	485,029	—
Interest expense, net	3,704,211	408,817	3,794,949	1,256,430

Increase in fair value of derivative financial instruments	569,301	—	5,313,661	—
Gain on settlement of lease obligations	—	(1,953,977)	—	(1,953,977)

Net (loss) income	$(5,841,114)	$999,950	$(15,333,407)	$(2,085,419)

Net (loss) income per common share:
Basic	$(0.09)	$0.14	$(0.24)	$(0.29)
Diluted	$(0.09)	$0.14	$(0.24)	$(0.29)

Weighted average number of common shares:
Basic	62,685,276	7,291,703	62,716,803	7,288,802
Diluted	62,685,276	7,398,739	62,716,803	7,288,802

 The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2009	62,398,817	$935,982	$204,642,912	$(214,331,221)	$(8,752,327)
Non-cash stock based compensation expense, net	—	—	1,989,631	—	1,989,631
Issuance of common stock for services rendered	520,000	7,800	278,600	—	286,400
Issuance of common stock upon conversion of convertible debt	5,836,250	87,544	1,079,848	—	1,167,392
Issuance of warrants to investment finders included in debt issuance costs	—	—	1,954,831	—	1,954,831
Issuance of warrants for services rendered	—	—	342,400	—	342,400
Non-cash interest expense for warrants issued on induced conversion of convertible debt	—	—	2,832,706	—	2,832,706
Other issuance of warrants	—	—	18,509	—	18,509
Net loss for the nine months ended September 30, 2010	—	—	—	(15,333,407)	(15,333,407)
Balance at September 30, 2010	68,755,067	$1,031,326	$213,139,437	$(229,664,628)	$(15,493,865)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,333,407)	$(2,085,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	81,945	160,026
Stock based compensation charges	1,989,631	460,272
Non-cash increase in fair value of derivative financial instruments	5,313,661	—
Interest expense for warrants issued on induced conversion of convertible debt	2,832,706	—
Warrants issued to investors on conversion	485,029	—
Gain on settlement of lease obligations	—	(1,953,977)
Warrants issued for services rendered	342,400	133,483
Common stock issued for services rendered	286,400	—
Accrued registration rights penalty	—	194,603
Facilities realignment and impairment costs	—	177,831
Deferred revenue	(75,000)	(562,667)
Other	350,317	311,034
Change in operating assets and liabilities:
Accounts receivable	—	(308,921)
Other assets	(55,234)	108,194
Accounts payable	(213,727)	(38,728)
Accrued expenses and other liabilities	380,401	1,564,995
Interest payable and accrued expenses to related parties	95,925	1,283,111
Net cash used in operating activities	(3,518,953)	(556,163)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase due to changes in restricted cash	—	124,245

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured subordinated convertible debentures	2,935,000	—
Convertible debentures issuance costs	(435,267)	—
Net proceeds from sale of manufacturing asset	—	568,723
Net cash provided by financing activities	2,499,733	568,723

Net (decrease) increase in cash and cash equivalents	(1,019,220)	136,805
Cash and cash equivalents at beginning of the period	2,173,039	222,821
Cash and cash equivalents at end of the period	$1,153,819	$359,626

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,291	$2,197
Repayment of secured convertible debenture in exchange for milestone payment	—	2,500,000
Issuance of common stock upon conversion of interest on convertible debt	17,392	—
Issuance of common stock upon conversion of convertible debt	1,167,392	—
Warrants issued to investment finders included in debt issuance costs	1,954,831	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Liquidity and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared assuming that Vyteris, Inc.  (the terms “Vyteris” and the “Company” refer to each  of Vyteris, Inc., its subsidiary, Vyteris, Inc. (incorporated in the State of Delaware) and the consolidated entity) will continue as a going concern.

In December 2009, the Company converted $20.3 million of secured indebtedness and preferred stock into common stock of the Company, as well as received a net cash payment of $2.1 million from the sale of the Company’s State of New Jersey net operating losses.  In February and May 2010, the Company raised $1.8 million through the sale of senior subordinated convertible promissory notes and in June 2010, the Company raised $1.2 million through the sale of short term subordinated convertible promissory notes. Nonetheless, subsequent financings will be required to fund the Company’s operations, fund research and development for new products, repay past due payables and pay debt service requirements.

Spencer Trask Specialty Group and affiliates (“STSG”) owns 75.6% of the issued and outstanding common stock of the Company as of September 30, 2010. Due to this stock ownership, the Company is controlled by STSG and is deemed a “controlled corporation”. STSG may influence the Company to take actions that conflict with the interests of other shareholders.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. The condensed consolidated balance sheet as of December 31, 2009 has been derived from those audited consolidated financial statements. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. All significant intercompany balances and transactions have been eliminated in consolidation.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)

Business

The Company developed and produced the first FDA-approved electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can potentially be used to administer a wide variety of therapeutics either directly into the skin or into the bloodstream. The Company holds U.S. and foreign patents relating to the delivery of drugs across the skin using an electronically controlled “smart patch” device with electric current. Given the termination of the September 27, 2004 Ferring agreement, the Company is not currently engagement in any material collaborative development projects; however, the Company is currently seeking collaborative partners for several of its projects.

Merger Agreement

In September 2010 our Board of Directors approved an Agreement and Plan of Merger (the “Merger Agreement”) by and among MediSync BioServices, Inc., a Delaware corporation (“MediSync”), Vyteris and a newly created subsidiary of the Company (“Merger Sub“), pursuant to which the Merger Sub will be merged with and into MediSync, with MediSync continuing as the surviving corporation and a wholly-owned subsidiary of Vyteris (the “Merger”). As of early November 2010, we have received requisite shareholder approval to consummate the Merger, and the Merger will close upon completion of the information statement to shareholders pursuant to Section 14(c) process and filing of the certificates of merger in the State of Delaware.  MediSync is in the business of consolidating preclinical and contract research organizations (“CROs”) and related businesses, including site management organizations (“SMOs”), which sub-contract clinical trial-related responsibilities from a CRO or pharmaceutical/biotechnology company, and post marketing surveillance companies, which monitor pharmaceutical drugs and devices after release into the market. MediSync believes that its future operations may provide added value to the pharmaceutical and biotechnology industries as a valuable outsource service to them.  The CRO business model is expected to provide cash flow which can assist in funding operations while we continue to develop our drug delivery technologies. It will also provide operational synergies as two business operations are combined in one infrastructure creating efficiencies in administrative functions as well as other areas (see Note 12).  There can be no assurance this transaction will be completed or that we will be able to execute the business plan.

2.	Significant Accounting Policies

Accounting policies

There have been no significant changes in the Company’s accounting policies (as detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2009). The following significant accounting policies are included herein.

Risk and uncertainties

The Company is embarking on a new business plan consistent with the impending MediSync merger.  The Company has no experience in consolidating businesses or in the contract research organization space.  The Company may be unable to successfully combine the businesses or obtain the necessary experience to compete effectively in the contract research organization industry.

Debt instruments, offering costs and the associated features and instruments contained therein

Deferred financing costs are amortized over the term of their associated debt instruments. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocated the aggregate proceeds of the debt instrument between the warrants and the debt based on their relative fair values as codified in ASC 470. The fair value of the warrants issued to debt holders or placement agents are calculated utilizing the black scholes or probability weighted binomial method depending on the terms of the warrant agreements. The Company amortizes the resultant discount or other features over the terms of the debt through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value

Derivative Financial Instruments

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

At September 30, 2010, the Company has recorded the fair value (Level 3) of the derivative liabilities of $10.2 million, which consists of two components:

• the fair value of the warrant liability amounted to $5.5 million based on a binomial pricing model of weighted average probabilities of potential down-round scenarios for our securities using similar assumptions as noted in Note 10 of the Company’s condensed consolidated financial statements for the period ended September 30, 2010 for the valuation of stock options, except that the value of the underlying common stock has been reduced by 10% to reflect a “lack of marketability” discount arising since the underlying shares issuable upon exercise of the warrant are restricted from resale under Section 5 of the Securities Act of 1933 and subject to legend removal under Rule 144; and

• the fair value of the convertible debt conversion feature amounted to $4.7 million utilizing a level 3 market value based on pricing methodologies used to determine conversion features, which includes determining the fair value of the Company’s stock as of September 30, 2010.  Since the shares underlying the convertible debt may be subject to legend removal under Rule 144 by “tacking back” to the date of the original note issuance, it is not appropriate to apply a “lack of marketability” discount to the quoted stock price at the end of the measurement period.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)

As a result of the change in the fair value of derivative instruments, the Company recognized a $0.6 million and $5.3 million loss on derivative financial instruments for the three and nine month periods ended September 30, 2010, respectively, on the condensed consolidated statement of operations.

Recently issued accounting standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

3.	Property and Equipment, Net

Property and equipment, net consist of the following:
	September 30, 2010	December 31, 2009
	(Unaudited)

Manufacturing and laboratory equipment	$1,872,180	$1,875,930
Furniture and fixtures	156,543	156,543
Office equipment	334,065	345,424
Leasehold improvements	367,818	367,818
Software	205,210	205,210
	2,935,816	2,950,925
Less: Accumulated depreciation and amortization	(2,908,017)	(2,836,901)
Property and equipment, net	$27,799	$114,024

Depreciation and amortization expense, included in cost and expenses in the accompanying condensed consolidated statements of operations, was approximately $0.03 million and $0.04 million for the three months ended September 30, 2010 and 2009, respectively, and $0.08 million and $0.16 million for the nine months ended September 30, 2010 and 2009, respectively.

4.      Accrued Expenses and Other

Accrued expenses and other consist of the following:
	September 30,	December 31,
	2010	2009
	(Unaudited)

Compensation, accrued bonuses and benefits payable	$482,718	$413,743
Continuous motion patch machine costs and delivery	174,202	183,452
Reimbursement of development costs to Ferring (1)	1,354,567	1,386,919
Accrued insurance costs	-	101,224
Accounting, legal and consulting fees	676,652	371,243
Outside services	330,027	334,095
Food and Drug Administration fees	257,465	193,521
Other	232,719	150,816
Accrued expenses and other	$3,508,350	$3,135,013

(1)	Represents estimated liability for advances in 2009 of research and development costs under the License and Development Agreement with Ferring (see Note 8).

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)

5.	Promissory Note Due to a Related Party

In December 2009, the Company issued to STSG a promissory note (“2009 Promissory Note”) with a principal amount of $2.0 million, with interest accruing at the rate of 6% per year and a maturity date of February 2, 2013.  The 2009 Promissory Note is secured by a lien on the Company’s assets, subordinate to the lien of any existing creditors that have a lien senior to that of STSG and to any liens resulting from a prospective equity or debt financing within certain parameters set forth (“Qualified Financing”).

On December 28, 2009, the Company paid STSG $0.3 million to reduce the principal amount of the 2009 Promissory Note to $1.8 million as of December 31, 2009 and September 30, 2010. A prepayment in the amount of $0.5 million is due from the Company upon receipt of gross proceeds of each of $3.5 million and $4.0 million from a Qualified Financing. The balance of the principal amount of the 2009 Promissory Note and all accrued and unpaid interest thereon is to be repaid upon consummation of a Qualified Financing with gross proceeds (in the aggregate) of more than $6.0 million. The Company closed on approximately $2.9 million of Qualified Financings as of September 30, 2010, as described in Note 6 and Note 7.

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

In connection with the sale of the 2010 Notes, the Company also issued to the Investors five-year warrants to purchase an aggregate of 5,300,000 shares with an exercise price of $0.20 per share and 3,625,000 shares of the Company’s common stock with an exercise price of $0.25 per share, respectively.  The warrants contain a cashless exercise provision and “full ratchet” anti-dilution provisions. In conjunction therewith, the Company provided customary “piggyback” registration rights for a 24-month period to the Investors with respect to the shares of common stock underlying the 2010 Notes and related warrants.

Upon consummation of the sale of the 2010 Notes, the Company determined the relative fair value of the aforementioned instruments and recorded debt discount on the 2010 Notes totaling $1.8 million (representing the derivative liabilities of $0.5 million for the convertible debt conversion feature and $1.3 million for the warrants limited to the amount of the proceeds), in accordance with accounting for convertible instruments issued with detachable warrants (ASC 470). The Company recorded amortization debt discount of $14,844 and $26,858 for three and nine month periods ended September 30, 2010, respectively, using the effective interest method as interest expense on the condensed consolidated statement of operations. Unamortized debt discount at September 30, 2010 totaled approximately $1.8 million.

The Company received net proceeds of $0.8 million and $0.6 million from the 2010 Notes sold in February 2010 and May 2010, respectively, after payment of commissions and expense allowance to Spencer Trask Ventures, Inc. (“STVI”) a related party to STSG, a principal stockholder of the Company, to other finders and other offering related costs.  STVI and other finders also received in the aggregate warrants to purchase 3,570,000 shares of the Company’s common stock bearing substantially the same terms as the Investor warrants. The Company incurred total debt issuance costs of $2.1 million, representing the fair value of warrants issued to finders of $1.8 million and other costs totaling $0.3 million. Such costs have been classified as other assets in accordance with accounting for debt issue costs (ASC 835) and are being amortized over the life of the corresponding debt using the effective interest method.  As of  the three and nine month periods ended September 30, 2010, amortization of such costs amounted to $15,734 and $28,415, respectively, as a charge to interest expense on the condensed consolidated statement of operations.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)

At September 30, 2010, the Company remeasured the fair value of these derivative liabilities and determined the fair value of the warrant liability amounted to $3.4 million and the fair value of the convertible debt conversion feature amounted to $4.7 million. As a result of this remeasurement, the Company recognized a $0.5 million and $6.4 million loss on these derivative financial instruments for the three and nine month periods ended September 30, 2010, respectively on the condensed consolidated statement of operations.  See Note 2 for description of the Company’s accounting policies on valuing such instruments.

For the three months ended September 30, 2010, the loss on derivatives consists of a ($0.4) million charge for the convertible debt conversion feature and a ($0.1) million charge for the revaluation of the warrant liability on the condensed consolidated statement of operations. The Company recorded a charge of approximately $0.4 million for changes in the value of derivative instruments, which included the above mentioned ($0.5) million charge, offset by favorable changes in the valuation of other outstanding warrants of approximately $0.1 million.

For the nine months ended September 30, 2010 the loss on derivatives consists of a ($4.2) million charge for the convertible debt conversion feature and a ($2.2) million charge for the revaluation of the warrant liability on the condensed consolidated statement of operations.  The Company recorded a charge of approximately $4.2 million for changes in the value of derivative instruments, which included the above mentioned $(6.4) million charge, offset by favorable changes in the valuation of other outstanding warrants of $2.2 million.

7.  June 2010 Subordinated Convertible Promissory Notes

On June 30, 2010, the Company consummated a private placement to accredited investors (“June Investors”) of $1.2 million principal amount of Subordinated Convertible Promissory Notes due September 30, 2010 (the “June 2010 Notes”).  The sale of the June 2010 Notes also included issuance to June Investors of five-year warrants to purchase an aggregate of 2,300,000 shares of the Company’s common stock with an exercise price of $0.25 per share.  The warrants contain a cashless exercise provision and “full ratchet” anti-dilution provisions. STVI acted as finder in connection with the private placement. The June 2010 Notes bore interest at the rate of 6% per annum.  In connection with the final closing, the Company received net proceeds of $1.2 million as the payment of cash finder fees have been deferred until the next offering.

In accordance with accounting for convertible instruments issued with detachable warrants (ASC 470), the Company determined the relative fair value of the warrants at the time of closing at June 30, 2010 approximated $0.8 million, resulting in the recognition of a derivative warrant liability and a corresponding debt discount.

As of the June 30, 2010 closing date, the Company incurred debt issuance costs with STVI, in its capacity as a finder for the transaction, in the amount of $0.3 million.  Such costs represent the fair value of the 460,000 warrants issued to finders of $0.2 million and accrued finders fees of approximately $0.1 million, representing cash commission of up to 10% and a 3% expense allowance and warrants.

At September 30, 2010, the Company determined that the fair value of the derivative liability immediately before conversion (see below) approximated $0.9 million (see Note 2 for description of the Company’s accounting policies on valuing such instruments).  As a result, the Company recognized a loss on derivative financial instruments for the three and nine months ended September 30, 2010 of approximately $0.03 million and $0.4 million, respectively, on the condensed consolidated statement of operations.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)

On September 30, 2010, the June Investors elected to convert the principal amount of the June 2010 Notes and $17,392 of accrued interest into the Company’s common stock. For each $0.20 of principal and interest converted, the June Investors received both a share of the Company’s common stock and a 5 year warrant with an expiration date in 2015 to purchase one share of common stock at an exercise price of $0.25 per share. Therefore, the Company issued to June Investors upon conversion of the June 2010 Notes 5,836,250 shares of its common stock and 5,836,250 warrants to purchase common stock.  This private placement to accredited investors is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D, promulgated thereunder.  Upon conversion of the June 2010 Notes, the Company recorded in interest expense on the condensed consolidated statement of operations $0.3 million of deferred offering costs. The fair value of the 5,836,250 warrants issued to June Investors and the warrants issued to STVI to purchase 1,150,000 shares of the Company’s common stock  of $2.8 million (using the weighted average probabilities of potential down-round scenarios and other assumptions utilizing a unmodified binomial model).  The Company recognized the fair value of the additional warrants as an inducement charge.
.
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

In July 2010, the Company filed a complaint against Ferring entitled “Vyteris, Inc. v. Ferring Pharmaceuticals, Inc.” (the “Lawsuit”) in the Superior Court of New Jersey, Chancery Division – Essex County to resolve outstanding issues with respect to this termination.  Ferring filed a motion to compel arbitration in the case which is scheduled for hearing on November 19, 2010.  As of September 30, 2010 and December 31, 2009, the Company recorded $1.4 million in accrued expenses and other in the condensed consolidated balance sheet for the estimated amounts due to Ferring.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)

9.	Related Party Transaction

In addition to the Promissory Note Due to a Related Party described in Note 5 and finder’s fees described in Note 6 and Note 7, the Company paid Russell Potts, one of its directors, approximately $3,253 for the nine months ended September 30, 2010, for consulting services and out of pocket expenses incurred in 2009.

10.	Stock-Based Compensation

2005 Stock Option Plans

In April 2005, the Board of Directors and stockholders of the Company approved the 2005 Stock Option Plan (the “2005 Stock Option Plan”). Under the 2005 Stock Option Plan, incentive stock options and non-qualified stock options to purchase shares of the Company’s common stock may be granted to directors, officers, employees and consultants Effective as of March 31, 2010, the Company amended its 2005 Stock Option Plan to increase the number of options available for grant under the plan pursuant to authorization provided by the unanimous consent of its Board of Directors.  Specifically, the number of options available in its 2005 Stock Option Plan was increased to 20,000,000 options available to grant.

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

2010 Directors’ Incentive Plan

In March 2010, the Company’s Board of Directors unanimously approved the Company’s 2010 Outside Director Cash Compensation and Stock Incentive Plan (the “2010 Directors’ Incentive Plan”).  The 2010 Directors’ Incentive Plan, which replaces the 2007 Directors’ Incentive Plan, increases the number of authorized options under the Directors’ Incentive Plan from 2,583,333 options to 10,000,000 options.  As of September 30, 2010, the Company issued 1,265,374 options to purchase shares of the Company’s common stock under the 2010 Directors’ Incentive Plan.

Summary stock option activity for all plans for the nine month period ended September 30, 2010 is as follows:
	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price	Intrinsic Value
Outstanding at January 1, 2010	4,293,442	$0.35 - $0.65	$0.50	-
Granted	12,444,724	0.35 – 0.65	0.50	-
Exercised	-	-	-	-
Forfeited	(160,645)	0.29 - 45.60	1.25	-
Outstanding at September 30, 2010	16,577,521	0.25 - 45.60	0.82	$1,549,654
Exercisable at September 30, 2010	8,129,735	$0.25 - $45.60	$1.17	$849,681

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)

The following table summarizes information about stock options outstanding and exercisable under all plans at September 30, 2010:

	Options Outstanding at September 30, 2010			Options Exercisable at September 30, 2010
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares	Weighted Average Exercise Price
$0.25-0.30	3,019,466	$0.27	8.59	2,226,341	$0.27
$0.31-0.35	5,747,639	0.35	9.33	2,303,030	0.35
$0.36-0.55	1,608,851	0.51	8.39	843,791	0.52
$0.56-0.65	5,747,639	0.65	9.34	2,303,030	0.65
$0.66-45.60	453,926	13.62	4.97	453,543	13.61
	16,577,521	$0.82	9.05	8,129,735	$1.17

The following table summarizes the Company’s unvested stock options under all plans as of September 30, 2010 and 2009:
	As of September 30, 2010		As of September 30, 2009
Unvested Stock Option Awards	Stock Options	Weighted Average Grant Date Fair Value	Stock Options	Weighted Average Grant Date Fair Value
Unvested at January 1,	1,757,308	$0.69	1,240,078	$0.69
Awards	12,444,724	$1.00	1,847,000	$0.29
Forfeitures	-	-	(40,475)	$1.14
Vestings	(5,754,246)	$0.49	(1,015,948)	$0.59
Unvested at September 30,	8,447,786	$0.57	2,030,655	$0.57

Stock options available for grant under all stock option plans covered a total of 13,400,560 shares of common stock at September 30, 2010.  Stock options available for grant under the 2005 Stock Option Plan covered 8,095,809 shares of stock, and the 2010 Outside Director Stock Incentive Plans covered 5,304,751 shares of stock at September 30, 2010.

The fair value of stock-based awards was estimated using the Black-Scholes-Merton model, or in the case of awards with market or performance based conditions, the binomial model with the following weighted-average assumptions for stock options granted in three and nine month periods ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(1)
Expected holding period (years)	-	5.0	5.0	5.0
Risk-free interest rate	-	2.72%	2.36%	2.72%
Dividend yield	-	0%	0%	0%
Fair value of options granted	-	$0.21	$0.36	$0.21
Expected volatility	-	91.9%	91.9%	91.9%
Forfeiture rate	-	15.38%	14.46%	15.38%

(1) The Company did not grant stock options in the three months ended September 30, 2010.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)

The Company’s computation of expected life is based on historical exercise and forfeiture patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The key factors in the Company’s determination of expected volatility are historical and market-based implied volatility, comparable companies with longer stock trading periods than the Company and industry benchmarks. The following table sets forth the total stock-based compensation expense resulting from stock options in the Company’s condensed consolidated statements of operations for the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Research and development	$55,921	$42,911	$383,562	$78,649
General and administrative	297,952	189,055	1,606,069	381,623
Stock-based compensation expense before income taxes	353,873	231,966	1,989,631	460,272
Income tax benefit	-	-	-	-
Total stock-based compensation expense after income taxes	$353,873	$231,966	$1,989,631	$460,272

As of September 30, 2010, $1.5 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.97 years.

11.	Material Agreements

Senior Executive Employment Agreements

On November 21, 2008, the Company entered into an employment agreement with Dr. Hartounian effective as of May 1, 2008, which was renewed and is currently set to expire on November 30, 2011.  Dr. Hartounian’s base salary is $0.3 million per year and is eligible for a bonus of up to 40% of his salary payable in cash.  In connection with the extension of the term of the employment agreement, Dr. Hartounian is to be granted up to 7,423,970 options to purchase Company common stock, with the initial 5,196,780 options having been granted and 2,227,190 options to be granted upon raising of $7.0 million by the Company.  All options granted shall vest as follows:  35% immediately upon issuance and 65% quarterly over three years from date of grant.

On November 21, 2008, the Company entered into an employment agreement with Joseph N. Himy effective as of May 1, 2008, which was renewed and is currently set to expire on November 30, 2011.  Mr. Himy’s base salary is $0.2 million per year and he is eligible for a bonus of up to 25% of his salary payable in cash or stock.  Mr. Himy is to be granted up to 2,227,191 options, with the initial 1,559,034 options having been granted and 668,157 options to be granted upon raising of $7.0 million by the Company.  All options granted shall vest as follows:  35% immediately upon issuance and 65% quarterly over three years from date of grant.

Convertible Note

On September 30, 2009, the Company entered into a Settlement and Release Agreement with 17-01 Pollitt Drive, L.L.C. (“Landlord”) with respect to its lease. Under the settlement agreement the Company is to pay Landlord $0.5 million, which is evidenced by the issuance of a five year interest only balloon note with interest accruing at the rate of 6% per year. Upon a default by the Company under this promissory note, the principal amount is increased to $0.6 million. The note is convertible at the Landlord’s sole discretion into unregistered common stock of the Company at the conversion price of $1.50 per share.  In exchange for the note, Landlord released the Company from its obligations under the Company’s lease between Landlord and the Company.  This resulted in a gain on the settlement of this obligation of $2.0 million.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)

12.	Merger Agreement

On September 12, 2010, the Company executed an Agreement and Plan of Merger with MediSync MediSync, Company and the Merger Sub, pursuant to which the Merger Sub will be merged with and into MediSync, with MediSync continuing as the surviving corporation and a wholly-owned subsidiary of Company.  MediSync is in the business of consolidating preclinical and CRO and related businesses, including SMOs, which sub-contract clinical trial-related responsibilities from a CRO or pharmaceutical/biotechnology company, and post marketing surveillance companies, which monitor pharmaceutical drugs and devices after release into the market. MediSync believes that its future operations may provide added value to the pharmaceutical and biotechnology industries as a valuable outsource service to them. As a result of the Merger, the business of MediSync will be wholly owned and operated by Company.  The parties have made customary representations, warranties, covenants and indemnification provisions in the Merger Agreement. The parties’ obligations to consummate the closing of the Merger are subject to certain closing conditions, including stockholder approval, and there can be no assurance that the Merger will be consummated.  In addition, the Merger Agreement contains certain termination rights for both parties.  The Company had previously anticipated that closing of the Merger would occur on or before November 15, 2010 if all closing conditions of both Company and MediSync were met. The closing has been extended by the parties to December 15, 2010.

The following is a summary of certain terms and conditions set forth in the Merger Agreement.

Purchase Price

The Company has agreed to pay the following consideration to the holders of debt and equity securities of MediSync in connection with the Merger:

•	To the holders of MediSync common stock, five shares of the Company’s common stock for each share of MediSync’s common stock.

•	To the holders of convertible notes and other indebtedness of MediSync, five shares of the Company’s common stock for each $1.00 of MediSync debt.

•
To the holders of MediSync warrants, warrants to purchase five shares of the Company’s common stock, at  a $0.20 exercise price, for each warrant to purchase (i) a share of MediSync common stock and (ii) $1 of convertible note to be issued by MediSync.

•	To the holders of MediSync options, options to purchase five shares of the Company’s common stock for each option to purchase a share of MediSync common stock.

In total, (i) 25,031,253 shares of Company common stock shall be issued to holders of MediSync common stock, convertible notes and other indebtedness, (ii) warrants to purchase 2,090,000 shares of Company common stock shall be issued to holders of MediSync warrants and (iii) options to purchase 1,010,250 shares of Company common stock shall be issued to holders of MediSync options.

Board Seats

Subject to the terms and conditions set forth in the Merger Agreement, the parties agreed that upon consummation of the Merger, two current MediSync directors shall be appointed to the Company’s Board of Directors.

As of the date of this filing, we have received the requisite vote necessary to consummate the merger, and the merger will close upon completion of the necessary steps under Regulation 14C and filing of the certificates of merger in the State of Delaware.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)

13.	Loss Per Share and Warrant Information

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share for the three and nine month periods ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net (loss) income	$(5,841,114)	$999,950	$(15,333,407)	$(2,085,419)

Denominator:
Weighted average shares:
Basic	62,685,276	7,291,703	62,716,803	7,288,802
Diluted	62,685,276	7,398,739	62,716,803	7,288,802

Net (loss) income per share:
Basic	$(0.09)	$0.14	$(0.24)	$(0.29)
Diluted	$(0.09)	$0.14	$(0.24)	$(0.29)

The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period.

	As of September 30,
	2010	2009
Convertible preferred stock	-	500,000
Convertible debt	9,477,454	365,180
Warrants	32,489,513	3,530,990
Options	16,557,521	4,135,402
Total	58,524,488	8,531,572

Warrants

The following table summarizes information about warrants outstanding of which 27,615,469 are classified as derivative liabilities and exercisable at September 30, 2010:

		Warrants Outstanding and Exercisable At September 30, 2010
Exercise Price	Number of Shares	Weighted Average Exercise Price	Expiration Dates	Fair Value of Warrants Classified As Derivative Liabilities
$0.10-0.20	12,345,000	$0.20	2012 -2015	$3,084,484
$0.21-0.25	14,177,390	0.25	2014- 2015	2,318,166
$0.26-3.75	4,265,992	2.57	2011- 2015	-
$3.76-143.25	1,701,131	17.14	2010- 2014	51,852
$0.10-143.25	32,489,513	1.00	2010-2015	$5,454,502

The following table summarizes the major 2010 warrant issuances as follows:

2010 Transactions
Issued in connection the 2010 Notes (see Note 6)	12,495,000
Issued in connection the June 2010 Notes (see Note 7)	2,760,000
Issued in connection with September 30, 2010 conversion of the June 2010 Notes (see Note 7)	6,986,250
Issued to vendors and others	1,294,060
Total	23,535,310

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

Merger Agreement

In September 2010 our Board of Directors has approved an Agreement and Plan of Merger (the “Merger Agreement”) by and among MediSync BioServices, Inc., a Delaware corporation (“MediSync”), Vyteris and a newly created subsidiary of the Company (“Merger Sub“), pursuant to which the Merger Sub will be merged with and into MediSync, with MediSync continuing as the surviving corporation and a wholly-owned subsidiary of Vyteris (the “Merger”). As of early November 2010, we have received requisite shareholder approval to consummate the Merger, and the Merger will close upon completion of the 14C process and filing of the certificates of merger in the State of Delaware.  The proposed Merger would substantially change the way we do business.  MediSync is in the business of consolidating preclinical and contract research organizations (“CROs”) and related businesses, including site management organizations (“SMOs”), which sub-contract clinical trial-related responsibilities from a CRO or pharmaceutical/biotechnology company, and post marketing surveillance companies, which monitor pharmaceutical drugs and devices after release into the market. MediSync believes that its future operations may provide added value to the pharmaceutical and biotechnology industries as a valuable outsource service to them.  The CRO business model is expected to provide cash flow which can assist in funding operations while we continue to develop our drug delivery technologies. It will also provide operational synergies as two business operations are combined in one infrastructure creating efficiencies in administrative functions as well as other areas.

Liquidity

On September 30, 2010, our cash position was $1.2 million, and we had a working capital deficit of $14.8 million. There is substantial doubt about our ability to continue as a going concern. We implemented several cost reduction measures in 2009 and 2010, including headcount and salary reductions, reducing the level of effort spent on research and development programs, general decrease in overhead costs and renegotiation of our cost structures with our vendors. In December 2009, Ferring discontinued its collaborative effort with us for our joint infertility project, which had been our principal source of cash flow, other than proceeds from our December 2009 sale of State of New Jersey tax credits.  Thus, unless we are able to raise additional funding, we may be unable to continue operations.  Especially in the current economic climate and given that 75.6% of our common stock is controlled by a single entity, additional funding may not be available on favorable terms or at all. Failure to obtain such financing would require management to substantially curtail operations, which would result in a material adverse effect on our financial position and results of operations. In the event that we do raise additional capital through a borrowing, the covenants associated with existing debt instruments may impose substantial impediments on us.

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

Our Approach to Iontophoresis

We have developed a proprietary technology encompassing a series of significant improvements to drug formulation and commercial manufacturing.  We used this technology with our FDA-approved product, LidoSite, and are currently in various stages of testing this technology to deliver peptides and small molecules. Many of our innovations center on the way we approach designing and formulating electronically controlled drug delivery patches.  Our patches are pre-filled with the proper dosage of drug during the manufacturing process.  They are designed to be disposable after a single application and are discreet in appearance.  Further, we designed our patches so that they can be quickly and cost-effectively mass-produced using automated manufacturing processes.

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

Business Model

Our long term viability with respect to our drug delivery business is linked to our ability to successfully pursue new opportunities with products that can be delivered by means of our smart patch technology, such as those facing patent expiration. In addition to extended patent and clinical usage, our platform may also be a useful tool for pharmaceutical and biotechnology companies to reduce their research and development investment and protect their brands against generics.  Based upon these tenets, our business model for achieving corporate growth focuses on three areas:  commercialization and revenue-development strategies, technology initiatives and acquisition opportunities. We intend to carry on with our active transdermal drug delivery technology in its current form of operation after the Merger is consummated.

Our commercialization strategy is to develop near-term and future market opportunities utilizing FDA-approved and marketed drugs (primarily peptides and small molecule drugs) with our proprietary delivery technology. By targeting compounds that may qualify for accelerated development and regulatory pathways such as those implemented under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, we strive to develop and commercialize products that can reach the market faster and at a reduced cost as compared to the traditional development and regulatory approval processes for new drugs. We are in the process of undertaking two feasibility studies, with the goal of converting at least one of those studies into a full development program in 2010.  Additionally, we are exploring various strategies to derive revenue from our FDA approved LidoSite product, and our phase II infertility (upon completion of a settlement with Ferring Pharmaceuticals, Inc. (“Ferring”) arising out of the December 2009 termination of the joint infertility project by Ferring) and phase I migraine projects. These strategies include sale or licensing of these products to third parties and pursuit of partnership opportunities with other companies in the pharmaceutical and biotechnology industries.

Technology initiatives are also under way to expand our drug delivery capabilities so that we are able to utilize our technology for a wider variety of pharmaceutical applications.  We are looking to improve our existing patch and controller technology, as well as to implement innovative product manufacturing methods to reduce materials costs. We also seek to combine our technology with complementary technologies such as ultrasound and chemical enhancers, in order to further increase transdermal drug penetration that may lead to successful delivery of higher molecular weight drugs. As we move toward commercially viable products, we continue to develop a comprehensive strategy for efficient clinical and large scale manufacturing at lower cost of goods, which may include outsourcing, to be presented to prospective development partners.

We are also looking for growth opportunities through the acquisition of late development-stage or revenue-generating complementary businesses. We believe that there may be small private drug development and related companies that would have an interest in the benefits of becoming part of a public company, including access to the capital markets as a public company and stockholder liquidity.

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

Female Infertility Treatment

One of our development opportunities is in the peptide delivery market. Pursuant to the termination provisions of our former Development Agreement with Ferring, we believe we now own the rights for the development of an innovative product to treat female infertility using our smart patch technology and are negotiating with Ferring with regard to our ability to utilize the technology, as part of a settlement with Ferring. The product under development is designed to mimic the female body’s natural rhythms of hormonal secretions, a characteristic important in the delivery of therapeutics for the treatment of infertility. To be effective, many patients currently need to undergo multiple injection-based protocols for ovulation inducement, sometimes as many as eight daily injections for up to three weeks. Our product would make it possible to administer the peptide without needles in a painless, convenient and cost-effective manner. There are also other potential benefits, including possible reduction of the likelihood of multiple births.

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

Metabolic Diseases

We are also exploring possible opportunities to use our technology to combat certain metabolic diseases, including diabetes and osteoporosis.

Diabetes

Diabetes mellitus is a common metabolic disease. It is characterized by a lack of insulin secretion and/or increased cellular resistance to insulin, resulting in hyperglycemia and other metabolic disturbances. People with diabetes suffer from increased morbidity and premature mortality related to cardiovascular, microvascular and neuropathic complications. The Diabetes Control and Complication Trial has convincingly demonstrated the relationship of hyperglycemia to the development and progression of complications and showed that improved glycemic control reduced these complications. The delivery of peptides (insulin or GLP-1) through the skin may be accomplished by iontophoresis alone or by a combination of physical or chemical enhancement technologies with iontophoresis for delivery of these therapies.

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

Stock-based Compensation

We account for our stock based employee compensation plans under ASC 718 and ASC 505.  ASC 718 and ASC 505 address the accounting for share based payment transactions in which an enterprise receives employee services for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments.  ASC 718 and ASC 505 require that such transactions be accounted for using a fair value based method.

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

Deferred Financing and Other Debt-Related Costs

Deferred financing costs are amortized over the term of its associated debt instrument.  We evaluate the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist.  We allocate the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with ASC 470.  The fair value of the warrants issued to note holders or placement agents are calculated utilizing the  weighted average probability option-pricing model or probability weighted outcomes using a binomial model, depending on the terms of the instruments.  We amortize the resultant discount or other features over the terms of the notes through its earliest maturity date using the effective interest method. Under this method, interest expense recognized each period will increase significantly as the instrument approaches its maturity date.  If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated.

Fair Value of Liabilities for Warrant and Embedded Conversion Option Derivative Instruments

Under applicable accounting guidance, an evaluation of outstanding warrants is made to determine whether warrants issued are required to be classified as either equity or a liability. Because certain warrants we have issued in connection with past financings contain certain provisions that may result in an adjustment to their exercise price, we classify them as derivative liabilities, and accordingly, we are then required to estimate the fair value of such warrants, at the end of each quarter. We use the weighted average probabilities of potential down-round scenarios and other assumptions utilizing a unmodified binomial model to estimate such fair value, which requires the use of numerous assumptions, including, among others, expected life, volatility of the underlying equity security, fair value of the underlying common stock, expectations of pricing of the future financing rounds, a risk-free interest rate and expected dividends. The use of different values by management in connection with these assumptions in the weighted average probabilities of potential down-round scenarios and other assumptions utilizing a unmodified binomial model could produce substantially different results. Because we record changes in the fair value of warrants classified as derivative liabilities as either a charge or credit in our condensed consolidated statement of operations, materially different results could have a material effect on our results of operations.

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

Consolidated Results of Operations

The following table sets forth the percentage increases or (decreases) in certain line items on our condensed consolidated statements of operations for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009:

	Three Months Ended	Nine Months Ended
	September 30, 2010 Versus September 30, 2009
Revenues	(99.4)%	(93.4)%
Research and development	(0.2)%	(7.0)%
General and administrative	76.4%	86.1%
Facilities realignment and impairment of fixed assets	-	(100.0)%
Registration rights penalty	(100.0)%	(100.0)%
Interest (income) expense, net	806.1%	202.0%
Increase in fair value of derivative financial instruments	100.0%	100.0%
Gain on settlement of lease obligations	(100.0)%	(100.0)%
Net loss	(684.1)%	635.3%

Comparison of the Three Month Periods Ended September 30, 2010 and 2009

Revenues

Revenues were $3,956 for the three months ended September 30, 2010, compared to $0.7 million for the comparable period in 2009, a decrease of 99.4% or $0.7 million. Our revenue for the three-month period ended September 30, 2009 was primarily derived from reimbursement of product development costs from Ferring. This decrease is primarily attributable to the termination by Ferring of its License Agreement with us in December 2009.

Research and development

Research and development expenses was $0.6 million for the three months ended September 30, 2010 and 2009. In 2009 our primary research and development project was our infertility project with Ferring. However, in 2010, due to the termination of the Ferring project, we have instead allocated our research and development resources to internal development projects in the areas of therapeutic peptides and small molecules which we intend to pursue, such as diabetes and osteoporosis.

General and administrative

  General and administrative expenses totaled $1.0 million for the three months ended September 30, 2010, as compared to $0.5 million for the comparable period in 2009, an increase of 76.4%, or $0.4 million. General and administrative expense for the three months ended September 30, 2010 included a non-cash charge of $0.3 million for the fair value of employee and director share-based payments as compared to approximately $0.2 million for the comparative period in the prior year. The increase in general and administrative expenses is primarily attributable to an increase in investor relations costs, legal fees, and consulting arrangements.

Registration rights penalty

The registration rights penalty for failure to register common stock issued totaled $0.1 million for the three months ended September 30, 2009. On October 30, 2009, we entered into an Amendment and Waiver (“Amendment”) to the Registration Rights Agreement dated September 29, 2004 among the Company, Spencer Trask Ventures, Inc., a related party, Rodman & Renshaw, LLC, and various shareholders. The Amendment required us to compensate investors for registration rights penalties incurred of approximately $2.6 million. We issued 1,250,000 restricted shares of our common stock with a fair value of $0.8 million and warrants to purchase up to 1,250,000 restricted shares of our common stock at an exercise price of $0.75 per share with an expiration date of October 30, 2012 in order to settle the accrued liquidated damages. Accordingly we did not incur registration right penalty expense in the three month period ended September 30, 2010.

Interest (income) expense, net

Interest (income) expense, net totaled $3.7 million for the three months ended September 30, 2010, as compared to $0.4 million for the comparable period in 2009, an increase of $3.3 million or 806.1%.  The increase in interest (income) expense, net, for the three months ended September 30, 2010 is primarily attributable to the non-cash warrant expense issued to investors of $0.5 million and the non-cash interest expense charge of $2.8 million for the fair value of 5,836,250 warrants issued to noteholders to purchase our common stock at an exercise price of $0.25 per share to induce conversion of the June 30, 2010 convertible notes into common stock.

Increase in fair value of derivative financial instruments

We performed an evaluation to determine whether our equity-linked financial instruments (or embedded features) are indexed to our stock, including evaluating the instruments contingent exercise and settlement provisions in accordance with ASC Topic 815. This requirement affects the accounting for our warrants that protect holders from a decline in the stock price (or “down-round” provisions). This also affects the beneficial conversion feature of the 2010 Notes, which have an initial conversion price of $0.20 per share (but such price decreases by 1.5% each 90 period that the instrument is outstanding, and contains a reset provision in the event subsequent equity raises are at a lower value). For the three month period ended September 30, 2010, we recorded an expense of $0.6 million in the condensed consolidated statement of operations due to the changes in the fair value of our issued warrants that contain such anti-dilution provisions and the variable beneficial conversion feature, using the weighted average probabilities of potential down-round scenarios and other assumptions utilizing a unmodified binomial model.

Comparison of the Nine Month Periods Ended September 30, 2010 and 2009

Revenues

Revenues were $0.1 million for the nine months ended September 30, 2010, compared to $2.1 million for the comparable period in 2009, a decrease of 93.4% or $2.0 million. Our revenue for the nine-month period ended September 30, 2009 was primarily derived from reimbursement of product development costs from Ferring. This decrease is primarily attributable to the termination by Ferring of its License Agreement with us in December 2009. Our revenue for the nine-month period ended September 30, 2010 was primarily derived from research and development work performed on behalf of our other customers.

  Research and development

Research and development expenses were $2.1 million for the nine months ended September 30, 2010, compared to $2.2 million for the comparable period in 2009, a decrease of 7.0% or $0.2 million. Research and development expenses for the nine months ended September 30, 2010; include a non-cash charge of $0.4 million for the fair value of employee share-based payments as compared to approximately $0.1 million for the comparative period in the prior year. This decrease in research and development expenses is primarily attributable to the termination by Ferring of its License Agreement with us and the completion of the related phase II clinical trial in December 2009. In 2010, we allocated our research and development resources to internal development projects in the areas of therapeutic peptides and small molecules which we intend to pursue, such as diabetes and osteoporosis.

General and administrative

General and administrative expenses totaled $4.3 million for the nine months ended September 30, 2010, as compared to $2.3 million for the comparable period in 2009, an increase of 86.1%, or $2.0 million. General and administrative expense for the nine months ended September 30, 2010, included a non-cash charge of $1.6 million for the fair value of employee and director share-based payments as compared to approximately $0.4 million for the comparative period in the prior year. The increase in general and administrative expenses of $0.7 million, net of the increase in non-cash charges, is primarily attributable to an increase in investor relations costs, legal fees, and consulting arrangements.

Facilities realignment and impairment of fixed assets

Expenses for facilities realignment and impairment of fixed assets totaled $0.2 million for the nine months ended September 30, 2009. On September 30, 2009, we entered into a Settlement and Release Agreement with the landlord of this facility and accordingly we did not incur facility realignment expense in the nine month period ended September 30, 2010.

Registration rights penalty

The registration rights penalty for failure to register common stock issued totaled $0.2 million for the nine months ended September 30, 2009. On October 30, 2009, we entered into an Amendment and Waiver (“Amendment”) to the Registration Rights Agreement dated September 29, 2004 among the Company, Spencer Trask Ventures, Inc., a related party, Rodman & Renshaw, LLC, and various shareholders. The Amendment required us to compensate investors for registration rights penalties incurred of approximately $2.6 million. We issued 1,250,000 restricted shares of our common stock with a fair value of $0.8 million and warrants to purchase up to 1,250,000 restricted shares of our common stock at an exercise price of $0.75 per share with an expiration date of October 30, 2012 in order to settle the accrued liquidated damages. Accordingly we did not incur registration right penalty expense in the nine month period ended September 30, 2010.

Interest (income) expense, net

Interest (income) expense, net totaled $3.8 million for the nine months ended September 30, 2010, as compared to $1.3 million for the comparable period in 2009, an increase of $2.5 million or 202.0%.  The increase in interest (income) expense, net, for the nine months ended September 30, 2010 is primarily attributable to the non-cash warrant expense issued to investors of $0.5 million and non-cash interest expense charge of $2.8 million for the fair value of 5,836,250 warrants issued to noteholders to purchase our common stock at an exercise price of $.0.25 per share to induce conversion of the June 30, 2010 convertible notes into common stock.

Increase in fair value of derivative financial instruments

We performed an evaluation to determine whether our equity-linked financial instruments (or embedded features) are indexed to our stock, including evaluating the instruments contingent exercise and settlement provisions in accordance with ASC Topic 815.  This requirement affects the accounting for our warrants that protect holders from a decline in the stock price (or “down-round” provisions). This also affects the beneficial conversion feature of the 2010 Notes, which have an initial conversion price of $0.20 per share (but such price decreases by 1.5% each 90 period that the instrument is outstanding, and contains a reset provision in the event subsequent equity raises are at a lower value). For the nine month period ended September 30, 2010, we recorded an expense of $5.3 million in the condensed consolidated statement of operations due to the changes in the fair value of our issued warrants that contain such anti-dilution provisions and the variable beneficial conversion feature, using the weighted average probabilities of potential down-round scenarios and other assumptions utilizing a unmodified binomial model.

Gain on settlement of lease obligations

On September 30, 2009, we entered into a Settlement and Release Agreement with 17-01 Pollitt Drive, L.L.C.  with respect to our former leasehold at 17-01 Pollitt Drive. The settlement called for us to pay the Landlord $0.5  million, which is evidenced by the issuance of a five year interest only balloon note with interest accruing at the rate of 6% per year.  In exchange the landlord released us from our obligations under the lease resulting in a credit of $(2.0) million for the nine month period ended September 30, 2009 in the condensed consolidated statement of operations.

Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern; however, we had cash and cash equivalents of $1.2 million and a working capital deficit of $14.8 million, as of September 30, 2010, which are not sufficient to allow us to continue operations without additional funding, especially given the fact that the Company has approximately $2.0 million in accounts payable which are more than 60 days past due, with increasing numbers of creditors either making claims and/or commencing litigation against us. No assurance can be given that we will be successful in arranging additional financing needed to continue the execution of our business plan, which includes the development of new products. Failure to obtain such financing may require management to substantially curtail operations, cease operating our business or file for bankruptcy, which would result in a material adverse effect on our financial position and results of operations. Since February 2008, our primary source of financing has been loans, development fees and milestone payments from our collaborative partner, Ferring. In December 2009, Ferring terminated its License Agreement with us and thus we are no longer receiving any payments from Ferring. These factors raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern.

In November 2010, we were awarded two equal grants totaling $0.5 million under the IRS Qualifying Therapeutic Discovery Project (QTDP) program. The grants will be used to advance our smart patch technology for the delivery of therapeutic medicines planned for use to treat female infertility and diabetes.  The QTDP program was created by the U.S. Congress as part of the Patient Protection and Affordable Care Act passed on March 23, 2010.  Eligibility for the grant requires that a project have the potential to develop new treatments that address "unmet medical needs" or chronic and acute diseases; reduce long-term health care costs; or represent a significant advance in finding a cure for cancer.

Cash flows from operating activities

For the nine-month period ended September 30, 2010, net cash used in operating activities was $3.5 million, as compared to $0.6 million of net cash used in operating activities in the comparable period in the prior year. The increase in net cash used in operating activities for the nine month period ended  September 30, 2010 as compared to same period in the prior year is primarily due to Ferring’s termination of its License Agreement with us in December 2009 and discontinuance of reimbursement of our product development expenditures under the Agreement.  We received $3.1 million of such reimbursement of product development expenses in the nine month period ended September 30, 2009. We redeployed the resources working in this project to other projects, and therefore, our fixed costs have remained relatively constant. Until our business development activities are successful, we shall continue to utilize more cash in operating activities than is generated, and this trend may increase in the future as we engage in increased business development activities. Therefore, we will be dependent upon cash flows from financing activities to fund our operations for the foreseeable future.

Cash flows from investing activities

For the nine-month period ended September 30, 2010, we did not incur any cash expenditures in investing activities as we significantly reduced variable spending as part of our cost reduction initiatives.  For the nine-month period ended September 30, 2009, net cash provided by investing activities was $0.1 million.

Cash flows from financing activities

For the nine-month period ended September 30, 2010, net cash provided by financing activities was $2.5 million, as compared to $0.6 million of net cash provided by financing activities in the comparable period in the prior year. During the nine-month period ended September 30, 2010, we sold to accredited investors $1.8 million principal amount of senior subordinated convertible promissory notes due 2013 and $1.1 million of subordinated convertible promissory notes which was partially offset by $0.4 million in related debt issuance costs. During the nine-month period ended September 30, 2009, we received gross proceeds of $1.0 million from the sale of our PMK 150 Patch manufacturing machine which was partially offset by the repayment of $0.4 million of senior secured convertible debentures due to Ferring.

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

Termination of Ferring Agreement

On December 21, 2009, we received notice from Ferring of its termination of the License and Development Agreement, dated September 27, 2004, by and between us and Ferring (“Agreement”) under Section 9.04 of the Agreement, effective January 21, 2010.   Pursuant to the Agreement, upon a termination by Ferring after December 31, 2004, the following disposition of intellectual property associated with the Agreement shall occur under Section 9.05 of the Agreement:

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

In July 2010, we filed a complaint against Ferring entitled “Vyteris, Inc. v. Ferring Pharmaceuticals, Inc.”  in the Superior Court of New Jersey, Chancery Division – Essex County to resolve outstanding issues with respect to this termination.  There is no further disposition other than a hearing scheduled for late November 2010.

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

Subordinated convertible promissory notes, net of discount

On June 30, 2010, we consummated a private placement to accredited investors (“June Investors”) of $1.2 million principal amount of Subordinated Convertible Promissory Notes due September 30, 2010 (the “June 2010 Notes”). The sale of the June 2010 Notes also included issuance to Investors of five-year warrants to purchase an aggregate of 2,300,000 shares of our common stock with an exercise price of $0.25 per share.  As of September 30, 2010, the Investors converted the June 2010 Notes into 5,836,250 shares of our common stock and 5,836,250 warrants to purchase our common stock.

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

Contractual Obligations and Other Commitments

Our contractual obligations and commitments include obligations associated with capital and operating leases, manufacturing equipment, and employee agreements as set forth in the table below:

	Payments due by Period as of September 30, 2010
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$502,940	$401,439	$101,501	$—	$—
PMK 150 lease agreement	101,000	12,000	24,000	24,000	41,000
Debt obligations (1)	4,035,000	1,750,000	1,785,000	500,000	—
Advisory agreement	22,500	22,500	—	—	—
Total	$4,661,440	$2,185,939	$1,910,501	$524,000	$41,000

(1) Debt obligations are summarized as follows:

Lender	Face Amount	Due Date	Interest Rate	Description On Balance Sheet

Senior subordinated convertible promissory notes	$1,060,000	February 2013	—	Senior subordinated convertible promissory notes, net of discount (see Note 6)

Promissory note due to a related party	1,750,000	December 2012	6%	Promissory note due to a related party (see Note 5)

Senior subordinated convertible promissory notes	725,000	May 2013	—	Senior subordinated convertible promissory notes, net of discount (see Note 6)

Convertible notes payable	500,000	August 2014	6%	Convertible note payable(see Note 11)

Total	$4,035,000

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based on the evaluation above, our Principal Executive Officer and our Principal Accounting Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective.

B.   Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2010, there have been no changes in our internal controls or in other factors that could affect any corrective actions with regard to deficiencies and material weaknesses with respect to internal controls over financial reporting.  As there has been no change in our internal controls since disclosure in our Form 10-K for the year ending December 31, 2009, filed with the Securities and Exchange Commission, on March 25, 2010 with regard to segregation of accounting duties, we reiterate the following material weakness which also existed as of December 31, 2009.

  Segregation of Duties

We currently have accounting staff limited to our chief financial officer and two support staff members.  Limited resources in this area may not provide sufficient staffing for internal control purposes.  This resulted in a couple of proposed journal entries resulting from the audit process to correct the recorded balances in our general ledger. In order to correct this deficiency, we are in the process of augmenting our finance staff through the prospective hire of additional accounting personnel as needed to ensure adequate resources.

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

 In July 2010, the Company filed a complaint against Ferring entitled “Vyteris, Inc. v. Ferring Pharmaceuticals, Inc.” (the “Lawsuit”) in the Superior Court of New Jersey, Chancery Division – Essex County to resolve outstanding issues with respect to this termination.  Ferring filed a motion to compel arbitration in the case which is scheduled for hearing on November 19, 2010. The Lawsuit is in its initial stages, and we cannot predict the outcome of the Lawsuit, or what relief we may receive, if we do prevail on the merits.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report, as well as all other information included in all other filings, incorporated herein by reference, when evaluating the Company and its business. We only state those risk factors which may have changed from our Form 10-K, filed for the year ended December 31, 2009.  If any of the following risks actually occurs, our business, financial condition, and results of operations could suffer. In that case, the price of our common stock could decline and our stockholders may lose all or part of their investment.

We continue to experience a severe, continuing cash shortage and without sufficient additional financing we may be required to cease operations, and this demonstrates uncertainty as to our ability to continue as a going concern.

As of September 30, 2010, our cash and cash equivalents amounted to $1.2 million. In 2010, we have had minimal revenue, and we have been dependent upon proceeds from financing activities to fund our operations.  As of September 30, 2010, our current liabilities exceeded our current assets by approximately $14.8 million, and we have approximately $2.0 million in outstanding accounts payable which are over 60 days past due.  If we do not continue to raise capital until we generate sufficient cash flow from operations to cover this working capital deficit, we may be required to discontinue or further substantially modify our business, in addition to the substantial cost cutting measures that have been implemented in the last two years. We cannot be certain that additional financing will be available to us on favorable terms when required, if at all.  The failure to raise needed funds could have a material adverse effect on our business, financial condition, operating results and prospects.  Additionally, we face mounting claims and litigation from our vendors and other parties to which we owe money, and we do not have sufficient funds to pay such payables and/or to defend litigation which may arise from nonpayment. These factors raise substantial doubt about our ability to continue as a going concern. The report of the independent registered public accounting firm relating to the audit of our consolidated financial statements for the year ended December 31, 2009 contains an explanatory paragraph expressing uncertainty regarding our ability to continue as a going concern because of our operating losses and our need for additional capital. Such explanatory paragraph could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any future financing that we may obtain.

Our proposed merger with MediSync and entry into the Clinical Research Organization (CRO) business may not be successful and may pose further risks to our organization.

With the impending merger with MediSync, we are embarking on an augmentation to our business plan which involves shifting our focus solely from developing transdermal drug delivery systems to complementing our business with the business of running a CRO consolidation organization. The MediSync merger poses the following material risks to us:

•
The Company has no experience in consolidating businesses.  The consolidation will require both expertise and significant financial and managerial resources.  We will need to rely heavily on newly retained personnel and outside resources to effectively consolidate.  There is no assurance that we will have the financial resources to support use of the expertise or that we will successfully combine the businesses with the assistance of our newly marshaled resources.

•
We have no expertise in the CRO space and will rely heavily on the limited number of MediSync personnel to run the CRO business.  There are no assurances that the MediSync personnel have sufficient experience to effectively run this business without expert guidance from our management team.

•
We have limited capital with which to run the MediSync business.  There is no assurance that we will be able to garner the resources to compete effectively in the contract research organization industry.

•
The ability to effectively expand the CRO business is based largely upon our “roll up” strategy.  There is no assurance that we will be able to obtain the capital necessary to consummate further CRO acquisitions or to consolidate any of MediSync’s proposed acquisitions into the MediSync subsidiary.

We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability.

From November 2000 through September 30, 2010, we incurred net losses in excess of $229.7 million, as we have been engaged primarily in clinical testing and development activities. We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur significant losses for the foreseeable future and will endeavor to finance our operations through sales of securities and incurrence of indebtedness, of which there can be no assurance.

Ferring’s December 2009 termination of its License and Development Agreement with us and the lawsuit we filed with respect to such termination could have a material adverse effect on us.

Ferring’s termination of its License and Development Agreement with us and the ensuing lawsuit present several risks.

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

As of September 30, 2010, we had stock options to purchase 16,577,521 shares of our common stock outstanding, of which options to purchase 8,129,735 shares were exercisable. Also outstanding as of the same date were warrants exercisable for 32,489,513 shares of our common stock and senior secured debentures that can convert into 9,477,454 shares of our common stock. Exercise of any current or future outstanding stock options or warrants could harm the market price of our common stock.

We are a controlled company and our majority shareholder may take actions adverse to the interests of other shareholders.

As of September 30, 2010, Spencer Trask Specialty Group, LLC or STSG, beneficially owned approximately 75.6% of our issued and outstanding common stock. Due to this stock ownership, we are controlled by STSG and deemed a “controlled corporation”. This control occurred as a result of the December 22, 2009 restructuring and conversion into common stock of over $20.3 million of preferred stock and senior secured debt that we owed to STSG.  STSG may take actions that conflict with the interests of other shareholders.  Due to STSG’s voting control of our common stock, STSG has substantial control over us and has substantial power to elect directors and to generally approve all actions requiring the approval of the holders of our voting stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Conversion of Notes Issued in June 2010 Financing

On June 30, 2010, we consummated a private placement to accredited investors (“ June Investors”) of $1.2 million principal amount of 6% Subordinated Convertible Promissory Notes due September 30, 2010 (the “June 2010 Notes”).  The sale of the June 2010 Notes also included issuance to the June Investors of five-year warrants to purchase an aggregate of 2,300,000 shares of our common stock with an exercise price of $0.25 per share.  The warrants contain a cashless exercise provision and “full ratchet” anti-dilution provisions  Spencer Trask Ventures, Inc. acted as finder in connection with the private placement.

On September 30, 2010, the June Investors elected to convert the principal amount of the June 2010 Notes and $17,392 of accrued interest into our stock. For each $0.20 of principal and interest converted, the June Investors received both a share of our common stock and a 5 year warrant with an expiration date in 2015 to purchase one share of common stock at an exercise price of $0.25 per share. Therefore, the Company issued to the June Investors upon conversion of the June 2010 Notes 5,836,250 shares of its common stock and 5,836,250 warrants to purchase common stock. This private placement to accredited investors is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D, promulgated thereunder.

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

Vyteris, Inc.

Date: November 15, 2010	/s/ Haro Hartounian
Haro Hartounian
Principal Executive Officer

Date: November 15, 2010	/s/ Joseph Himy
Joseph Himy
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Item No.	Description

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification by the Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350