Form 10-K
period 2010-12-31
Vyteris, Inc.
filed 2011-04-15
CIK 1139950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shel1 company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year.  $117,792

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2010, based upon the price at which such common equity was sold, was approximately $5,666,889.  The number of shares outstanding of the registrant’s Common Stock, as of March 31, 2011, was 69,175,223 shares.

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

VYTERIS , INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

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

Reference is made to forward-looking statements, including, but not limited to, those regarding:

•
the anticipated amount, mix and timing of future product sales, revenues from services provided for our Contract Research Organization (“CRO”), business, royalty revenues or obligations, milestone payments, expenses, liabilities, charges, contractual obligations, cash expenditures, share-based compensation, currency hedges, ax benefits and effective tax rate, and amortization of intangible assets;

•	our ability to integrate our CRO business with our drug delivery business in a cost and operationally efficient manner;

•	growth trends for our CRO business and any products developed with our drug delivery technology;

•	the incidence, timing, outcome and impact of litigation, proceedings related to patents and other intellectual property rights, tax audits and assessments and other legal proceedings;

•	the timing and impact of accounting standards;

•	the design, costs, development and timing of, and therapeutic area and indications targeted by, programs in our technology pipeline;

•	the timing and outcome of regulatory filings and communications with regulatory authorities;

•	the impact of the global macroeconomic environment and the deterioration of the credit and economic conditions internationally;

•	our ability to finance our operations and business initiatives and obtain funding for such activities;

•	our reliance on third-parties for certain aspects of our business;

•	the structure, strategy, financial and operational impact, and timing of our framework for growth; and

•	the drivers for growing our business, including our plans to pursue external business development and research opportunities, and the impact of competition.

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

Introduction

Vyteris, Inc. (the terms “Vyteris”, “we”, “our”, “us” and the “Company” refer to each of Vyteris, Inc. incorporated in the State of Nevada, its subsidiary, Vyteris, Inc. (incorporated in the State of Delaware), its subsidiary, MediSync BioServices, Inc. (“MediSync”) (incorporated in the State of Delaware) and the consolidated company) has developed and produced the first FDA-approved, electronically controlled transdermal drug delivery system that transports drugs through the skin comfortably, without needles. We believe that this platform technology can be used to administer a wide variety of therapeutics either directly into the skin or into the bloodstream.

On April 6, 2011, we completed a merger (the “Merger”) pursuant to which MediSync BioServices, Inc. became our wholly owned subsidiary. On April 1, 2011, the Company executed the Agreement and Plan of Merger with MediSync BioServices, Inc. and on April 6, 2011, the Company, and MediSync consummated the Merger by filing a Certificate of merger with the Secretary of State of the State of Delaware.  MediSync’s business plan contemplates the acquisition and operation of contract research organizations (“CROs”) and related businesses. MediSync acquired one CRO in 2009, and is currently negotiating with several other acquisition targets. As a result of the Merger, we will operate in two business segments: a CRO business and a drug delivery technology business.

MediSync was formed in 2006 for the purpose of acquiring and consolidating CROs and related businesses, including but not limited to (i) SMOs, which sub-contract clinical trial-related responsibilities from CROs and pharmaceutical/biotechnology companies, (ii) post marketing surveillance companies, which monitor pharmaceutical drugs or devices after release into the market and (iii) clinical, regulatory and litigation consulting companies.  We believe that MediSync’s current and future operations serve a growing demand for outsourced clinical research and related services in the pharmaceutical and biomedical industries.  We further believe that each CRO and related business that MediSync acquires (each, an “Acquired Business”) may benefit from (a) potential cost savings and efficiencies proposed by the consolidation model, (b) the sharing of, and collaboration on, clinical research studies among the Acquired Businesses, (c) new services offered by other Acquired Businesses, and (d) synergistic efficiencies caused by MediSync’s consolidation with the existing Vyteris infrastructure.

The CRO Industry

CROs provide a wide range of pharmaceutical research and device-development services to the pharmaceutical, biotechnology, and medical device industries, including, but not limited to, product development and formulation, clinical trial management, and data management services to conform to Food and Drug Administration (FDA) regulations.  The CRO industry revenue was predicted to approach $20 billion in 2010, or approximately one-third of research and development spending for the pharmaceutical and biotechnology sectors.1 Several analyst reports and studies have demonstrated a growing trend in pharmaceutical and biotechnology companies’ reliance on the outsourcing of clinical research and related services to CROs and similar organizations. For example, in mid-2009, it was estimated that approximately 25% of all biopharmaceutical drug development was being outsourced, representing a CRO market greater than $22 billion.2  Some industry analysts anticipate that the rate of outsourcing to CROs will accelerate, approaching 40% over the next several years.3

In addition, approximately $125 billion of revenue from patent-protected drugs may no longer be available in the next few years, due to recent and upcoming patent expirations.4 As a result, pressure on pharmaceutical companies to revive drug development pipelines has intensified.5 We believe that this pressure will lead to new drug development opportunities for CROs and related businesses.

1 CRO Market, www.acrohealth.org/cro-market1.html, as of March 6, 2011.
2 J.P. Morgan, CRO Report, July 16, 2009.
3 Goldman Sachs, Americas:  Healthcare Services:  Pharmaceutical Services, October 20, 2009.
4 Washington Drug Letter, FDA News, Vol. 42 No. 42, October 25, 2010.
5 J.P. Morgan, CRO Report, July 16, 2009.

Acquisition Strategy

We anticipate that MediSync’s Acquired Businesses will consist of companies that play an integral role in assisting pharmaceutical and biotechnology companies with the development of, and strategies relating to, drugs, biologics and medical devices.  With respect to MediSync’s acquisition targets, we intend to focus on privately owned and operated companies that are profitable (after making certain pro-forma acquisition adjustments), have at least five years of operating history, and have built a good reputation through working with numerous well-known pharmaceutical and/or biotechnology customers.  We plan to build value (i) through programs designed to drive incremental new revenues, (ii) by benefiting from economies of scale, proactive business development and marketing initiatives, centralized management and information systems, and “brand name” identification, and (iii) by broadening the scope of services offered by each of the Acquired Businesses.

With respect to the Acquired Businesses, we plan to strategically:

•	contribute expansion capital as appropriate and available;
•	increase operational efficiencies;
•	leverage the unique specialties and areas of expertise of each Acquired Business;
•	create new revenue streams through new service offerings;
•	leverage cost savings through economies of scale;
•	operate throughout the U.S. and subsequently embark upon a global expansion; and
•	carefully monitor the synergies among the Acquired Businesses to effectively nurture organic growth of their businesses.

We intend to cause each Acquired Business to maintain its own identity and specialty skills while at the same time benefiting from operating efficiencies and lower overhead costs.  Because we plan to target small- to mid-size companies, we believe that a consolidation of resources of such companies could significantly contribute to the expansion of operations, resulting in increased revenues.  We believe that our acquisition of carefully selected companies with complementary attributes and expertise will contribute to an inherent synergy, thereby allowing the Acquired Businesses to source, and collaborate on, clinical research studies among one another.  Through this cross pollenization, MediSync can expand its operations by offering a larger range of services provided by each of its unique Acquired Businesses to potential customers.

We anticipate MediSync’s organizational structure to be as follows:

MediSync is pursuing acquisition targets with respect to its pipeline, which we intend to pursue for closing by the end of the first quarter of 2012.  These include the following:

•
Potential extension of agreement with scientific consulting firm across a variety of business applications to industry and counsel in (i) assisting clients with the navigation of clinical and regulatory requirements, and (ii) supporting clients in defending their products in a variety of legal actions. Transaction terms include a total purchase price up to $7.3 million consisting of (i) $4.3 million in cash; (ii) $1.0 million in purchase money promissory note; (iii) 3.75 million shares of Company common stock valued at $0.8 million; and (iv) earn outs of up to $1.2 million over three years.

•
Signed letter of intent with a service management organization specializing in trials requiring a controlled environment.  Transaction terms include a total purchase price of $10.0 million consisting of (i) $8.0 million in cash; and (ii) $0.6 million in Vyteris common stock, along with a $1.2 million earn out.  Due diligence, as well as an audit of the targets financial statements, is underway.

•
Negotiations underway with a CRO with a 50 bed research unit.  Transaction terms anticipated to include a total purchase price of $12.5 million, with $10.0 million in cash and $1.0 million in equity, with a $1.5 million three-year earn out.

•
Negotiations underway with an international CRO.  Transaction terms anticipated to include a total purchase price of $7.5 million, with $1.0 million in cash and $4.0 million in equity, with $2.5 million in a combination of purchase money notes and/or earn outs.

•
Negotiations underway with a research company which specializes in post-marketing surveillance.  Transaction terms anticipated to include a total purchase price of $7.5 million, with $4.0 million in cash, $1.8 million in earn out and $0.9 million in each of a purchase money note and equity.

There can be no assurances whether any or all of the above described acquisitions will be consummated or if financing can be secured for any acquisition, and if so, on what terms.

Our Drug Delivery Business

Technology

Our drug delivery business is technology driven. Our active transdermal drug delivery technology is based upon a process known as electrotransport, or more specifically iontophoresis, which is the ability to transport drugs, including peptides, through the skin by applying a low-level electrical current. Our active patch patented technology works by applying a charge to the drug-holding reservoir of the patch. This process differs significantly from passive transdermal drug delivery which relies on the slow, steady diffusion of drugs through the skin. A significantly greater number of drugs can be delivered through active transdermal delivery than is possible with passive transdermal delivery. Our technology can also be used in conjunction with complementary technologies to further enhance the ability to deliver drugs transdermally.

Market Opportunity

We believe there are a significant number of pharmaceutical drugs with substantial annual sales for which the patent is due to expire by 2012. Based on our analysis, there are currently a significant number of these and other FDA-approved drugs that may be relatively easily formulated for transdermal delivery and thus made eligible for new patent protection.

Business Model

Business Strategy and Initiatives

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

Technology initiatives are also under way to expand our drug delivery capabilities so that we are able to utilize our technology for a wider variety of pharmaceutical applications. We are looking to improve our existing patch and controller technology, as well as to implement innovative product manufacturing methods to reduce materials costs. We have been actively pursuing opportunities that combine our technology with complementary technologies such as ultrasound, chemical enhancers, in order to further increase transdermal drug penetration that may lead to successful delivery of higher molecular weight drugs. We are not currently manufacturing any products and if we are able to move toward commercial viability of products we will look for alternative production strategies, which may include outsourcing.

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

Diabetes

Diabetes mellitus is a common metabolic disease. It is characterized by a lack of insulin secretion and/or increased cellular resistance to insulin, resulting in hyperglycemia and other metabolic disturbances. People with diabetes suffer from increased morbidity and premature mortality related to cardiovascular, microvascular and neuropathic complications. The delivery of peptides (insulin or GLP-1) through the skin drugs may be accomplished by iontophoresis alone or by a combination of physical or chemical enhancement technologies with iontophoresis to result in delivery of these therapies.

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

Clinical Studies

Infertility/Peptide Application

We assisted Ferring in completing a Phase I clinical trial demonstrating that our patented smart patch transdermal technology successfully delivered a peptide molecule in humans (multiple pulse) without the use of needles (noninvasively) in therapeutic levels aimed at the treatment of female infertility. The study results showed that therapeutic levels of the peptide in humans are achievable without the use of injections or infusion pumps. The clinical trial was conducted in the U.S. with 30 patients under an investigational new drug application. Specific technical data will undergo peer review for future disclosure.

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

LidoSite

We received FDA approval for the sale of our LidoSite product in the United States in 2004. Our LidoSite product is currently dormant, and there are no plans to engage in further development, marketing or licensing of this product.

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

Alza Corporation, formerly a Johnson & Johnson subsidiary, with its E-TRANS® system, is the only other company known to have developed pre-filled iontophoresis technology.  Alza has chosen a very different application, delivery of an opiate-based product for systemic pain management, for its first product.  Alza received approval of its IONSYSTM NDA in the summer of 2006 from the FDA.  This approval further validates the potential value and utility of iontophoretic drug delivery, making this class of technology more attractive to the pharmaceutical and health-care industries. The Alza system was developed to treat pain associated with major surgery and cannot be used as a dermal anesthetic.  We also believe that because Alza has incorporated the electronics into each patch, the added complexity of the product necessitates product development cycles for new applications that are significantly longer than those required by our system.

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

Suppliers

Some of our principal suppliers of components, and other of our suppliers, are single-source.  Although we have not experienced significant production delays attributable to supply changes, we believe that, for the electrode subcomponent and hydrogel in particular, alternative sources of supply would be difficult to develop over a short period of time.  Because we do not have supply agreements and direct control over our third-party suppliers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion.  In addition, if such suppliers are unable or unwilling to deliver the necessary parts or products or if we are unable to make full payments to these suppliers on a current basis, we may be unable to redesign or adapt our technology to work without such parts or find alternative suppliers or manufacturers.  In such events, we could experience interruptions, delays, increased costs, or quality control problems.

Research and Development

We spent approximately 8,916 hours engaged in R&D in 2010. Most R&D was internally generated and not attributable to any customers.

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

Employees

At December 31, 2010, Vyteris had a staff of 15 employees, of which 2 are part-time employees and 13 are full-time employees. Of those 15 employees, 3 are in process development, 2 in regulatory, quality and analytical services, 3 in research and development and 7 in administration and management. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppage.

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

RISKS RELATED TO OUR BUSINESS

General Business Risks

We continue to experience a severe, continuing cash shortage and without sufficient additional financing we may not be able to execute our MediSync business strategy and may be required to cease operations, and this demonstrates uncertainty as to our ability to continue as a going concern.

As of December 31, 2010, our cash and cash equivalents amounted to $0.4 million. Our revenue in 2010 was de minimis, and we have been dependent upon proceeds from various fundraising activities to fund our operations.  As of December 31, 2010, our current liabilities exceeded our current assets by approximately $14.4 million, and we have approximately $1.9 million in outstanding accounts payable which are over 60 days past due. If we do not continue to raise capital until we generate sufficient cash flow from operations to cover this working capital deficit, we may be required to discontinue or further substantially modify our business, as well as not being able to finance the acquisitions that are the core of our MediSync business strategy.  We cannot be certain that additional financing will be available to us on favorable terms when required, if at all.  The failure to raise needed funds could have a material adverse effect on our business, financial condition, operating results and prospects. Additionally, we face claims and litigation from our vendors and other parties to which we owe money, and we do not have sufficient funds to pay such payables and/or to defend litigation which may arise from nonpayment.  These factors raise substantial doubt about our ability to continue as a going concern. The report of the independent registered public accounting firm relating to the audit of our consolidated financial statements for the year ended December 31, 2010 contains an explanatory paragraph expressing uncertainty regarding our ability to continue as a going concern because of our operating losses and our need for additional capital. Such explanatory paragraph could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any future financing that we may obtain.

As of April 11, 2011, we have commitments from our Board of Directors and other insiders to fund at least $0.1 million no later than April 21, 2011 ("Initial Bridge Funding").  This Initial Bridge Funding is insufficient to fund our operations for more than three weeks, and during that time, we will not pay for any nonessential services, including salaries for our management team, and we will continue to incur payables, as well as be unable to pay other payables which are already in arrears.

We are currently in negotiations with an investment banking firm with respect its acting as a selling agent for a longer term bridge financing of up to $2.0 million, to be comprised of convertible notes and warrants. Our objective is to launch this bridge financing before April 30, 2011.

Additionally, the Company engaged two other investment bankers in the first quarter of 2011 to assist in raising equity capital needed to complete its business plan.  While no specific dollar amounts or terms have been agreed to as yet, our discussions with these firms relate to their raising approximately $10.0 to $15.0 million, to fund CRO’s acquisitions, and for working capital and general corporate purposes.

Even if we are successful in raising the bridge capital set forth above, no inference can be made that this is an indication of potential success in raising equity capital needed to complete its business plan  The bridge capital is intended as short term, interim finances, and without successful completion of the larger financing by our investment bankers, management will, more likely than not, be required to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability.

From November 2000 through December 31, 2010, we incurred net losses in excess of $224.9 million, as we have been engaged primarily in clinical testing and development activities. In 2011, we will also be required to fund the activities of our MediSync business until or unless we acquire businesses with sufficient cash flow to fund those operations. We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur significant losses for the foreseeable future and will endeavor to finance our operations through sales of securities and incurrence of indebtedness, of which there can be no assurance.

We may be unable to hire and retain the key management necessary to develop and grow our business.

We rely on the continued service of our senior management, our chief technical staff, and other key employees as well as the hiring of new qualified employees. Due to the Merger, we have recently embarked on a business plan which includes acquisition of various CRO businesses which rely heavily upon the continued services of their incumbent management. In the pharmaceutical and biotechnology industries, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. Given the concern over our long-term financial strength and current general economic conditions, we may not be successful in recruiting new personnel and retaining and motivating existing personnel, which could lead to increased turnover and reduce our ability to meet the needs of our current and future customers. If we are unable to retain qualified personnel, we could face disruptions to operations, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. If employee turnover increases, our ability to execute our strategy would be negatively affected.

As a small company with limited financial resources, we have not proven that we will be capable to meet the many challenges that we face, including successfully bringing product to market.

You should consider the risks and uncertainties that a company with limited financial resources, such as Vyteris, faces in the rapidly evolving markets for CROs and for drug delivery technologies, especially given the challenges of general economic conditions, which have materially limited the ability of small companies to raise capital and generate revenues. In particular, you should consider that we have not proven that we will be able to:

•	raise significant additional capital in the public or private markets;
•	be able to acquire CROs on favorable terms and pricing;
•	obtain the regulatory approvals necessary to commence selling drug delivery systems that we may develop in the future;
•	manufacture products in a manner that enables us to be profitable or meets regulatory, strategic partner or customer requirements;
•	attract, retain and manage a qualified, diverse staff of engineers and scientists;
•	develop the relationships with strategic partners and key vendors that are necessary to our ability to exploit the processes and technologies that we develop;
•	effectively manage our operations;
•	develop new products and drug delivery processes and new applications for our drug delivery technology; and
•	respond effectively to competitive pressures.

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

Risks from the CRO business as well as the nature of our drug delivery business may result in our being subject to liability claims by employees, customers and third parties, and we may not be able to obtain adequate insurance to cover these risks.

The nature of our business may result in our being subject to liability claims by employees, customers and third parties, including breach of contract claims, worker compensation claims and personal injury suits. Our liability insurance, but such insurance may not be adequate to cover claims asserted against us. In addition, we may be unable to maintain or purchase such insurance in the future. Any of these events could have a material adverse affect on our financial condition.

Our integration of the traditional Vyteris drug delivery business with our new MediSync CRO business poses integrational as well as operational risks.

As a result of the Merger, we will evolve from a business plan originally based on product development to a business plan which includes the acquisition and operation of a CRO business with a robust acquisition strategy.The integration and then operation of the combined businesses poses several unique risks.

•
Due to the Merger, we will be required to combine many aspects of two businesses, including accounting, information systems and other functions. We have limited experience in combining business operations of this nature, and there can be no assurance that we will be successful in our efforts, or as to what the cost of the combination will be. If we are unable to combine operations in a timely or cost effective manner, we may incur additional costs to combine and/or be required to obtain additional experienced personnel with the costs associated therewith.

•
We will be required to integrate new personnel and businesses, which have traditionally operated as distinct businesses, into Vyteris. The cost and time of integrating these businesses could have a material adverse impact on our cash flow and our ability to effectively manage our business given our limited staffing resources.

•
Once integrated, we will be required to manage operations at various locations across the U.S. rather than from one location in New Jersey, as was the case with our drug delivery business. We have limited experience in and resources with respect to operating a multi site business and we may be unsuccessful in managing our expanding sites without incrementally increased cost, including the need to hire qualified operations personnel, including a chief operations manager.

•
In order to manage our increased business operations, we will be required to increase our administrative and IT personnel and functions. We have limited resources with which to so increase our administrative capacities which could have a material adverse impact in our ability to effectively administer our combined businesses without incurrence of additional costs, above the anticipated budgeted costs.

Risks Related to our CRO Business

The outsourcing trend in the preclinical and clinical stages of drug discovery and development may decrease.

Industry analysts have identified a trend among pharmaceutical and biotechnology companies of outsourcing drug development, research and clinical trial management, thereby enabling such companies to focus on their core competencies. While industry analysts expect the outsourcing trend to continue for the immediate future, a decrease in preclinical and/or clinical outsourcing activity could adversely affect MediSync’s prospects, financial condition and results of operations. Furthermore, MediSync’s future customer contracts will likely be terminable on little or no notice. Termination of a large contract or multiple contracts could adversely affect MediSync’s sales and revenue.

Pharmaceutical and biotechnology companies may reduce their research and development budgets.

MediSync’s customers mainly consist of pharmaceutical and biotechnology companies. MediSync’s ability to maintain and grow its customer base is dependent in large part upon the ability and willingness of the pharmaceutical and biotechnology industries to continue to expend financial resources on research and development and to outsource the services MediSync will provide. Fluctuations in the research and development budgets of these organizations could have a significant effect on the demand for MediSync’s services and/or the fees MediSync can charge for services provided. Research and development budgets fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities and institutional budgetary policies. MediSync’s business could be adversely affected by any significant decrease in research and development expenditures by pharmaceutical and biotechnology companies, as well as by academic institutions, government laboratories, or private foundations.

Customers may experience a reduction or loss of government funding.

MediSync’s customer base may include academic institutions and research laboratories whose funding is partially dependent on both the level and timing of funding from government sources, such as the U.S. National Institutes of Health (NIH) and similar domestic and international agencies. Government funding of research and development is inherently unpredictable. MediSync’s sales may be adversely affected if its customers delay purchases of services as a result of uncertainties surrounding the approval of government budget proposals.

Government regulation of the pharmaceutical or biotechnological industries could change substantially.

MediSync operates in a heavily regulated industry. To effectively manage and operate its business, MediSync will be impacted by, and need to respond to changes in, applicable regulations and requirements governing its operations. These regulations include those relating to licensure, conduct of operations and accreditation. The future course of federal, state and local regulations or legislation cannot be predicted. Failure of MediSync to monitor and respond to changes in such requirements could cause MediSync to incur criminal or civil penalties and expend substantial resources responding to an investigation or other enforcement action under these laws or regulations. In addition, some changes in regulations, such as an increase in regulatory requirements that MediSync may have difficulty satisfying or that make MediSync’s services less competitive, could eliminate or substantially reduce the demand for MediSync’s future services.

Recently, the U.S. Congress and state legislatures have considered and enacted various types of health care reform intended to control growing health care costs. MediSync is unable to predict what legislative proposals will be adopted in the future, if any. Implementation of health care reform legislation that place additional cost pressure on drug development and research could adversely affect research and development expenditures by pharmaceutical and biotechnology companies, which could in turn decrease the business opportunities available to MediSync. Furthermore, if health insurers were to change their practices with respect to reimbursements for pharmaceutical products, MediSync’s customers may spend less on outsourcing, or reduce their growth in spending on research and development.

Failure to comply with applicable regulations and related guidance could harm MediSync’s reputation and operating results.

Any failure on the part of MediSync to comply with applicable regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. This could harm MediSync’s reputation, prospects for future work and operating results. For example, the issuance of a notice of observations or a warning from the Food and Drug Administration based on a finding of a material violation by MediSync of good clinical practice, good laboratory practice or good manufacturing practice requirements could materially and adversely affect MediSync.

The CRO industry is highly competitive.

The CRO industry is highly competitive. MediSync competes for business not only with other companies in the industry, but also with internal discovery and development departments within larger biotech and pharmaceutical companies, each of which may have greater resources than MediSync. MediSync also competes with universities and teaching hospitals. MediSync competes based on a variety of factors, including:

•	reputation for on-time quality performance;
•	reputation for regulatory compliance;
•	expertise and experience in specific areas;
•	scope and breadth of service offerings;
•	broad geographic availability;
•	price/value;
•	technological expertise and efficient development processes;
•	quality of services and facilities;
•	financial stability;
•	size;
•	ability to acquire, process, analyze and report data in an effective manner; and
•	ability to manage clinical trials both domestically and internationally.

If MediSync does not compete successfully, its business will suffer. Increased competition might lead to price and other concessions that might adversely affect MediSync’s operating results and could lead to significant losses. The CRO industry has continued to see a trend towards consolidation. If this trend continues, it is likely to produce more competition among the larger companies and CROs generally, with respect to both clients and acquisition candidates. In addition, private equity firms may determine that there are opportunities in acquiring companies that we would like to acquire, thus further increasing possible competition and affecting acquisition prices. These competitive pressures may adversely affect MediSync’s growth and financial results.

Contract research services create a risk of liability.

By competing in the CRO industry, MediSync faces a range of potential liabilities, including:

•
errors or omissions in the reporting of study detail that may lead to inaccurate reports, which may potentially advance studies absent the necessary support or inhibit studies from proceeding to the next level of testing;

•
litigation risk, including potential litigation resulting from MediSync’s errors or omissions, or from MediSync’s association with clinical studies that are directly or indirectly related to death, illness, personal injury or other negative side effects to clinical study participants or other persons;

•
risks associated with possible failure of MediSync to properly care for customers’ property, such as research models and samples, study compounds, records, work in progress, or goods and materials in transit, while in MediSync’s possession; and

•	errors and omissions during a trial that may undermine the usefulness of a trial or data from the trial.

MediSync will attempt to mitigate these risks through a variety of control procedures and methods. Nonetheless, it is impossible to completely eradicate such risks. Contractual indemnifications may not adequately protect MediSync against any such liabilities. MediSync could be materially and adversely affected if it were required to pay damages or bear the costs of defending any claim which is not covered by a contractual indemnification provision or insurance.

Actions or inspections by regulatory authorities may cause clients not to award future contracts to MediSync or to cancel existing contracts, which may have a material and adverse effect on MediSync’s results of operations.

MediSync may be subject to continuing inspections of its facilities and documentation in connection with studies it has conducted, or routine inspections of its facilities that have yet to be inspected by regulatory authorities.  Regulatory authorities can have significant impact over the conduct of clinical trials, and they have the power to take regulatory and legal action in response to violations of clinical standards, subject protection and regulatory requirements in the form of civil and criminal fines, injunctions and other measures.  Additionally, there is a risk that actions by regulatory authorities, if they result in significant inspectional observations or other measures, could cause clients not to award MediSync future contracts or to cancel existing contracts.  Depending upon the amount of revenue lost, the results could have a material and adverse affect on MediSync’s results of operations.

MediSync risks potential liability when conducting clinical trials, which could cost be expensive.

Some of MediSync’s clinical trials may involve administering drugs to humans in order to determine the effects of the drugs.  By doing so, MediSync will be subject to the general risks of liability to these persons, which include those relating to:

•	adverse side effects and reactions resulting from administering these drugs to a clinical trial participant,
·	unintended consequences resulting from the procedures or changes in medical practice to which a study participant may be subject as part of a clinical trial,
•	improper administration of these drugs, or
•	potential professional malpractice of MediSync’s employees or contractors, including physicians.

MediSync’s contracts may not have adequate indemnification agreements requiring their clients to indemnify MediSync in the event of adverse consequences to trial participants caused by specifically given drugs or participation in their trials.  There is no certainty as to the adequacy or the continued availability to MediSync of liability insurance, at rates acceptable to MediSync.  MediSync could also be held liable for other errors or omissions in connection with its services.  For example, MediSync could be held liable for errors or omissions or breach of contract if MediSync inaccurately reports or fails to report various results.  If MediSync does not perform its services to contractual or regulatory standards, the clinical trial process could be adversely affected.  Additionally, if clinical trial services do not conform to contractual or regulatory standards, trial participants could be affected.  If there is a damage claim not covered by insurance, the indemnification agreement is not enforceable or broad enough, or our client is insolvent, any resulting suit against MediSync could result in a material loss to MediSync.

If MediSync is unable to attract suitable volunteers for its clinical trials, MediSync’s clinical development business might suffer.

The clinical research studies operated by MediSync will frequently rely upon the ready accessibility and willing participation of volunteer subjects.  Volunteer subjects generally include people from the communities in which the studies are conducted.  MediSync’s clinical research development business could be adversely affected if it is unable to attract suitable and willing clinical study volunteers on a consistent basis.

The acquisition of future acquisition targets may not produce the anticipated benefits.

MediSync may not be able to realize all or any of the benefits that it expects to result from the acquisition of future acquisition targets, either in monetary terms or in a time and other synerginistic efficiencies. Failure to obtain these benefits could have a material adverse effect on MediSync’s business model.

MediSync’s contracts may be delayed, terminated or reduced in scope with little or no notice.

Many of MediSync’s contracts provide for services on a fixed-price basis and may be terminated or reduced in scope with little or no notice. The loss, reduction in scope or delay of a large contract or the delay of multiple contracts could have a material adverse effect on MediSync’s results of operations. Cancellation or delay of a large contract or multiple contracts could leave MediSync with under-utilized resources and thereby negatively affect such entity’s net service revenues and results of operations.

Risks Related to our Drug Delivery Business

Ferring’s termination of its License and Development Agreement with us has had and continues to have a material adverse effect on us.

Ferring’s recent termination of its License and Development Agreement with us presents several risks.

(i)
Unless we are able to secure an alternative development partner for our drug delivery product for female infertility or are otherwise able to continue development of this product on our own, we will in all likelihood have to abandon or defer development of this product line, which would likely have a material adverse effect on us both with respect to our ability to derive a stream of revenues and our ability to bring a product to market within the time frames previously anticipated by us.

(ii)
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

(iii)
In the litigation which we commenced against Ferring in July 2010, Ferring has counterclaimed that its termination was really under a “for cause” termination provision rather than the “not for cause” termination provision, for which received the formal termination notice in December 2010. If a court or arbitrator were to find this “for cause” termination argument to have merit, we could risk losing exclusive rights to our infertility product under the terms of the License and Development Agreement which govern disposition of rights upon a termination by Ferring under the “for cause” provisions of the License and Development Agreement.

We cannot expect that we will be able to derive material revenues from the sale of products in the near future.

While we have commenced development of products with respect to our drug delivery business and believe that our technology can and should be pursued with respect to several applications that could result in commercially viable products, the process of developing drug delivery products to the point of commercial sales takes significant time and requires a substantial commitment of financial and other resources that may not be available to us for regulatory approval. We cannot assure that we will have the financial resources necessary to bring future products to market or that developments in our industry will not preclude us from expanding our commercial product line beyond LidoSite, a product that has been discontinued. If we are unable to bring additional products to market, our entire business would be at risk, thereby increasing the risk of a business interruption or discontinuation.

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

As an organization we have had limited experience in manufacturing drug delivery systems for commercial sale. We must increase our production capabilities significantly beyond our present manufacturing capacity, which has been focused on producing small quantities of our products for clinical trial purposes, and incur significant capital expense in order to be able to produce our products in commercial volumes in a cost effective manner. The equipment and machinery that we use to manufacture the drugs and patches for our products are expensive and custom-built, and have never been used in the large-scale production of pre-filled drug delivery patches. Additionally, our PMK 150 machine is leased from Ferring Pharmaceuticals and due to the current litigation, it is not entirely clear as to the long term viability of this lease.

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

We may not be able to manufacture our products in a manner that ensures that the systems provide reproducible dosages of stable formulations of drugs for sufficient periods after manufacture. If we cannot ensure that our products have sufficient post-production shelf-life, we may be unable to produce our products in sufficient quantities to develop an economical supply chain. Accordingly, we may not be able to manage our inventory successfully. Currently, we are not conducting any manufacturing operations, and we are unable to predict if we shall be able to successfully do so should the need arise in the future.

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

In addition, the adoption of new pharmaceutical products is greatly influenced by health care providers and administrators, inclusion in hospital formularies, and reimbursement by third party payors. Because our existing and proposed drug delivery systems encompass both a device and a drug and may be used by many different departments within a hospital or health care facility, buying decisions in these settings require more departmental approvals than are required for either a stand-alone drug or a stand-alone device. As a result, it may be more difficult and more time consuming to achieve market penetration with our products. We cannot assure investors that health care providers and administrators, hospitals or third party payors will accept our products on a large scale or on a timely basis, if at all, or that we will be able to obtain approvals for additional indications and labeling for our products which facilitate or expand their market acceptance or use. In addition, unanticipated side effects, patient discomfort, defects or unfavorable publicity concerns about any of our products, or any other product incorporating technology similar to that used by our products, could have a material adverse effect on our ability to commercialize our products or achieve market acceptance.

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

We do not expect to commercialize any products for the next 24 months or significantly longer.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market or the perception that substantial sales could occur because of our sale of common stock, convertible securities or warrants, or the issuance or exercise of stock options. These sales also might make it difficult for us to sell equity securities in the future at a time when, and at a price which, we deem appropriate. As of December 31, 2010, we had stock options to purchase 16,727,510 shares of our common stock outstanding, of which options to purchase 9,169,975 shares were exercisable. Also outstanding as of the same date were warrants exercisable for 33,639,513 shares of our common stock and senior secured debentures that can convert into 9,620,185 shares of our common stock. Exercise of any current or future outstanding stock options or warrants could harm the market price of our common stock.

We are a controlled company and our majority shareholder may take actions adverse to the interests of other shareholders

As of December 31, 2010, Spencer Trask Specialty Group, LLC or STSG, owned approximately 73% of our issued and outstanding common stock on a fully diluted basis, and as of March 31, 2011, it owned 73% on a fully diluted basis. Due to this stock ownership, we are controlled by STSG and deemed a “controlled corporation”. This control occurred as a result of the December 22, 2009 restructuring of over $20.3 million of preferred stock and senior secured debt that we owed to STSG. STSG may take actions that conflict with the interests of other shareholders. Due to STSG’s voting control of our common stock, STSG has substantial control over us and has substantial power to elect directors and to generally approve all actions requiring the approval of the holders of our voting stock. The closing of the Merger with MediSync would impact the stock ownership percentage of STSG; however, even after giving effect to the Merger, we would anticipate that we would remain a controlled company.

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

Historically, the market for our Common Stock has been very limited and our Common Stock may continue to be difficult to sell, as well as exhibit increased price volatility, as a result of this limited market.

We have a low trading volume for our common stock which limits the trading market for our common stock, thus making it more difficult to sell our common stock on the open market.  Our stock price is fairly volatile and often we see a wide spread between our bid and sale price increases stock price volatility which may present further barriers to the ability to sell our common stock.

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

We lease approximately 26,000 square feet of manufacturing, warehouse, laboratory, and office space located at 13-01 Pollitt Drive in Fair Lawn, New Jersey. This lease expires in September 2011. This facility includes manufacturing space sufficient to house our current patch manufacturing and packaging equipment, and a second manufacturing line built to our specifications.  Our facility also contains prototype labs for simultaneous production of clinical supplies of multiple products, and nine additional labs for research and development and quality control purposes.  For the years ended December 31, 2010, 2009 and 2008, rent expense for the 13-01 lease was $0.4 million, $0.4 million and $0.3 million, respectively.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. Except (i) as set forth below and (ii) for approximately $0.7 million in accounts payable collection claims and litigation, there are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows. Unless we are able to obtain sufficient funds to commence settlement of outstanding accounts payable, these numbers of claims and litigation are likely to increase.

On December  21, 2009, the Company received notice from Ferring of its termination without cause of the License and Development Agreement, dated September 30, 2004, by and between the Company and Ferring (the “LDA”), effective 30 days from the date of the notice.   Pursuant to the terms of the LDA, following its termination without cause of the LDA, Ferring is required to, among other things, convert all licenses and other rights granted to the Company to develop, make, have made, use, sell, offer to sell, lease, distribute, import and export the product to exclusive, worldwide, irrevocable, perpetual, sub-licensable licenses and the Company is entitled to terminate all licenses and other rights granted to Ferring under the LDA, with limited exclusions not pertaining to the practice by Ferring of such rights in the field of the iontophoretic administration of the infertility hormone.

To date, however, Ferring has not complied with its contractual obligations to dispose of the intellectual property under the LDA.  On or about July 1, 2010, the Company commenced litigation in the Superior Court of New Jersey against Ferring.  Through the litigation, the Company sought an order requiring Ferring to abide by the terms of the LDA and dispose of the intellectual property as required.  The Company also sought the recovery of damages from Ferring.   Ferring filed a motion to compel arbitration, which was granted by the court on November 19, 2010.  The Company is pursuing negotiations with Ferring aimed at resolving all issues in dispute between the Company and Ferring, including resolution of amounts owed by the Company to Ferring under a March 2009 financing arrangement.  Should a negotiated resolution not be reached, the Company intends to pursue its claims against Ferring in arbitration, as required by the court’s November 19, 2010 order.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As of November 3, 2010, we obtained the approval of the holders of approximately 51.3% of the outstanding shares of common stock not owned by Spencer Trask Specialty Group and affiliates, including, but not limited to, Kevin Kimberlin (collectively, “STSG”), as required by NRS Section 78.439(3), with respect to the Merger Agreement entered into as of September 2010. This Merger Agreement expired by its terms and by a consensus of the parties, and an extension was not entered into despite discussions between the parties through February 2011.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock became quoted on the Over the Counter Bulletin Board on May 18, 2005. The ticker symbol for our common stock is "VYTR.OB". As of March 31, 2011, there were 1,732 stockholders of record of our common stock. The following table shows the range of high and low bid prices for our common stock as reported by the OTC Pink Sheets and the OTC Bulletin Board, as the case may be, for each quarter since the beginning of 2009. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

	High	Low
Year Ended December 31, 2010:
First Quarter	$0.79	$0.25
Second Quarter	0.75	0.25
Third Quarter	0.75	0.25
Fourth Quarter	0.79	0.17

Year Ended December 31, 2009:
First Quarter	$0.28	$0.10
Second Quarter	0.28	0.10
Third Quarter	0.75	0.11
Fourth Quarter	1.40	0.26

Equity Compensation Plan Information

The following table provides information regarding options outstanding as of December 31, 2010.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders:
Vyteris Holdings 2005 Stock Option Plan	193,460	$0.61	-

Equity Compensation Plans Not Approved by Stockholders:
Vyteris Holdings 2005 Stock Option Plan (1)	4,551,877	$0.61	7,995,814
Outside Director Stock Incentive Plan (1)	11,982,173	$0.89	5,254,751

Total	16,727,510	$0.81	13,250,565

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

Introduction

Vyteris, Inc. (the terms “Vyteris”, “we”, “our”, “us” and the “Company” refer to each of Vyteris, Inc. incorporated in the State of Nevada, its subsidiary, Vyteris, Inc. (incorporated in the State of Delaware), its subsidiary, MediSync BioServices, Inc. (“MediSync”) (incorporated in the State of Delaware) and the consolidated company) developed and produced the first FDA-approved, electronically controlled transdermal drug delivery system that transports drugs through the skin comfortably, without needles. We believe that this platform technology can be used to administer a wide variety of therapeutics either directly into the skin or into the bloodstream although we are not currently manufacturing or marketing any iontophoretic products. We hold approximately 50 U.S. and 70 foreign patents relating to the delivery of drugs across the skin using an electronically controlled “smart patch” device. This Management’s Discussion and Analysis contains information as of December 31, 2010 and as of the date of filing of this Form 10-K.

On April 6, 2011, MediSync was merged into us (“Merger”), and is now our wholly owned subsidiary. MediSync’s business plan contemplates the acquisition and operation of CRO and related service businesses, and through the Merger, we have embarked upon our initial venture into the CRO space. Thereafter, we will have two segments – the CRO business and our drug delivery business. Through MediSync, we engaged in one acquisition of a CRO in 2009, and have entered into preliminary agreements with and/or are negotiating arrangements with several other target businesses.

Our CRO Business

MediSync is a Delaware corporation formed in 2006 for the purpose of consolidating preclinical and contract research organizations (CROs) and related businesses, including site management organizations (SMOs), which sub-contract clinical trial-related responsibilities from a CRO or pharmaceutical/biotechnology company, and post marketing surveillance companies, which monitors pharmaceutical drugs or devices after release into the market. MediSync believes that its future operations may provide added value to the pharmaceutical and biomedical industries, resulting in increased value to its shareholders. MediSync further believes that each CRO and related business that it acquires (each, an “Acquired Business”) may benefit from (a) potential cost savings and efficiencies proposed by its consolidation model, (b) the sharing of, and collaboration on, clinical research studies among the Acquired Businesses and (c) new services offered by other Acquired Businesses through the building of relationships between the employees and consultants of the various businesses.

Our Drug Delivery Technology

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

Liquidity

On December 31, 2010, our cash position was $0.4 million, and we had a working capital deficit of $14.4 million. There is substantial doubt about our ability to continue as a going concern. We continued in 2010 to implement cost cutting measures, including headcount and salary reductions, reducing the level of effort spent on research and development programs, general decrease in overhead costs and renegotiation of our cost structures with our vendors; however, due to the increased costs incurred with respect to the Ferring litigation and the Merger, our capital resources are becoming increasingly strained. In December 2009, Ferring discontinued its collaborative effort with us for our joint infertility project, and we are currently in litigation regarding our ownership rights in and feasibility of continuing this project on our own.

In November 2010, we were awarded two equal grants totaling $0.5 million under the IRS Qualifying Therapeutic Discovery Project (QTDP) program. The grants will be used to advance our smart patch technology for the delivery of therapeutic medicines planned for use to treat female infertility and diabetes. The QTDP program was created by the U.S. Congress as part of the Patient Protection and Affordable Care Act passed on March 23, 2010.  Eligibility for the grant requires that a project have the potential to develop new treatments that address "unmet medical needs" or chronic and acute diseases; reduce long-term health care costs; or represent a significant advance in finding a cure for cancer.  In January 2011, we also received $0.4 million from the sale of State of New Jersey income tax net operating losses.  We also raised $2.9 million from various private placement activities in 2010.

As of April 11, 2011, we have commitments from our Board of Directors and other insiders to fund at least $0.1 million no later than April 21, 2011 ("Initial Bridge Funding").  This Initial Bridge Funding is insufficient to fund our operations for more than three weeks, and during that time, we will not pay for any nonessential services, including salaries for our management team, and we will continue to incur payables, as well as be unable to pay other payables which are already in arrears.

We are currently in negotiations with an investment banking firm with respect its acting as a selling agent for a longer term bridge financing of up to $2.0 million, to be comprised of convertible notes and warrants. Our objective is to launch this bridge financing before April 30, 2011.

Additionally, the Company engaged two other investment bankers in the first quarter of 2011 to assist in raising equity capital needed to complete its business plan.  While no specific dollar amounts or terms have been agreed to as yet, our discussions with these firms relate to their raising approximately $10.0 to $15.0 million, to fund CRO’s acquisitions, and for working capital and general corporate purposes.

Even if we are successful in raising the bridge capital set forth above, no inference can be made that this is an indication of potential success in raising equity capital needed to complete its business plan  The bridge capital is intended as short term, interim finances, and without successful completion of the larger financing by our investment bankers, management will, more likely than not, be required to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

However, unless we are able to raise additional funding, we may be unable to continue operations, including the need to raise $4.0 million to acquire the MediSync first acquisition target and/or other acquisition targets.  Especially in the current economic climate, additional funding may not be available on favorable terms or at all. Failure to obtain such financing will require management to substantially curtail operations, which will result in a material adverse effect on our cash flows, financial position, and results of operations.

Significant Accounting Policies

Our discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in Note 2 to the consolidated financial statements which form a part of this Form 10-K. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported revenues and expenses during the period.  Actual results could differ from these estimates.

We consider certain accounting policies related to revenue recognition, allowance for excess and obsolete inventory, accrued expenses, stock-based compensation and deferred issuance and other debt-related costs to be significant to our business operations and the understanding of our results of operations.

Revenue

Product development revenue: In accordance with ASC 605, the Company recognizes revenues for the reimbursement of development costs when it bears all the risk for selection of and payment to vendors and employees. Costs associated with such activities are included in research and development expenses on the consolidated statements of operations.

Licensing revenue: The Company uses revenue recognition criteria outlined in ASC 605-25 (formerly SAB No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force, EITF, Issue 00-21 Revenue Arrangements with Multiple Deliverables). Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where the Company has an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized into license fees in the consolidated statement of operations over the term of the performance obligation.

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

Deferred Issuance and Other Debt-Related Costs

Deferred issuance costs are amortized over the term of its associated debt instrument.  We evaluate the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist.  We allocate the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with ASC 470.  The fair value of the warrants issued to note holders or placement agents are calculated utilizing the weighted average probability option-pricing model or probability weighted outcomes using a binomial model, depending on the terms of the instruments.  We amortize the resultant discount or other features over the terms of the notes through its earliest maturity date using the effective interest method. Under this method, interest expense recognized each period will increase significantly as the instrument approaches its maturity date.  If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated.

Fair Value of Liabilities for Warrant and Embedded Conversion Option Derivative Instruments

Under applicable accounting guidance, an evaluation of outstanding warrants is made to determine whether warrants issued are required to be classified as either equity or a liability. Because certain warrants we have issued in connection with past financings contain certain provisions that may result in an adjustment to their exercise price, we classify them as derivative liabilities, and accordingly, we are then required to estimate the fair value of such warrants, at the end of each quarter. We use the weighted average probabilities of potential down-round scenarios and other assumptions utilizing an unmodified binomial model to estimate such fair value, which requires the use of numerous assumptions, including, among others, expected life, volatility of the underlying equity security, fair value of the underlying common stock, expectations of pricing of the future financing rounds, a risk-free interest rate and expected dividends. The use of different values by management in connection with these assumptions in the weighted average probabilities of potential down-round scenarios and other assumptions utilizing a unmodified binomial model could produce substantially different results. Because we record changes in the fair value of warrants or other features classified as liabilities as either a charge or credit in our consolidated statement of operations, significant changes in the underlying assumptions could have a material effect on our results of operations.

Recently Issued Accounting Standards

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact our consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09 “Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”.   ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of generally accepted accounting principles. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors, which is effective for interim or annual periods ending after June 15, 2010.  The Company adopted ASU 2010-09 in February 2010 and therefore omitted the disclosure previously required as referenced above.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method. This ASU provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This standard provides the criteria to be met for a milestone to be considered substantive which includes that: a) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and b) it relates to past performance and be reasonable relative to all deliverables and payment terms in the arrangement. This standard is effective on a prospective basis for milestones achieved in fiscal years beginning on or after June 15, 2010. Although we are still evaluating the impact of this standard, we do not expect its adoption to have a material impact on our financial position or the results of our operations.

Changes in Consolidated Results of Operations

	Years Ended December 31,
	2010 vs. 2009	2009 vs. 2008
	Increase / (decrease)
Revenues	$(4,442,917)	$1,410,313
Cost of sales	-	(103,490)
Research and development	(280,517)	(3,373,945)
General and administrative	1,997,372	2,664,819
Facility realignment and impairment of fixed assets	(177,831)	(2,387,603)
Registration rights penalty	(215,988)	(44,909)
Loss from operations	5,765,953	4,655,441
Non cash debt extinguishment	(35,909,507)	35,909,507
Interest expense, net	$2,272,438	$(284,226)

Comparison of the Years Ended December 31, 2010 and 2009

Revenues

Revenues were $0.1 million for the year ended December 31, 2010, compared to $4.5 million for the comparable period in 2009, a decrease of 97.4% or $4.4 million. This decrease for the year ended December 31, 2010 is entirely attributable to the termination by Ferring of its License Agreement with us in December 2009.   Our revenue for the year ended December 31, 2010 was mainly attributable to feasibility studies, of which will more likely than not, cease in 2011, with the Company focusing on the CRO segment.  Our revenue for the year ended December 31, 2009 was primarily derived from reimbursement of product development costs from Ferring. We continue to seek other revenue sources; however, we cannot predict when and if we will be able derive new revenue sources in the near future or at all.

Research and development

Research and development expenses were $2.6 million for the year ended December 31, 2010, compared to $2.9 million for the comparable period in 2009, a decrease of 9.7% or $0.3 million. In 2009 our primary research and development project was our infertility project with Ferring. However, in 2010, due to the termination of the Ferring project, we have instead allocated our research and development resources to internal development projects in the areas of therapeutic peptides and small molecules which we intend to pursue.  We expect these costs to decrease in 2011 as compared to 2010 unless we find a partner with which to further develop these products.

General and administrative

General and administrative expenses totaled $4.8 million for the year ended December 31, 2010, as compared to $2.8 million for the comparable period in 2009, an increase of 71.4%, or $2.0 million. General and administrative expense for the for the year ended December 31, 2010, included a non-cash charge of $2.3 million for the fair value of employee and director share-based payments as compared to approximately $0.6 million for the comparative period in the prior year. Including the non-cash charge for share-based payments, the remaining general and administrative expenses was $2.5 million for the year ended December 31, 2010, as compared to $2.2 million for the comparable period in 2009, an increase of 9.1%, or $0.2 million. The increase in general and administrative expenses is primarily attributable to an increase in investor relations costs, legal fees, and consulting arrangements, stemming primarily from the Ferring litigation, changes in our business strategy and our attempts to consummate the Merger.

Registration rights penalty

The registration rights penalty for failure to register common stock issued totaled $0.2 million for the year ended December 31, 2009. We did not incur registration rights penalty in the year ended December 31, 2010. On October 30, 2009, we entered into an Amendment and Waiver (“Amendment”) to the Registration Rights Agreement dated September 29, 2004 among the Company, Spencer Trask Ventures, Inc., a related party, Rodman & Renshaw, LLC, and various shareholders. The Amendment required us to compensate investors for registration rights penalties incurred of approximately $2.6 million. We issued 1,250,000 restricted shares of our common stock with a fair value of $0.8 million and warrants to purchase up to 1,250,000 restricted shares of our common stock at an exercise price of $0.75 per share with an expiration date of October 30, 2012 in order to settle the accrued liquidated damages. Accordingly we did not incur registration right penalty expense in the year ended December 31, 2010.

Interest expense, net

Interest expense, net totaled $3.9 million for the year ended December 31, 2010, as compared to $1.6 million for the comparable period in 2009, an increase of $2.3 million or 140.2%.  The increase in interest expense, net, for the year ended December 31, 2010 is primarily attributable to the non-cash warrant expense issued to investors of $0.5 million and the non-cash interest expense charge of $3.2 million for the fair value of 6,986,250 warrants issued to noteholders to induce conversion of the June 30, 2010 convertible notes into common stock.

Increase in fair value of derivative financial instruments

We performed an evaluation to determine whether our equity-linked financial instruments (or embedded features) are indexed to our stock, including evaluating the instruments contingent exercise and settlement provisions in accordance with ASC Topic 815. This requirement affects the accounting for our warrants that protect holders from a decline in the stock price (or “down-round” provisions). This also affects the beneficial conversion feature of the 2010 Notes, which have an initial conversion price of $0.20 per share (but such price decreases by 1.5% each 90 day period that the instrument is outstanding, and contains a reset provision in the event subsequent equity raises are at a lower value). For the year ended December 31, 2010, we recorded an a credit of $(0.3) million in the consolidated statement of operations due to the changes in the fair value of our issued warrants that contain such down-round provisions and the variable beneficial conversion feature, using the weighted average probabilities of potential down-round scenarios and other assumptions utilizing a unmodified binomial model.

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

Liquidity and Capital Resources

The consolidated financial statements have been prepared assuming that we will continue as a going concern; however, we had cash and cash equivalents of $0.4 million and a working capital deficit of $14.4 million, as of December 31, 2010, which are not sufficient to allow us to continue operations without additional funding, especially given the fact that the Company has approximately $1.9 million in accounts payable which are more than 60 days past due, with increasing numbers of creditors either making claims and/or commencing litigation against us. Our need for liquidity and capital resources is greatly augmented in conjunction with the Merger.  We need to raise capital to fund acquisitions of CROs as part of the MediSync business plan.  We also require additional funding to support our integration efforts and increased business operations.

No assurance can be given that we will be successful in arranging additional financing needed to continue the execution of our business plan, which includes the integration of MediSync and funding of MediSync’s acquisition activities and the development of new products. Failure to obtain such financing may require management to substantially curtail operations, cease operating our business or file for bankruptcy, which would result in a material adverse effect on our financial position and results of operations. Since January 2009, our primary source of financing has been sales of our common stock, loans, development fees and milestone payments from our collaborative partner, Ferring. In December 2009, Ferring terminated its License Agreement with us and thus we are no longer receiving any payments from Ferring. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern.

As of April 11, 2011, we have commitments from our Board of Directors and other insiders to fund at least $0.1 million no later than April 21, 2011 ("Initial Bridge Funding").  This Initial Bridge Funding is insufficient to fund our operations for more than three weeks, and during that time, we will not pay for any nonessential services, including salaries for our management team, and we will continue to incur payables, as well as be unable to pay other payables which are already in arrears.

We are currently in negotiations with an investment banking firm with respect its acting as a selling agent for a longer term bridge financing of up to $2.0 million, to be comprised of convertible notes and warrants. Our objective is to launch this bridge financing before April 30, 2011.

Additionally, the Company engaged two other investment bankers in the first quarter of 2011 to assist in raising equity capital needed to complete its business plan.  While no specific dollar amounts or terms have been agreed to as yet, our discussions with these firms relate to their raising approximately $10.0 to $15.0 million, to fund CRO’s acquisitions, and for working capital and general corporate purposes.

Even if we are successful in raising the bridge capital set forth above, no inference can be made that this is an indication of potential success in raising equity capital needed to complete its business plan  The bridge capital is intended as short term, interim finances, and without successful completion of the larger financing by our investment bankers, management will, more likely than not, be required to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

In 2011 our plans for cash flows from operating activities will stem from revenues obtained from proposed acquisitions of businesses deriving from the acquisitions of businesses by MediSync.  We would plan on consummating at least one cash flow generating business in 2011; however, the identity and materiality of the cash flows to be generated may vary greatly depending on the identity and timing of such acquisitions.

Comparison of 2010 to 2009 and 2009 to 2008

Cash flows from operating activities

For the year ended December 31, 2010, we had $4.7 million of net cash used by operating activities, as compared to $1.0 million of net cash provided by operating activities during 2009, a decrease in net cash provided of $5.7 million, or 50.7%.  The principal factors in both years were our net loss and non-cash items.  During 2010, we had a net loss of $10.5 million partially offset by $6.5 million of non-cash items and $0.65 million of other items resulting in net cash used in operating activities of $4.7 million.

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

Cash flows from investing activities

For the year ended December 31, 2010, net cash provided by investing activities was de minimis, as compared to net cash provided by investing activities during 2009 of $0.7 million.

For the year ended December 31, 2009 net cash provided by investing activities was $0.7 million, as compared to net cash provided by investing activities during 2008 of $0.2 million, a increase of approximately $0.5 million, or 150.0%.  During 2009, the cash provided by investing activities is primarily related to the sale of manufacturing equipment of approximately $0.6 million.

Cash flows from financing activities

For the year ended December 31, 2010, our financing activities provided us $2.5 million, as compared to $0.8 million of net cash provided by financing activities in the comparable period in the prior year. During the year ended December 31, 2010, we sold to accredited investors $1.8 million principal amount of senior subordinated convertible promissory notes due 2013 and $1.2 million of subordinated convertible promissory notes which was partially offset by $0.4 million in related debt issuance costs.

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

Financing Events in 2008, 2009 and 2010

February 2008 Private Placement

In February of 2008, we raised a total of $1.8 million in a private placement pursuant to which we issued to investors a total of 600,000 shares of common stock at a purchase price of $3.00 per share (“February 2008 Financing”).  The investors were issued warrants to purchase our common stock in an amount equal to two times the number of shares purchased, or 1,200,000 total warrants.  Those investor warrants bear a five year term and have an exercise price of $3.00 per share, and contain a mandatory exercise provision at our election should the market price of our common stock be at least $4.50 for 20 consecutive trading days. In connection with the February 2008 Financing, we paid a finders fee to Ramp Partners in the amount of $0.2 million, representing 10% of the gross proceeds raised. Ramp reinvested its cash fee in the February 2008 Financing and received 60,000 shares of common stock and 120,000 warrants. Net proceeds (after reinvestment of the cash finder’s fee) were $1.8 million, with no legal or other professional fees attributed thereto as offering costs.

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

Subordinated convertible promissory notes, net of discount

On June 30, 2010, we consummated a private placement to accredited investors (“June Investors”) of $1.2 million principal amount of Subordinated Convertible Promissory Notes due September 30, 2010 (the “June 2010 Notes”). The sale of the June 2010 Notes also included issuance to Investors of five-year warrants to purchase an aggregate of 2,300,000 shares of our common stock with an exercise price of $0.25 per share.  As of September 30, 2010, the Investors converted the June 2010 Notes into 5,836,250 shares of our common stock and 5,836,250 warrants to purchase our common stock with an exercise price of $0.25 per share.

Qualifying Therapeutic Discovery Project (QTDP) program

In November 2010, we were awarded two equal grants totaling $0.5 million under the IRS QTDP program. The grants will be used to advance our smart patch technology for the delivery of therapeutic medicines planned for use to treat female infertility and diabetes.  The QTDP program was created by the U.S. Congress as part of the Patient Protection and Affordable Care Act passed on March 23, 2010.  Eligibility for the grant requires that a project have the potential to develop new treatments that address "unmet medical needs" or chronic and acute diseases; reduce long-term health care costs; or represent a significant advance in finding a cure for cancer.

Cash Position

See “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on our cash position.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments at December 31, 2010 include obligations associated with capital and operating leases, manufacturing equipment, and employee agreements as set forth in the table below:

	At December 31, 2010
	Total	Less than 1 year	1-3 Years	3-5 Years	Greater than 5 years
Operating lease obligations	$402,580	$321,379	$81,201	$-	$-
PMK 150 lease agreement	98,000	12,000	24,000	24,000	38,000
Insurance financing obligation	103,518	103,518	-	-	-
Debt obligations (1)	4,010,000	-	3,510,000	500,000	-
Total	$4,614,098	$436,897	$3,615,201	$524,000	$38,000

(1) Debt obligations are summarized as follows:

Lender	Face Amount	Due Date	Interest Rate	Description On Balance Sheet
Senior subordinated convertible promissory notes	$1,035,000	February 2013	—	Senior subordinated convertible promissory notes, net of discount (see Note 7)
Promissory note due to a related party	1,750,000	February 2013	6%	Promissory note due to a related party (see Note 6)
Senior subordinated convertible promissory notes	725,000	May 2013	—	Senior subordinated convertible promissory notes, net of discount (see Note 7)
Convertible notes payable	500,000	August 2014	6%	Convertible note payable (see Note 13)
Total	$4,010,000

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VYTERIS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	42 - 43

Consolidated Balance Sheets as of December 31, 2010 and 2009	44

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008	45

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2010, 2009 and 2008	46

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	47 - 48

Notes to Consolidated Financial Statements	49 - 72

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Vyteris, Inc. and Subsidiary as of December 31, 2010, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vyteris, Inc. and Subsidiary at December 31, 2010, and the consolidated results of its operations and its cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 1, the Company has incurred recurring losses and is dependent upon obtaining sufficient additional financing to fund operations and has not been able to meet all of its obligations as they become due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 1.  The accompanying financial statements do not include any adjustments to reflect the possible future effects of the recoverability of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ EisnerAmper LLP
Edison, New Jersey
April 15, 2011

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Vyteris, Inc. and Subsidiary as of December 31, 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2009 and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vyteris, Inc. and Subsidiary at December 31, 2009, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Amper, Politziner & Mattia, LLP
Edison, New Jersey
March 24, 2010

VYTERIS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$402,845	$2,173,039
Other receivables	945,930	1,575
Other current assets	123,831	118,952
Total current assets	1,472,606	2,293,566

Debt issuance costs, net	1,989,275	—
Property and equipment, net	25,497	114,024
Other assets	287,702	225,356
TOTAL ASSETS	$3,775,080	$2,632,946

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable	$2,188,012	$2,432,976
Fair value of derivative financial instruments	9,835,764	2,634,487
Accrued expenses and other	3,632,308	3,135,013
Interest payable, deferred revenue, and accrued expenses due to a related party	216,559	111,560
Total current liabilities	15,872,643	8,314,036

Promissory note due to a related party	1,750,000	1,750,000
Senior subordinated convertible promissory notes, net of discount of $1,711,707	48,293	—
Deferred revenue	721,237	821,237
Convertible note payable	500,000	500,000
Total liabilities	18,892,173	11,385,273

Commitments and contingencies

Stockholders’ (deficit):
Common stock, par value $0.015 per share; 400,000,000 shares authorized, at December 31, 2010 and December 31, 2009; 68,983,557 and 62,398,817 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	1,034,753	935,982
Additional paid-in capital	208,726,752	204,642,912
Accumulated deficit	(224,878,598)	(214,331,221)
Total stockholders’ (deficit)	(15,117,093)	(8,752,327)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$3,775,080	$2,632,946

The accompanying notes are an integral part of these consolidated financial statements.

VYTERIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
Revenues:
Product development revenue	$102,325	$1,913,080	$2,821,098
Licensing, product sales, and other revenue	15,467	2,647,629	329,298
Total revenues	117,792	4,560,709	3,150,396

Costs and expenses:
Cost of sales	—	—	103,490
Research and development	2,615,174	2,895,691	6,269,636
General and administrative including (credit) for reversal of performance – based stock option grants of ($6.1) million in 2008	4,794,135	2,796,763	50,352
Facility realignment and impairment of fixed assets	—	177,831	2,565,434
Non-cash warrant expense – financial consultants	—	—	81,592
Registration rights penalty	—	215,988	260,897
Total costs and expenses	7,409,309	6,086,273	9,331,401
Loss from operations	(7,291,517)	(1,525,564)	(6,181,005)

Interest (income) expense:
Interest income	(1,623)	(552)	(42,984)
Interest expense	169,085	1,621,338	1,947,996
Non-cash interest expense for warrants issued	3,725,762	—	—
Interest expense, net	3,893,224	1,620,786	1,905,012

Other (income) expenses:
Gain on settlement of lease obligations	—	(1,953,977)	—
Gain on settlement of registration rights penalty	—	(1,385,017)	—
Non-cash debt extinguishment	—	35,909,507	—
Qualified therapeutic research and development grant	(488,959)	—	—
Increase in fair values of derivative financial instruments	273,567	294,668	—
Total other (income) expenses	(215,392)	32,865,181	—

Loss before benefit from income taxes	(10,969,349)	(36,011,531)	(8,086,017)
Sale of State of New Jersey net operating losses	421,972	2,071,168	61,777
Net loss	$(10,547,377)	$(33,940,363)	$(8,024,240)

Net loss per common share:
Basic and diluted	$(0.16)	$(3.77)	$(1.14)

Weighted average number of common shares:
Basic and diluted	64,392,135	9,002,816	7,032,288

The accompanying notes are an integral part of these consolidated financial statements.

VYTERIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2008	5,925,393	$88,881	$149,152,702	$(172,366,618)	$(23,125,035)
Non-cash stock based compensation expense (credits)	–	–	(4,051,359)	–	(4,051,359)
Issuance of common stock for capital raised, net	660,000	9,900	1,790,100	–	1,800,000
Exercise of warrants	611,895	9,178	1,826,505	–	1,835,683
Non-cash warrant expense – financial consultants	–	–	81,592	–	81,592
Issuance of warrants for services rendered	–	–	184,000	–	184,000
Issuance of common stock for services rendered	85,000	1,275	48,025	–	49,300
Adjustment to common stock related to reverse stock split	514	8	(8)	–	–
Net loss	–	–	–	(8,024,240)	(8,024,240)
Balance at December 31, 2008	7,282,802	109,242	149,031,557	(180,390,858)	(31,250,059)
Non-cash stock based compensation expense, net	–	–	639,007	–	639,007
Issuance of common stock for services rendered	9,000	135	1,260	–	1,395
Issuance of common stock upon exercise of warrants issued for settlement with landlord	80,000	1,200	6,800	–	8,000
Issuance of warrants	–	–	154,200	–	154,200
Issuance of common stock for capital raised, net	3,000,000	45,000	477,000	–	522,000
Issuance of common stock and warrants upon settlement of registration rights penalty	1,250,000	18,750	1,214,250	–	1,233,000
Issuance of common stock pursuant to conversion of senior secured convertible debentures and preferred stock due to a related party	50,777,015	761,655	19,549,151	–	20,310,806
Fair value of warrants upon classification from an equity instrument to a liability instrument issued in 2009	–	–	(2,339,820)	–	(2,339,820)
Charge resulting from non-cash debt extinguishment	–	–	35,909,507	–	35,909,507
Net loss	–	–	–	(33,940,363)	(33,940,363)
Balance at December 31, 2009	62,398,817	935,982	204,642,912	(214,331,221)	(8,752,327)
Non-cash stock based compensation expense	–	–	2,303,700	–	2,303,700
Issuance of common stock for services rendered	619,654	9,295	316,315	–	325,610
Issuance of common stock upon conversion of convertible debt	5,965,086	89,476	1,102,915	–	1,192,391
Issuance of warrants for services rendered	–	–	342,400	–	342,400
Other issuance of warrants	–	–	18,510	–	18,510
Net loss	–	–	–	(10,547,377)	(10,547,377)
Balance at December 31, 2010	68,983,557	$1,034,753	$208,726,752	$(224,878,598)	$(15,117,093)

The accompanying notes are an integral part of these consolidated financial statements.

VYTERIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,547,377)	$(33,940,363)	$(8,024,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88,526	175,421	286,300
Gain on settlement of lease obligations	-	(1,953,977)	-
Non-cash debt extinguishment	-	35,909,507	-
Inventory reserves	-	-	94,890
Impairment of fixed assets and accrued facilities realignment costs	-	-	2,565,434
Gain on settlement of registration rights penalty	-	(1,385,017)	-
Accrued registration rights penalty	-	215,988	260,897
Amortization of long term gain on sale of manufacturing machine	(100,000)	-	-
Stock based compensation	2,303,700	639,007	(4,051,359)
Issuance of common stock for services rendered	325,610	-	-
Issuance of common stock warrants for services rendered	342,400	-	184,000
Non-cash warrant expense	-	-	81,592
Issuance of warrants related to promissory notes	(27,865)	-	-
Amortization of discount on promissory notes	48,293	-	231,403
Amortization of deferred offering related to promissory notes	51,429	-	-
Write-off of deferred offering costs upon conversion of promissory notes	3,590,139	-	-
Increase (decrease) in fair value of derivative financial instruments	273,567	294,668	-
Other	35,901	227,689	(209,851)
Change in operating assets and liabilities:
Accounts receivable	(944,355)	2,559	4,698
Inventory and other	-	-	(94,890)
Prepaid expenses and other assets	(67,225)	59,320	117,341
Accounts payable	(244,964)	(225,964)	901,564
Accrued expenses and other liabilities	439,991	2,008,587	(1,257,940)
Recognition of deferred revenue	(32,352)	(2,625,783)	-
Interest payable and accrued expenses	194,655	1,577,534	1,356,763
Net cash (used in) provided by operating activities	$(4,269,927)	$979,176	$(7,553,398)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash	-	-	166,182
Proceeds from the sale of property and equipment	-	124,245	9,800
Purchase of equipment	-	(1,926)	(4,695)
Net proceeds from sale of manufacturing equipment	-	568,723	-
Net cash provided by investing activities	$-	$691,042	$171,287

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from placement of common stock and warrants	-	522,000	1,800,000
Proceeds from exercise of options and warrants	-	8,000	1,835,683
Net proceeds from convertible promissory notes	-	-	2,750,000
Issuance of Senior subordinated convertible promissory note	1,785,000	-	-
Issuance of subordinated convertible promissory note	1,150,000	-	-
Repayment of senior secured convertible promissory note	-	(250,000)	(475,000)
Fees related to the issuance of promissory notes	(435,267)	-	-
Other	-	-	(22,422)
Net cash provided by financing activities	$2,499,733	$280,000	$5,888,261

Net (decrease) increase in cash and cash equivalents	(1,770,194)	1,950,218	(1,493,850)
Cash and cash equivalents at beginning of the year	2,173,039	222,821	1,716,671
Cash and cash equivalents at end of the year	$402,845	$2,173,039	$222,821

VYTERIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended December 31,
	2010	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,291	$181,559	$51,859
Issuance of warrants in connection with private placements of common stock	—	—	4,761,000
Reclassification of the fair value of warrants from an equity instrument to a liability instrument	—	2,339,820	—
Issuance of warrants	—	154,200	—
Settlement of registration rights penalty upon issuance of common stock and warrants to shareholders	—	1,233,000	—
Issuance of common stock upon conversion of interest on convertible debt	17,392	—	—
Issuance of common stock upon conversion of convertible debt	1,192,392	—	—
Warrants issued to investment finders included in debt issuance costs	1,954,831	—	—
Conversion of senior secured convertible debentures and preferred stock due to a related party	$—	$20,310,806	$—

The accompanying notes are an integral part of these consolidated financial statements.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.      Business, Basis of Presentation, and Going Concern

Basis of presentation

The accompanying consolidated financial statements have been prepared assuming that Vyteris, Inc.  (the terms “Vyteris” and the “Company” refer to each  of Vyteris, Inc. (incorporated in the State of Nevada), its subsidiary, Vyteris, Inc. (incorporated in the State of Delaware) and the consolidated entity) will continue as a going concern (see discussion below).

Spencer Trask Specialty Group and affiliates (collectively, “STSG”) owns approximately 73.4% of the issued and outstanding common stock of the Company as of December 31, 2010. Due to this majority level of stock ownership, the Company is controlled by STSG and is deemed a “controlled corporation”. STSG may influence the Company to take actions that conflict with the interests of other shareholders.

Intercompany balances and transactions have been eliminated in consolidation.

Business

The Company developed and produced the first FDA-approved electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can potentially be used to administer a wide variety of therapeutics either directly into the skin or into the bloodstream.   There are no products being currently sold using this iontophoretic technology.  The Company holds U.S. and foreign patents relating to the delivery of drugs across the skin using an electronically controlled “smart patch” device with electric current. The Company is currently seeking collaborative partners for several of its projects.

Merger Agreement

In September 2010 our Board of Directors approved an Agreement and Plan of Merger (the “Merger Agreement”) by and among MediSync BioServices, Inc., a Delaware corporation (“MediSync”), Vyteris and a newly created, wholly owned, subsidiary of the Company (“Merger Sub“), pursuant to which the Merger Sub will be merged with and into MediSync, with MediSync continuing as the surviving corporation and a wholly-owned subsidiary of Vyteris (the “Merger”). As of November 2010, the Company had received requisite shareholder approval to consummate the Merger, subsequently the Merger Agreement expired by its terms in January 2011.  A new Merger Agreement has been entered into as of April 1, 2011, with terms substantially similar to the expired agreement.  The terms of the Merger Agreement are set forth in Note 16.  MediSync is in the business of consolidating preclinical and contract research organizations (“CROs”) and related businesses, including site management organizations (“SMOs”), which sub-contract clinical trial-related responsibilities from a CRO or pharmaceutical/biotechnology company, and post marketing surveillance companies, which monitor pharmaceutical drugs and devices after release into the market. MediSync believes that its future operations may provide added value to the pharmaceutical and biotechnology industries as a valuable outsource service to them.  The CRO business model is expected to provide cash flow which can assist in funding operations while the Company continues to develop its drug delivery technologies. It will also provide operational synergies as two business operations are combined in one infrastructure creating efficiencies in administrative functions as well as other areas.  There can be no assurance that this transaction will be completed or that the Company will be able to execute the business plan.

After the merger, the Company will have two operating business segments – CRO business and transdermal drug delivery technology.

Liquidity and Going Concern

In February and May 2010, the Company raised $1.8 million through the sale of senior subordinated convertible promissory notes (see Note 7), and in June 2010 the Company raised $1.2 million through the sale of short term subordinated convertible promissory notes (see Note 8). Conversely, the Company owes or third parties claim it owes approximately $6.0 million in liabilities which are due in the 2011 calendar year, as well as the alleged approximate $1.4 million to Ferring.  Additionally, subsequent financings will be required to fund the Company’s operations, fund research and development for new products, repay past due payables and pay debt service requirements.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company does not currently have sufficient funds to operate its business and this raises substantial doubt as to its ability to continue as a going concern.  No assurance can be given that the Company will be successful in procuring the further financing needed to continue the execution of its business plan, which includes the acquisition of target companies for its CRO business and development of new products. The Company engaged two investment bankers in the first quarter of 2011 to assist in raising capital needed to complete its business plan (see Bridge Financing in NOTE 19 - Subsequent Events).  Failure to obtain such financing will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue in business as a going concern.

2.	Significant Accounting Policies

The Financial Accounting Standards Board (FASB) made the Accounting Standards Codification (ASC) effective for financial statements issued for interim and annual periods ended after September 15, 2009. The ASC combines all previously issued authoritative generally accepted accounting principles (“GAAP”) into one set of guidance codified by subject area. Subsequent revisions to GAAP by the FASB are incorporated into the ASC through issuance of Accounting Standards Updates (ASU).

Cash equivalents

The Company considers all highly liquid instruments with original maturities of three months or less at the date of purchase to be cash equivalents.

Other receivables

Other receivables are non-trade monies owed to the Company which are unsecured and non-interest bearing, and are recorded at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends and other information.  Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

Fair value of financial instruments

Cash and cash equivalents, other receivables, accounts payable, accrued expenses and other liabilities reported in the consolidated balance sheets equal or approximate their fair value due to their short term to maturity.

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

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenue

Product development revenue:  In accordance with ASC 605, the Company recognizes revenues for the reimbursement of development costs when it bears all the risk for selection of and payment to vendors and employees. Costs associated with such activities are included in research and development expenses on the consolidated statements of operations.

Licensing revenue:  The Company uses revenue recognition criteria outlined in ASC 605-25 (formerly SAB No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force, EITF, Issue 00-21 Revenue Arrangements with Multiple Deliverables). Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where the Company has an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized into license fees in the consolidated statement of operations over the term of the performance obligation.

 Stock Based Compensation

The Company accounts for its stock based employee compensation plans under ASC 718 and ASC 505-50.  ASC 718-10 and ASC 505-50 address the accounting for shared based payment transactions in which an enterprise receives employee services for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. ASC 718-10 and ASC 505-50 require that such transactions be accounted for using a fair value based method.

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

The Company accounts for equity awards issued to non-employees in accordance with ASC Topic 505-50 (formerly EITF No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services.”)  ASC 505-50requires the Company to measure the fair value of the equity instrument using the stock prices and other measurement assumptions as of the earlier of either the date at which a performance commitment by the counterparty is reached or the date at which the counterparty's performance is complete.

Income taxes

The Company records deferred tax assets and liabilities based on the differences between the book and tax bases of assets and liabilities and on operating loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.  These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

The Company follows ASC 740 when accounting for tax contingencies. The guidance prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under GAAP, tax benefits are initially recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

Research and Development

Research and development costs are charged to expense as incurred.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the revenues and expenses reported during the period. These estimates and assumptions are based on management’s judgment and available information and, consequently, actual results could differ from these estimates.

Net loss per share

The Company computes net loss per share in accordance with ASC 26-10. Under the provisions of ASC 26-10, basic net loss per common share, or basic EPS, is computed by dividing net loss by the weighted-average number of common shares outstanding.  Diluted net loss per common share, or diluted EPS, is computed by dividing net loss by the weighted average number of shares and net of dilutive common share equivalents then outstanding.  Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of preferred stock and debentures.  For all years presented on the consolidated statement of operations, diluted EPS is identical to basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive due to net losses for the years ended December 31, 2010, 2009, and 2008. For the years ended December 31, 2010, 2009 and 2008, respectively, common stock equivalents of 59,987,208, 13,580,978 and 7,353,348 were excluded from the net loss per common share calculation because the effect of their inclusion would be anti-dilutive (see Note 17).

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and receivables. The Company deposits its cash and cash equivalents with major financial institutions.  Management believes that credit risk related to these deposits is minimal. Concentrations of credit risk are substantially mitigated by the Company’s credit evaluation process. The Company analyzes the customer’s credit worthiness and current economic trends when evaluating a customer’s credit risk.

Risk and uncertainties

The Company is embarking on a new business plan resulting from the impending MediSync merger.  The Company has no experience in consolidating businesses or in the contract research organization space.  The Company may be unable to successfully combine the businesses or obtain the necessary experience to compete effectively in the contract research organization industry.  The Company currently has no partnering arrangements with its transdermal technologies which are generating material revenues.

No assurance can be given that the Company will be successful in procuring the further financing and collaborative partners needed to continue the execution of its business plan, which includes the acquisition of target companies for its CRO business and development of new products. The CRO business model is expected to provide cash flow which can assist in funding operations for the Company while it continues to develop our drug delivery technologies, of which operations were reduced due to our lack of funding and other factors.    Failure to obtain such financing will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Debt instruments, offering costs and the associated features and instruments contained therein

Deferred issuance costs are amortized over the term of their associated debt instruments.

The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocated the aggregate proceeds of the debt instrument between the warrants and the debt based on their relative fair values as codified in ASC 470. The fair value of the warrants issued to debt holders or placement agents are calculated utilizing the Black-Scholes-Merton or probability weighted binomial method depending on the terms of the warrant agreements. The Company amortizes the resultant discount or other features over the terms of the debt through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated.

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

At December 31, 2010, the Company has recorded the fair value (Level 3) of the derivative liabilities of $9.8 million, which consists of two components (see Note 18):

• the fair value of the warrant liability amounted to $6.5 million based on a binomial pricing model of weighted average probabilities of potential down-round scenarios for our securities using similar assumptions as noted in Note 14 of the Company’s consolidated financial statements for the year ended December 31, 2010 for the valuation of stock options, except that the value of the underlying common stock has been reduced by 20% to reflect a “lack of marketability” discount arising since the underlying shares issuable upon exercise of the warrant are restricted from resale under Section 5 of the Securities Act of 1933 and subject to legend removal under Rule 144 promulgated under the Securities Act of 1933; and

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

• the fair value of the convertible debt conversion feature amounted to $3.3 million utilizing a level 3 market value based on pricing methodologies used to determine conversion features, which includes determining the fair value of the Company’s stock as of December 31, 2010.  Since the shares underlying the convertible debt may be subject to legend removal under Rule 144 by “tacking back” to the date of the original note issuance, it is not appropriate to apply a “lack of marketability” discount to the quoted stock price at the end of the measurement period.

Recently issued accounting standards

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09 “Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”.   ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of generally accepted accounting principles. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors, which is effective for interim or annual periods ending after June 15, 2010.  The Company adopted ASU 2010-09 in February 2010 and therefore omitted the disclosure previously required as referenced above.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method. This ASU provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This standard provides the criteria to be met for a milestone to be considered substantive which includes that: a) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and b) it relates to past performance and be reasonable relative to all deliverables and payment terms in the arrangement. This standard is effective on a prospective basis for milestones achieved in fiscal years beginning on or after June 15, 2010. Although we are still evaluating the impact of this standard, we do not expect its adoption to have a material impact on our financial position or the results of our operations.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	Property and Equipment, net

Property and equipment, net, consist of the following:

	December 31,
	2010	2009

Manufacturing and laboratory equipment	$1,875,930	$1,875,930
Furniture and fixtures........	156,543	156,543
Office equipment	334,065	345,424
Leasehold improvements	367,818	367,818
Software	205,210	205,210
Property and equipment	2,939,566	2,950,925
Less: Accumulated depreciation and amortization	(2,914,069)	(2,836,901)
Property and equipment, net	$25,497	$114,024

Depreciation and amortization expense, included in costs and expenses in the accompanying consolidated statements of operations, was approximately $0.1 million, $0.2 million and $0.3 million for each of the years ended December 31, 2010, 2009 and 2008, respectively.

In March 2008, the Company recorded an impairment charge of approximately $0.1 million on furniture and fixtures due to the consolidation of office space (see Note 13), which is included in facilities realignment and impairment of fixed assets expense in the consolidated statement of operations for the year ended December 31, 2008.

4.      Accrued Expenses, Deferred Revenue, and Other

Accrued expenses, deferred revenue and other consist of the following:

	December 31,
	2010	2009
Compensation, accrued bonuses and benefits payable	$439,745	$413,743
Continuous motion patch machine costs and delivery	169,619	183,452
Reimbursement of development costs to Ferring (1)	1,354,566	1,386,919
Accrued insurance costs	103,518	101,224
Accounting, legal and consulting fees	671,124	334,095
Outside services	330,027	371,243
Food and drug administration fees	279,013	193,521
Deferred revenue and other	284,696	150,816
Accrued expenses, deferred revenue and other	$3,632,308	$3,135,013

(1) Represents liability for advances in 2009 of research and development costs under the License and Development Agreement with Ferring (see Note 9).

5.      Accrued Registration Rights Penalty

In connection with the delayed filing of a registration statement for securities sold pursuant to a $15.1 million private placement in 2004, the Company incurred approximately $1.4 million of liquidated damages in 2005. In addition, the Company was obligated to pay interest at a rate of 18% per annum, accruing daily, for any liquidated damages not paid in full within 7 days of the date payable. Interest expense, included in registration rights penalty in the accompanying consolidated statements of operations, was $0.2 million and $0.3 million for each the years ended December 31, 2009 and 2008, respectively.

On October 30, 2009, the Company entered into an Amendment and Waiver (“Amendment”) to the Registration Rights Agreement dated September 29, 2004 among the Company, Spencer Trask Ventures, Inc., a related party, Rodman & Renshaw, LLC, and various shareholders. The October 30, 2009Amendment required the Company to compensate investors for registration rights penalties incurred of approximately $2.6 million, in lieu of all liquidated damages, and related interest, related to the delayed filing of a registration statement for securities sold pursuant to a $15.1 million private placement in 2004. The Company issued 1,250,000 restricted shares of its common stock vested immediately with a fair value of $0.8 million and warrants for the purchase of up to 1,250,000 restricted shares of its common stock at an exercise price of $0.75 per share with an expiration date of October 30, 2012 in order to settle the accrued liquidated damages. The fair value of warrants issued to purchase the Company’s common stock was estimated to be $0.4 million using the Black-Scholes-Merton pricing model. The Company recorded a non-cash gain on settlement of registration rights penalty of $1.4 million in the consolidated statement of operations for the year ended December 31, 2009.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

See rollforward of fair value of derivative instruments table in Note 18 Warrants and Derivative Instruments.

6.      Related Party Indebtedness

Restructuring Agreement with STSG

On December 24, 2009, the Company entered into an agreement to Restructure (“Restructuring Transaction”) of all the liability and equity instruments issued to STSG. The principal amount of all indebtedness and accrued and unpaid interest thereon and stated value of the Series B Preferred Stock owed by the Company to STSG in excess of $2.0 million ($2.0 million amount is defined as the “Remaining Debt”) which includes the January 2006 Promissory Note, the 2006 Promissory Notes, and $0.9 million of Working Capital Facility were satisfied in full on December 24, 2009. STSG converted $20.3 million of indebtedness and accrued and unpaid interest and all issued and outstanding shares of Series B Preferred Stock into 50,777,015 shares of the Company’s common stock at a conversion price of $0.40 per share.

In connection with the December 24, 2009 restructuring agreement with STSG, the Company performed a valuation of the conversion of approximately $20.3 million owed to STSG (the January 2006 Promissory Notes, the 2006 Promissory Notes and the Series B Preferred Stock, including accrued and unpaid interest and dividends), into its common stock, pursuant to rules governing accounting for induced conversions of debt. The Company determined that as a result of a change in the conversion price from $22.50 per share to $0.40 per share, STSG received an incentive to induce conversion of these instruments into the Company’s common stock.  Accordingly, the Company recorded a non-cash charge of approximately $35.9 million related to the fair value (based on quoted market prices at the date of the agreement) of the incremental shares received by STSG as a result of the restructuring in its consolidated statement of operations for the year ended December 31, 2009.

Promissory Note Due to a Related Party

In December 2009, the Company issued to STSG a promissory note (“2009 Promissory Note”) with a principal amount of approximately $2.0 million, with interest accruing at the rate of 6% per year and a maturity date of February 2, 2013.  The 2009 Promissory Note is secured by a lien on the Company’s assets, subordinate to the lien of any existing creditors that have a lien senior to that of STSG and to any liens resulting from a prospective equity or debt financing within certain parameters set forth (“Qualified Financing”).

On December 28, 2009, the Company paid STSG $0.2 million to reduce the principal amount of the 2009 Promissory Note to $1.8 million.  The balance of the principal amount of the 2009 Promissory Note and all accrued and unpaid interest thereon is to be repaid upon consummation of certain Qualified Financing.  This is still outstanding at December 31, 2010.

7.     Senior Subordinated Convertible Promissory Notes, Net of Discount

In February 2010 and May 2010, the Company sold to accredited investors (“Investors”) in a private placement $1.8 million principal amount of Senior Subordinated Convertible Promissory Notes due 2013 (the “2010 Notes”).  These notes bear no interest and are convertible into the Company’s common stock at the option of the Investors at any time.  The initial conversion price was $0.20, and automatically reduces by 1.5% after each 90 day period that they are outstanding, and additionally, the conversion price resets in the event of a subsequent issuance of stock at a lower price than the then effective conversion price. In addition, the 2010 Notes automatically convert into the Company’s common stock, if the closing bid price of the Company’s common stock equals or exceeds 300% of the conversion price for a period of twenty consecutive trading days.   The warrants contain a cashless exercise provision and “full ratchet” anti-dilution provisions. In conjunction therewith, the Company provided customary “piggyback” registration rights for a 24-month period to the Investors with respect to the shares of common stock underlying the 2010 Notes and related warrants.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The principal amounts of 2010 Notes sold and the number of warrants issued in conjunction therewith and the exercise price thereof for the year ended December 31, 2010 are set forth below:

Offering Date	Original Note Amount	Less Converted Amount	Note Amount as of December 31, 2010	Interest Rate	Note Conversion Price (1)	Warrants Issued to Investors	Initial Exercise Price per Share
February 2010	$1,060,000	$25,000	$1,035,000	0.00%	$0.191	5,300,000	$0.20
May 2010	725,000	-	725,000	0.00%	$0.194	3,625,000	$0.25
	$1,785,000	$25,000	$1,760,000			8,925,000

(1)	Initial note conversion price was $0.20 and the rate decreases 1.5% every 90 days.

The Company received net proceeds of $0.8 million and $0.6 million from the 2010 Notes, after payment of commissions and expense allowances to Spencer Trask Ventures, Inc. (“STVI”), a related party to STSG, a principal stockholder of the Company, to other finders and other offering related costs.  STVI and other finders also received in the aggregate warrants to purchase 3,570,000 shares of the Company’s common stock bearing substantially the same terms as the Investor warrants.  The Company incurred total debt issuance costs of $2.1 million, representing the fair value of warrants issued to finders of $1.8 million at issuance and other costs totaling $0.3 million. Such costs have been classified as deferred costs in accordance with accounting for debt issue costs (ASC 835) and are being amortized over the life of the corresponding debt, using the effective interest method.

The following is a summary of Debt issuance costs for the February 2010 and May 2010 financings:

Offering Date	Value of Finder Warrants Issued	Cash Commission	Total Debt Issuance Costs	2010 Amortization of Debt Issuance Costs	Net Debt Issuance Costs at December 31, 2010
February 2010	$1,181,476	$180,917	$1,362,393	$66,641	$1,295,752
May 2010	605,593	104,850	710,443	16,920	693,523
	$1,787,069	$285,767	$2,072,836	$83,561	$1,989,275

Upon consummation of the sale of the 2010 Notes, the Company determined the fair value of the aforementioned instruments and recorded debt discount in accordance with accounting for convertible instruments issued with detachable warrants (ASC 470).   The following is a summary of the debt discount for the February 2010 and May 2010 financings recorded on the consolidated balance sheet as of December 31, 2010:

Offering Date	Face Amount	Less: Notes Debt Discount	Plus: Current Year Amortization of Note Debt Discount	Carrying Value
February 2010	$1,035,000	$1,035,000	$31,247	$31,247
May 2010	725,000	725,000	17,046	17,046
	$1,760,000	$1,760,000	$48,293	$48,293

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In addition, the Company determined the aforementioned instruments also contain features that require derivative liability accounting treatment.  At December 31, 2010, the Company remeasured the fair value of these derivative liabilities and determined the fair value of the warrant liability. See Note 2 for description of the Company’s accounting policies on valuing such instruments. As a result of this remeasurement, the Company recognized the following expense on these derivative financial instruments for the year ended December 31, 2010 on the consolidated statement of operations:

		Beneficial Conversion Feature			Warrants With Anti-Dilution Clause
Offering Date		Fair Value of Derivative at Issuance	Fair Value of Derivative as of December 31, 2010	Gain (Loss) on Fair Valuation of Derivative as of December 31, 2010	Fair Value at Issuance	Fair Value as of December 31, 2010	Gain (Loss) on Fair Valuation as of December 31, 2010
February-2010	(a)	$254,942	$1,944,776	$1,689,834	$780,058	$1,221,138	$441,080
May-2010		237,083	1,364,241	1,127,158	487,917	864,745	376,828

Finders Warrants
February-2010		-	-	-	1,153,611	488,455	(665,156)
May-2010		-	-	-	605,593	342,644	(262,949)
		$492,025	$3,309,017	$2,816,992	$3,027,179	$2,916,982	$(110,197)

(a) Original amount was $279,942, subsequently converted $25,000 (see Note 18).

See rollforward of fair value of derivative instruments table in Note 18 Warrants and Derivative Instruments.

8.	June 2010 Subordinated Convertible Promissory Notes and Conversion into Common Stock

On June 30, 2010, the Company consummated a private placement to accredited investors (“June Investors”) of $1.2 million principal amount of Subordinated Convertible Promissory Notes due September 30, 2010 (the “June 2010 Notes”).  The sale of the June 2010 Notes also included issuance to June Investors of five-year warrants to purchase an aggregate of 2,300,000 shares of the Company’s common stock with an exercise price of $0.25 per share.  The warrants contain a cashless exercise provision and “full ratchet” anti-dilution provisions. STVI acted as finder in connection with the private placement. At date of issuance, the fair value of the warrants was approximately $0.8 million.  The June 2010 Notes bore interest at the rate of 6% per annum.  In connection with the closing, the Company received net proceeds of $1.2 million, as the payment of cash finder fees were deferred until the next offering of equity instruments by the Company.  The Company incurred debt issuance costs with STVI, in its capacity as a finder for this transaction, in the amount of $0.3 million, which is included in deferred offering cost on the consolidated balance sheets.   Such costs represent the fair value of the initial 460,000 warrants issued to STVI of $0.2 million and accrued finders fees of approximately $0.1 million, representing cash commission of up to 10% and a 3% expense allowance and warrants.  The Company issued additional warrants to investors and STVI, based on the conversion on September 30, 2010.  The Company determined that the warrants contain features which require liability accounting treatment.

On September 30, 2010, the June Investors elected to convert the principal amount of the June 2010 Notes, and $17,392 of accrued and previously unpaid interest, into the Company’s common stock. For each $0.20 of principal and interest converted, the June Investors received both a share of the Company’s common stock and a warrant to purchase one share of common stock at an exercise price of $0.25 per share with a term of five years. Based on the conversion of the June 2010 Notes, the company issued additional warrants to STVI for conversion consideration.  The conversion consideration to STVI consists of 1,150,000 warrants to purchase shares of common stock at an exercise price of $0.20 per share and 1,150,000 warrants to purchase shares of common stock at an exercise price of $0.25 per share, with all 2,300,000 warrants expiring in 5 years.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In the aggregate, the Company issued 5,836,250 shares of its common stock to investors,  8,136,250 warrants to investors to purchase its common stock, and 2,300,000 warrants to STVI to purchase its common stock, in connection with the conversion of the June 2010 Notes.  The fair value of the warrants upon conversion was approximately $2.6 million.  Upon conversion of the June 2010 Notes, the Company recorded $0.3 million in interest expense on the consolidated statement of operations from the write-off of the remaining deferred offering costs. The fair value of the 10,096,250 warrants (which include 460,000 warrants issued to finders from initial June Note offering date) was $2.7 million, as of December 31, 2010.  As a result, the Company recognized a loss on derivative financial instruments of $0.8 million for the year ended December 31, 2010 (using the weighted average probabilities of potential down-round scenarios and other assumptions utilizing a unmodified binomial model), on the consolidated statement of operations.  This private placement to accredited investors is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D, promulgated thereunder.

See rollforward of fair value of derivative instruments table in Note 18 Warrants and Derivative Instruments.

9.	Agreements with Ferring

The Company entered into a license and development agreement with Ferring in 2004 for the development of an infertility application for its iontophoretic technology.  This agreement provided for a 50%/50% cost share arrangement between the Company and Ferring for certain development costs associated with the project. The outside development cost of the product licensing and development agreements with Ferring was approximately $0.2 million and $1.1 million, for the years ended December 31, 2009 and 2008, respectively, and is included in research and development expense in the accompanying consolidated statements of operations.

Transaction Agreement with Ferring March 2009

In March 2009, the Company entered into a transaction with Ferring whereby Ferring agreed to fund the first half of the 2009 development budget up to $3.3 million, in exchange for which the Company granted Ferring a senior security interest in its assets. Ferring also agreed to buy the Company’s PMK 150 machine for $1.0 million, of which $0.5 million was paid at closing (half to satisfy outstanding senior secured convertible debentures due to Ferring) and $0.3 million was paid on May 14, 2009 (part to satisfy accrued and unpaid interest on loans from Ferring) and which has been leased back to the Company at a rental amount of $1,000 per month. The Company accounts for the lease of the PMK 150 machine as an operating lease and is amortizing the deferred gain on the sale of the machine, which recorded as deferred revenue on the consolidated balance sheet, over the 10 year lease.

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

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In July 2010, the Company filed a complaint against Ferring entitled “Vyteris, Inc. v. Ferring Pharmaceuticals, Inc.” (the “Lawsuit”) in the Superior Court of New Jersey, Chancery Division – Essex County to resolve outstanding issues with respect to this termination.  Ferring filed a motion to compel arbitration in the case which was granted, and the parties are now embarking on arbitration. As of December 31, 2010 and 2009, the Company recorded $1.4 million in accrued expenses and other in the consolidated balance sheet for the estimated amounts due to Ferring. (See Note 13)

10.	Private Placements of Common Stock and Warrants

On October 30, 2009, the Company issued 3,000,000 shares of its common stock and 3,000,000 warrants to purchase its common stock to an investor for a purchase price of $0.6 million in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933.  The warrants are exercisable into shares of the Company’s common stock at an exercise price of $0.20 per share, and bear a term of five years from the date of closing.  The warrants contain a cashless exercise provision and contain “full ratchet” anti-dilution provisions. The Company paid the following fees to finders in conjunction therewith: cash in the amount of $0.1 million and issuance of a total of 1,200,000 warrants. All warrants issued contain terms identical to the terms of the warrants issued to the investors.

The Company determined that the warrants contain features which require liability accounting treatment.  In accordance with ASC Topic 815-10, the Company recorded a warrant liability of $2.3 million at date of issuance, in the consolidated balance sheets as derivative financial instruments, for the fair value of the warrants issued to the investors and finders.    Management estimated the fair value of the 3,200,000 warrants issued, using the Black-Scholes-Merton option-pricing model with the weighted average assumptions. (See Note 2 - Debt instruments, issuance costs and the associated features and instruments contained therein).  At December 31, 2010, the warrants had a fair value of approximately $1.0 million.

See rollforward of fair value of derivative instruments table in Note 18 Warrants and Derivative Instruments.

11.	Related Party Transactions

In addition to the indebtedness described in Notes 6, 7 and 8 and the private placements of common stock and the warrants described in Note 10 and the MediSync transaction described in Note 16, the Company had the following related party transactions:

•
At December 31, 2010 and 2009, approximately $0.2 million is included in interest payable and accrued expenses due to related party in the accompanying consolidated balance sheets for amounts owed to STSG.

•
On April 26, 2005, the Company announced the appointment of Russell O. Potts, Ph.D. to its Board of Directors.  Dr. Potts has served the Company as a consultant in drug delivery, glucose monitoring and medical devices since April 2003.  The Company paid Dr. Potts approximately $9,000, $5,000, and $21,000 for consulting services for the years ended December 31, 2010, 2009 and 2008, respectively.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.	Income Taxes

The Company has available for federal and New Jersey income tax purposes net operating loss carryforwards (“NOLs”), subject to review by the authorities, aggregating approximately $112.3 million and $107.8 million, respectively. NOLs for federal purposes expire from 2022 to 2029 and New Jersey from 2011 to 2016. The difference between the deficit accumulated for financial reporting purposes and the net operating loss carryforwards for income tax purposes is primarily due to differences in accounting and tax bases of certain assets resulting from the Transaction Agreement.

Utilization of net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code occurred as a result of the Merger, or the Restructuring Transaction, as the ultimate realization of such net operating losses is uncertain. The effect of the ownership change could create an imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change.

Except as described below, the Company has not recorded a provision for, or benefit from, income taxes in the accompanying consolidated financial statements due to recurring losses and the uncertainty of the future realization of its deferred tax assets.  Accordingly, the Company has provided a full valuation allowance against its deferred tax assets. The valuation allowance for the years ended December 31, 2010 and 2009 increased by approximately $5.8 million and decreased by approximately $9.6 million, respectively.

Significant components of the Company’s deferred tax assets at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Net operating tax loss carryforwards	$42,374,000	$38,781,000
Research and development tax credits	2,083,000	2,113,000
Amortization of loan discount and accrued interest, related party	194,000	-
Stock warrants - beneficial warrant conversion and revaluation	1,063,000	-
Fixed asset depreciation	736,000	758,000
Inventory reserves	453,000	453,000
Deferred offering costs	149,000	-
Stock based compensation	3,394,000	2,474,000
Registration rights penalties	-	86,000
Non-cash warrants – consultants	6,762,000	6,762,000
Revenue deferral	541,000	554,000
Issuance of warrants to advisors	217,000	217,000
Issuance of warrants on settlement of registration rights penalty	168,000	168,000
Other	271,800	255,000
Total deferred tax asset	$58,405,800	$52,621,000
Less valuation allowance	(58,405,800)	(52,621,000)
Net deferred tax asset	$—	$—

In July 2006, the FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” (“FIN 48”).  FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to any uncertainty in income taxes. The Company adopted the provisions of FIN 48 as of January 1, 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. As a result, no reserves or liabilities for uncertain income tax positions, interest or penalties have been recorded pursuant to FIN 48. As of December 31, 2010 and December 31, 2009, there were no unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate in any future periods.  In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.  Tax returns for years beginning after December 31, 2003 remain subject to examination by major tax jurisdictions as of December 31, 2009.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In 2010, 2009, and 2008 the Company sold approximately $3.4 million, $5.4 million and $0.8 million, respectively, of its State Net Operating Loss carryforwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale in 2010, 2009, and 2008, net of commissions, were $0.4 million, $2.1 million and $0.1 million, respectively, and such amounts were recorded as a tax benefit in the accompanying consolidated statements of operations. The State of New Jersey renews the Program annually and currently limits the aggregate proceeds to $60 million. The Company cannot be certain if it will be able to sell any of its remaining or future New Jersey loss carryforwards or tax credits under the Program.  The Company generated net proceeds of $0.4 million and $2.1 million in 2010 and 2009 as a result of the sale of the tax credits, which has been recognized as received as an income tax benefit in the consolidated statements of operations.

A reconciliation of the statutory tax rates for the years ended December 31, 2010, 2009 and 2008 is as follows:

	December 31,
	2010	2009	2008

Statutory rate	(34)%	(34)%	(34)%

State income tax – sale of net operating losses	(4)%	(6)%	(1)%
Research and development credits	(0)%	(0)%	(2)%
Change in valuation allowance and other items	35%	35%	36%
Benefit for income tax	(3)%	(5)%	(1)%

13.	Commitments and Contingencies

Legal

From time to time, the Company is involved in other lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. As of December 31, 2010, there were no matters pending that the Company expects to have a material adverse impact on the Company’s business, results of operations, financial condition or cash flows except for several accounts payable collection claims and litigation, which amounts are unknown and will not be determined until future events occur.  There are also pending claims for past due accounts payable some of which are in active litigation, which amounts are unknown and will not be determined until future events occur. The original amounts of these payables were accrued for at December 31, 2010 on the consolidated balance sheet.

In July 2010, the Company filed a complaint against Ferring entitled “Vyteris, Inc. v. Ferring Pharmaceuticals, Inc.” (the “Lawsuit”) in the Superior Court of New Jersey, Chancery Division – Essex County to resolve outstanding issues with respect to this termination.  Ferring filed a motion to compel arbitration in the case which was granted in November 2010. The Lawsuit has been converted to arbitration and is in its initial stages, and we cannot predict the outcome of the Lawsuit, or what relief we may receive, if we do prevail on the merits.  As of December 31, 2010 and 2009, the Company recorded $1.4 million in accrued expenses and other in the consolidated balance sheet for the estimated amounts due to Ferring.  (See Note 9 Agreements with Ferring)

Leases

In August 2006, the Company entered into a five year lease agreement for its principal facility which houses its FDA approved manufacturing operations. As part of the agreement, the Company paid $0.3 million for a security deposit.

At December 31, 2010, the minimum lease payments under non-cancelable operating leases are as follows (which includes the PMK 150 lease as set forth in the Transaction Agreement with Ferring March 2009 section of Item 7 - Management’s discussion and analysis of financial condition and results of operations, of this 10K from) :

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Operating Leases
Years ended December 31,
2011	$333,379
2012	93,201
2013	12,000
2014	12,000
2015	12,000
Thereafter	38,000
Total minimum lease payments	$500,580

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

On September 30, 2009, the Company entered into a Settlement and Release Agreement with 17-01 Pollitt Drive, L.L.C. (“Landlord”) with respect to this lease. Under the settlement agreement the Company is to pay Landlord $0.5 million, which is evidenced by the issuance of a five year interest only balloon note with principal of $0.5 and interest accruing at the rate of 6% per year. Upon a default by the Company under this promissory note, the principal amount is increased to $0.6 million. The note is convertible at the Landlord’s sole discretion into unregistered common stock of the Company at the conversion price of $1.50 per share.  In exchange for the note, Landlord released the Company from its obligations under the Company’s lease between Landlord and the Company.  The Company recognized a gain of $2.0 million for the settlement of the lease obligation in the accompanying consolidated statements of operations for the year ended December 31, 2009. Due to this settlement agreement, the Company previously reduced its accrued restructuring liability by approximately $2.1 million and accounts payable by approximately $0.4 million in the accompanying consolidated balance sheet as of December 31, 2009.

Rent expense recorded in the accompanying consolidated statements of operations was approximately $0.4 million for each of the years ended December 31, 2010, 2009 and 2008.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

2010 Directors’ Incentive Plan

In March 2010, the Company’s Board of Directors unanimously approved the Company’s 2010 Outside Director Cash Compensation and Stock Incentive Plan (the “2010 Directors’ Incentive Plan”).  The 2010 Directors’ Incentive Plan, which replaces the 2007 Directors’ Incentive Plan, increases the number of authorized options under the Directors’ Incentive Plan from 2,583,333 options to 10,000,000 options.  As of December 31, 2010, the Company issued 4,745,249 options to purchase shares of the Company’s common stock under the 2010 Directors’ Incentive Plan.

Stock option transactions for the years ended December 31, 2010, 2009 and 2008 under all plans are as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price	Intrinsic Value
Outstanding at December 31, 2007	701,666	$4.20 - $45.60	$31.35	$44,600
Granted	2,103,238	0.25 - 5.25	0.44
Exercised	-	-	-
Forfeited	(451,780)	0.50 - 45.60	34.88
Outstanding at December 31, 2008	2,353,124	0.25 - 45.60	3.02	-
Granted	2,022,005	0.25 - 0.72	0.33
Exercised	-	-	-
Forfeited	(81,687)	0.29 - 45.60	2.66
Outstanding at December 31, 2009	4,293,442	0.25 - 45.60	1.76	$1,531,693
Granted	12,594,723	0.30 – 0.65	0.50
Exercised	-	-	-
Forfeited	(160,655)	0.29 - 45.60	1.25
Outstanding at December 31, 2010	16,727,510	0.25 - 45.60	0.81	$598,772
Exercisable at December 31, 2010	9,169,975	$0.25 - $45.60	$1.09	$380,116

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes information about stock options outstanding and exercisable under all plans at December 31, 2010:

	Options Outstanding at December 31, 2010			Options Exercisable at December 31, 2010
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares	Weighted Average Exercise Price
$0.25-0.30	3,169,466	$0.27	8.41	2,309,966	$0.27
$0.31-0.35	5,747,639	0.35	9.08	2,726,997	0.35
$0.36-0.55	1,608,846	0.51	8.13	952,055	0.52
$0.56-0.65	5,747,639	0.65	9.09	2,726,997	0.65
$0.66-45.60	453,920	13.62	4.72	453,960	13.62
	16,727,510	$0.81	8.81	9,169,975	$1.09

The following table summarizes the Company’s unvested stock awards (see Note 15 – employment agreements for discussion of awards to certain officers) under all plans as of December 31, 2010 and 2009:

	As of December 31, 2010		As of December 31, 2009
Unvested Stock Option Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1,	1,757,308	$0.69	1,240,036	$0.69
Awards	12,594,724	$1.00	1,847,000	$0.29
Forfeitures	-	-	(57,437)	$1.03
Vestings	(6,794,497)	$0.49	(1,272,291)	$0.56
Unvested at December 31,	7,557,535	$0.57	1,757,308	$0.57

Stock options available for grant under all stock option plans covered a total of 13,250,565 shares of common stock at December 31, 2010.  Stock options available for grant under the 2005 Stock Option Plan covered 7,995,814 shares of stock, and the 2010 Outside Director Stock Incentive Plans covered 5,254,751 shares of stock at December 31, 2010.

The fair value of stock-based awards was estimated using the Black-Scholes-Merton option-pricing model, or in the case of awards with market or performance based conditions, the binomial model with the following weighted-average assumptions for stock options granted in years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
Expected holding period (years)	5.0	5.0	5.0
Risk-free interest rate	2.35%	2.72%	2.28%
Dividend yield	0%	0%	0%
Fair value of options granted	$0.35	$0.23	$0.19
Expected volatility	91.86%	91.86%	91.86%
Forfeiture rate	14.17%	15.38%	15.21%

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

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the total stock-based compensation expense resulting from stock options in the Company’s consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
Research and development	$422,970	$107,046	$528,419
General and administrative	1,860,825	502,236	(4,548,759)
Sales and marketing	19,905	29,725	(31,019)
Stock-based compensation expense before income taxes	2,303,700	639,007	(4,051,359)
Income tax benefit	-	-	-
Total stock-based compensation expense after income taxes	$2,303,700	$639,007	$(4,051,359)

As of December 31, 2010, $1.1 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.8 years.

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

Other

Pursuant to a Settlement and Mutual Release Agreement, dated October 27, 2008, between the Company and Monumed, LLC, Monumed forgave the approximately $0.2 million in outstanding invoices owed to it for services rendered, and the parties exchanged mutual releases. In addition, in lieu of the remaining $0.2 million payment which was due Mr. McIntyre, the Company paid $75,000 on October 27, 2008, and agreed to pay an additional $25,000 on each of November 26, 2008 and December 24, 2008. The Company recorded $50,000 outstanding under this agreement in accrued expenses in the consolidated balance sheet as of December 31, 2010 and 2009.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per share for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
	2010	2009	2008
Numerator:
Net loss	$(10,547,377)	$(33,940,363)	$(8,024,240)
Denominator:
Weighted average shares	64,392,135	9,002,816	7,032,288
Basic and diluted net loss per share	$(0.16)	$(3.77)	$(1.14)

The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period.
	December 31,
	2010	2009	2008
Convertible preferred stock	-	-	500,000
Convertible debt	9,620,185	333,333	491,847
Warrants	33,639,513	8,954,203	4,008,377
Options	16,727,510	4,293,442	2,353,124
Total	59,987,208	13,580,978	7,353,348

17.	Warrants and Derivative Instruments

Warrant transactions for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2007	3,864,921	$3.75 – $143.25	$7.50
Granted	1,433,357	3.00 – 24.75	2.97
Exercised	(611,895)	3.75 – 67.05	3.00
Forfeited	(678,006)	6.75 – 6.75	6.75
Outstanding at December 31, 2008	4,008,377	1.65 –143.25	11.00
Granted	5,904,487	0.10 – 15.41	6.44
Exercised	(80,000)	0.10 - 0.10	0.10
Forfeited	(878,661)	3.00 – 67.05	38.58
Outstanding at December 31, 2009	8,954,203	0.10–143.25	2.98
Granted	24,935,310	0.20 – 13.49	2.60
Exercised	-	-	-
Forfeited	(250,000)	0.50 - 0.50	0.50
Outstanding at December 31, 2010	33,639,513	$0.20–$143.25	$1.17

The following table summarizes information about warrants outstanding of which 28,765,469 are classified as liability instruments and exercisable at December 31, 2010:

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

		Warrants Outstanding and Exercisable At December 31, 2010
Exercise Price	Number of Shares	Weighted Average Exercise Price	Expiration Dates	Fair Value of Warrants Classified As Derivative Liabilities
$0.10-0.20	13,495,000	$0.20	2012 -2015	$3,095,871
$0.21-0.25	14,177,390	0.25	2014- 2015	3,412,190
$0.26-3.75	3,915,992	2.50	2011- 2015	-
$3.76-143.25	2,051,131	18.72	2010- 2014	18,686
$0.10-143.25	33,639,513	$1.17	2010-2015	$6,526,747

The following table summarizes the major 2010 warrant issuances, net of forfeitures, as follows:
2010 Transactions
Issued in connection with the 2010 Notes (see Note 7)	12,495,000
Issued in connection with the June 2010 Notes (see Note 8)	2,760,000
Issued upon conversion of the June 2010 Notes (see Note 8)	8,136,250
Issued to vendors and others	1,294,060
Total	24,685,310

The fair value of warrants and derivative instruments was estimated using the binomial model with some using the down round anti dilution option.  The following assumptions were used in the calculation of the fair valuation of warrants and derivative instruments as of December 31, 2010:

Expected holding period (years)	3.83 - 4.50
Risk-free interest rate	2.01%
Dividend yield	0%
Expected volatility	91.86%
Down round probability at $0.15	5%
Down round probability at $0.20	15%
No down round probability	80%

The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve currently in effect. The key factors in the Company’s determination of expected volatility are historical and market-based implied volatility, comparable companies with longer stock trading periods than the Company and industry benchmarks.

The following table summarizes the fair value of warrants classified as liability instruments and beneficial conversion features classified as liability instruments, recorded on the consolidated balance sheet as of December 31, 2010 and December 31, 2009 (all of which are calculated using level 3 fair value measurements):

Offering Date	Total Fair Value of Derivative as of December 31, 2010	Total Fair Value of Derivative as of December 31, 2009
October 2009 (Note 10)	$951,644	$2,339,820
February 2010 (Note 7)	3,654,369	-
May 2010 (Note 7)	2,571,631	-
June 2010 (Note 8)	2,639,434	-
Other	18,686	294,667
	$9,835,764	$2,634,487

The following table summarizes the changes in fair value of derivative instruments, recorded on the consolidated balance sheet during 2010 and 2009:

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Fair value of warrants	Fair value of beneficial conversion features	Total
Balance January 1, 2009	$-	$-	$-
Fair value at date of issuance:
October 2009 stock and warrant issuance (Note 10)	2,339,820	-	2,339,820

(Increase) decrease in fair value of derivative instruments included in net loss in 2009:
2008 and prior warrants	9,067	-	9,067
October 2009 stock and warrant issuance	285,600	-	285,600
	$294,667	$-	$294,667

Balance December 31, 2009	$2,634,487	$-	$2,634,487

Fair value at date of issuance:
February and May 2010 Notes (Note 7)	3,027,179	517,025	3,544,204
June 2010 Notes (Note 8)	3,408,507	-	3,408,507
	$6,435,685	$517,025	$6,952,710

Conversion of derivative instruments:
February 2010 Notes (partial conversion)	$-	$(25,000)	$(25,000)

(Increase) decrease in fair value of derivative instruments included in net loss in 2010:
2008 and prior warrants	$(275,981)	$-	$(275,981)
October 2009 stock and warrant issuance	(1,388,176)	-	(1,388,176)
February and May 2010 Notes (Note 7)	(110,196)	2,816,992	2,706,796
June 2010 Notes (Note 8)	(769,073)	-	(769,073)
	$(2,543,425)	$2,816,992	$273,567

Balance December 31, 2010	$6,526,747	$3,309,017	$9,835,764

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.	Unaudited Quarterly Results of Operations

Summarized unaudited quarterly operating results for years ended December 31, 2010 and 2009 are as follows:

	Quarters Ended
	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March. 31, 2010
Revenues:
Product development revenue	$(24,885)	$3,956	$123,254	$-
Licensing and other revenue	1,144	-	-	14,323
Total revenue	(23,741)	3,956	123,254	14,323
Cost and expenses:
Research and development	532,088	604,651	684,394	794,041
General and administrative	510,891	966,907	1,611,569	1,704,768
Total costs and expenses	1,042,979	1,571,558	2,295,963	2,498,809
Loss from operations	(1,066,720)	(1,567,602)	(2,172,709)	(2,484,486)
Interest (income) expense:
Interest income	(442)	(750)	(229)	(202)
Interest expense	65,342	34,132	34,587	35,023
Non-cash interest expense for warrants issued	(605,589)	4,115,022	251,399	(35,070)
Interest expense, net	(540,689)	4,148,404	285,756	(250)
Other (income) expenses:
Increase in fair value of derivative financial instruments	(4,401,132)	125,107	3,827,536	722,056
Qualified therapeutic research and development grant	(488,959)	-	-	-
Total other expense (credit), net	(4,890,090)	125,107	3,827,536	722,056
Income (loss) before benefit from income taxes	4,364,059	125,107	(6,286,001)	(3,206,293)
Benefit from the Sale of State of New Jersey net operating losses	421,972	-	-	-
Net income (loss)	$4,786,031	$(5,841,114)	$(6,286,001)	$(3,206,293)
Net loss per common share:
Basic	$0.07	$(0.09)	$(0.10)	$(0.05)
Diluted	$0.06	$(0.09)	$(0.10)	$(0.05)
Weighted average number of shares:
Basic	68,933,773	62,685,276	62,919,928	62,640,753
Diluted	79,553,823	62,685,276	62,919,928	62,640,753

	Quarters Ended
	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March. 31 2009
Revenues:
Product development revenue	$355,511	$476,928	$453,710	$626,931
Licensing and other revenue	2,074,854	197,466	187,753	187,556
Total revenue	2,430,365	674,394	641,463	814,487
Cost and expenses:
Research and development	656,177	605,821	872,189	761,504
General and administrative	495,402	548,202	675,941	1,077,218
Facilities realignment and impairment of fixed assets	-	-	51,222	126,609
Registration rights penalty	21,384	65,581	64,868	64,155
Total costs and expenses	1,172,963	1,219,604	1,664,220	2,029,486
Income (loss) from operations	1,257,402	(545,210)	(1,022,757)	(1,214,999)
Interest (income) expense:
Interest income	(126)	(24)	(72)	(330)
Interest expense to related parties	278,163	393,839	391,188	388,538
Interest expense	86,319	5,002	9,095	59,194
Interest expense, net	364,356	408,817	400,211	447,402
Other (income) expenses:
Non-cash debt extinguishment	35,909,507	-	-	-
Gain on settlement of lease obligations	-	(1,953,977)	-	-
Revaluation of warrant liability	294,668	-	-	-
Gain on settlement of registration rights penalty	(1,385,017)	-	-	-
Total other expense (credit), net	34,819,150	(1,953,977)	-	-
Income (loss) before benefit from income taxes	(33,926,104)	999,950	(1,422,968)	(1,662,401)
Benefit from the Sale of State of New Jersey net operating losses	2,071,168	-	-	-
Net (loss) income	$(31,854,944)	$999,950	$(1,422,968)	$(1,662,401)
Net (loss) income per common share:
Basic	$(2.26)	$0.14	$(0.20)	$(0.23)
Diluted	$(2.26)	$0.14	$(0.20)	$(0.23)
Weighted average number of shares:
Basic	14,088,966	7,291,703	7,291,703	7,282,802
Diluted	14,088,966	7,398,739	7,291,703	7,282,802

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.	Subsequent Events

Merger with MediSync

On April 1, 2011, Vyteris, Inc. (the “Company” or the “Registrant”) executed an Agreement and Plan of Merger (the “Merger Agreement”) with MediSync BioServices, Inc. (“MediSync”), the Company and VYHNSUB, Inc. (the “Merger Sub”), pursuant to which the Merger Sub will be merged with and into MediSync, with MediSync continuing as the surviving corporation and a wholly-owned subsidiary of Company (the “Merger”).  MediSync is the business of consolidating preclinical and contract research organization “CRO” and related businesses, including site management organizations (“SMO”), which sub-contract clinical trial-related responsibilities from a CRO or pharmaceutical/biotechnology company, and post marketing surveillance companies, which monitor pharmaceutical drugs and devices after release into the market.

On April 6, 2011, the Company, Merger Sub and MediSync consummated the Merger by filing a Certificate of merger with the Secretary of State of the State of Delaware.  As a result of the Merger, the business of MediSync will be wholly owned and operated by Company.  The following is a summary of certain terms and conditions set forth in the Merger Agreement.

Purchase Price

The Company has agreed to pay the following consideration, consisting of common stock and warrants and options to purchase common stock of Vyteris, to the holders of debt and equity securities of MediSync in connection with the Merger:

•	To the holders of MediSync common stock, five shares of the Company’s common stock for each share of MediSync’s common stock.

•	To the holders of convertible notes and other indebtedness of MediSync, five shares of the Company’s common stock for each $1.00 of MediSync debt.

•
To the holders of MediSync warrants, warrants to purchase five shares of the Company’s common stock, at  a $0.20 exercise price and with a five year term, for each MediSync warrant to purchase (i) a share of MediSync common stock and (ii) $1 of convertible note to be issued by MediSync.

•
To the holders of MediSync options, options to purchase five shares of the Company’s common stock, at a $.20 exercise price and with a 10 year term, for each option to purchase a share of MediSync common stock.

In total, (i) 25,816,283 shares of Company common stock shall be issued to holders of MediSync common stock, convertible notes and other indebtedness, (ii) warrants to purchase 2,090,000 shares of Company common stock shall be issued to holders of MediSync warrants and (iii) options to purchase 1,683,750 shares of Company common stock shall be issued to holders of MediSync options.

By agreement of the Boards of Directors of the parties, each share of MediSync common stock, and all warrants, options and convertible indebtedness of MediSync, were valued at $1.00 per share of MediSync common stock, and each share of Registrant common stock was valued at $0.20 (which was the per share conversion price in the June 2010 convertible note financing transaction consummated by the Registrant and the most recent private placement transaction by the Registrant prior to the August 2010 negotiations regarding the purchase price for the acquisition of MediSync).  The transaction was approved by both Boards of Directors in March 2011.

VYTERIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Bridge Financing

As of April 11, 2011, we have commitments from our Board of Directors and other insiders to fund at least $0.1 million no later than April 21, 2011 ("Initial Bridge Funding").  This Initial Bridge Funding is insufficient to fund our operations for more than three weeks, and during that time, we will not pay for any nonessential services, including salaries for our management team, and we will continue to incur payables, as well as be unable to pay other payables which are already in arrears.

We are currently in negotiations with an investment banking firm with respect its acting as a selling agent for a longer term bridge financing of up to $2.0 million, to be comprised of convertible notes and warrants. Our objective is to launch this bridge financing before April 30, 2011.

Additionally, the Company engaged two other investment bankers in the first quarter of 2011 to assist in raising equity capital needed to complete its business plan.  While no specific dollar amounts or terms have been agreed to as yet, our discussions with these firms relate to their raising approximately $10.0 to $15.0 million, to fund CRO’s acquisitions, and for working capital and general corporate purposes.

Even if we are successful in raising the bridge capital set forth above, no inference can be made that this is an indication of potential success in raising equity capital needed to complete our business plan  The bridge capital is intended as short term, interim finances, and without successful completion of the larger financing by our investment bankers, management will, more likely than not, be required to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Other

Effective April 1, 2011, Gary Burkhardt has joined our Board of Directors and will serve on its Nominating Committee.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

A description of our changes in and disagreements with accountants on accounting and financial disclosure will be contained in the section captioned “Changes in and Disagreements with Accountants” of the 2011 Proxy Statement.

ITEM 9A.	CONTROLS AND PROCEDURES

A.	Disclosure

As of the end of the period covered by this Annual Report on Form 10-K, management performed, with the participation of our Principal Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. Our Principal Executive Officer and our Principal Accounting Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with general accepting accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. Management based its assessment on the framework set forth in COSO’s Internal Control – Integrated Framework (1992) in conjunction with Securities and Exchange Commission Release No. 33-8820 entitled "Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission".  Based on its assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010, because of the certain material weakness addressed below.

Segregation of Duties

As of December 31, 2010 we had an accounting staff limited to our Chief Financial Officer and two support staff members.  Limited resources in this area do not provide sufficient staffing for internal control purposes.  We monitor this situation closely and have ongoing plans to add support as needed in this area and as resources permit. In the first quarter of 2011, we eliminated one support staff position and engaged an experienced consultant. Due to the consummation of the Merger, we will need additional technical resources and support staff to integrate the two businesses and provide accounting and financial services for the combined entities.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to our directors will be contained in the section captioned “Structure of the Board of Directors” and “Compensation of Non-Named Executive Officer Directors” of the Definitive Proxy Statement, expected to be filed on or about April 28, 2011 with the Commission, relating to our 2011 Annual Meeting of Stockholders (“2011 Proxy Statement”), which is scheduled to be held on June 15, 2011.  Information with respect to Item 405 disclosure of delinquent Form 3, 4 or 5 filers will be contained in the section captioned “Section 16(A) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement. Those portions of the 2011 Proxy Statement are incorporated herein by reference.

The Company has adopted a code of ethics entitled “Code of Ethics for the Senior Financial Officers, Executive Officers and Directors of Vyteris, Inc.”  A copy is available to any person without charge upon written request to:

Vyteris, Inc.
Attention: Investor Relations
13-01 Pollitt Drive
Fair Lawn, New Jersey 07410

ITEM 11.	EXECUTIVE COMPENSATION

A description of the compensation of our executive officers will be contained in the section captioned “Executive Officer Compensation” and “Compensation Committee Interlocks and Insider Participation” of the 2011 Proxy Statement. That portion of the 2011 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

A description of the security ownership of certain beneficial owners and management will be contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the 2011 Proxy Statement. That portion of the 2011 Proxy Statement is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

A description of our equity compensation plans will be contained in the section captioned “Executive Officer Compensation” of the 2011 Proxy Statement. That portion of the 2011 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain relationships and related transactions with management will be contained in the section captioned “Certain Relationships and Related Transactions” in the 2011 Proxy Statement. That portion of the 2011 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

A description of the principal accounting fees and services will be contained in the section captioned “Principal Accounting Fees and Services” in the 2011 Proxy Statement. That portion of the 2011 Proxy Statement is incorporated herein by reference.

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

10.131	Subscription Agreement, dated July 2007.

10.132	Form of Investor Warrant, dated July 2007.

10.134	2007 Outside Director Cash Compensation and Stock Incentive Plan.

10.135	2007 Stock Option Plan.

10.141	Separation and General Release Agreement between Vyteris, Inc. and Timothy J. McIntyre, dated as of March 21, 2008.

10.142	Letter Agreement between Ferring Pharmaceuticals, Inc. and Vyteris, Inc., dated July 8, 2008.

10.143	$2,500,000 Principal Amount Secured Note, executed by Vyteris, Inc. in favor of Ferring Pharmaceuticals, Inc., dated July 8, 2008.

10.144	$50,000 Principal Amount Secured Note, executed by Vyteris, Inc. in favor of Ferring Pharmaceuticals, Inc., dated July 8, 2008.

10.145	Security Agreement, between Vyteris, Inc. and Ferring Pharmaceuticals, Inc., dated July 8, 2008.

10.146	Certificate of Change of Vyteris, Inc., filed with the Nevada Secretary of State on May 6, 2008.

10.147	Employment Agreement between the Company and Haro Hartounian, dated November 21, 2008

10.148	Employment Agreement between the Company and Joseph Himy, dated November 21, 2008

10.149	$200,000 Principal amount note, executed by Vyteris, Inc., in favor of Ferring Pharmaceuticals, Inc., dated December 2008.

10.150	Letter Agreement, executed by Vyteris, Inc., Vyteris, Inc. and Ferring Pharmaceuticals, Inc., dated March 2009.

10.151	Equipment Lease, executed by Vyteris, Inc. and Ferring Pharmaceuticals, Inc., dated March 2009

10.152	Security Agreements, executed by Vyteris, Inc. and Ferring Pharmaceuticals, Inc., dated March 2009.

10.153	Restructuring Agreement, dated as of October 1, 2009, by Vyteris, Inc. and Spencer Trask Specialty Group, is incorporated by reference to Exhibit 99.1 to the Form 8-K filed October 5, 2009.

10.154	Amendment to Restructuring Agreement, dated as of December 24, 2009, in incorporated by reference to Exhibit 99.1 to Form 8-K filed December 29, 2009.

10.155	Form of Note, dated February 2010.

10.156	Amendment to Employment Agreement with Haro Hartounian, dated April 8, 2010

10.157	Amendment to Employment Agreement with Joseph Himy, dated April 8, 2010

10.158	2010 Outside Directors Cash Compensation and Stock Incentive Plan

10.159	Form of Subscription Agreement for 0% Senior Subordinated Convertible Promissory Notes

10.160	Form of 0% Senior Subordinated Convertible Promissory Note

10.161	Form of Warrant issued in connection with Form of 0% Senior Subordinated Convertible Promissory Notes

10.162	Form of Security Agreement for 0% Senior Subordinated Convertible Promissory Notes

10.163	Amendment No. 1 to Promissory Note with Spencer Trask Specialty Group

10.164	Merger Agreement with MediSync BioServices, Inc., dated April 1, 2011

16.1	Letter from Madsen & Associates, CPA's, Inc. dated November 5, 2004 is incorporated by reference to Exhibit 16.1 to Treasure Mountain Holdings’ Current Report on Form 8-K filed November 5, 2004.

21.1	Subsidiaries of Treasure Mountain is incorporated by reference to Exhibit 21.1 to Treasure Mountain Holdings’ Registration Statement on Form SB-2 (333-120411) filed November 12, 2004.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vyteris , Inc.

April 15, 2011	By:	/s/ Haro Hartounian
Haro Hartounian
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated..

Signature	Title	Date

/s/ EUGENE BAUER	Chairman of the Board of Directors	April 15, 2011
Eugene Bauer

/s/ HARO HARTOUNIAN	President, Chief Executive Officer	April 15, 2011
Haro Hartounian	and Director (Principal Executive Officer)

/s/ JOSEPH N. HIMY	Chief Financial Officer	April 15, 2011
Joseph N. Himy	(Principal Accounting Officer)

/s/ GENE E. BURLESON	Director	April 15, 2011
Gene E. Burleson

/s/ JOHN BURROWS	Director	April 15, 2011
John Burrows

/s/ ARTHUR COURBANOU	Director	April 15, 2011
Arthur Courbanou

/s/ SUSAN GUERIN	Director	April 15, 2011
Susan Guerin

/s/ JOEL KANTER	Director	April 15, 2011
Joel Kanter

/s/ RUSSELL O. POTTS	Director	April 15, 2011
Russell O. Potts