Form 10-Q
period 2011-03-31
Vyteris, Inc.
filed 2011-05-19
CIK 1139950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐       NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

CLASS	OUTSTANDING AT MAY 16, 2010
Common stock, par value $0.015 share	94,991,506

VYTERIS, INC.

FORM 10-Q

Vyteris® and LidoSite® are our trademarks. All other trademarks, servicemarks or trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

ITEM 1. FINANCIAL STATEMENTS

VYTERIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$132,235	$402,845
Accounts other receivables	15,000	945,930
Other current assets	109,833	123,831
Total current assets	257,068	1,472,606

Debt issuance costs, net	1,955,683	1,989,275
Property and equipment, net	21,034	25,497
Other assets	287,702	287,702
TOTAL ASSETS	$2,521,487	$3,775,080

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable	$2,305,875	$2,188,012
Fair value of derivative financial instruments	6,505,162	9,835,764
Accrued expenses and other liabilities	3,311,415	3,632,308
Interest and accrued expenses due to related party	242,450	216,559
Total current liabilities	12,364,902	15,872,643

Promissory note due to a related party	1,750,000	1,750,000
Senior subordinated convertible promissory notes, net of discount of approximately $1.7 million at March 31, 2011 and December 31, 2010	79,169	48,293
Convertible note payable	500,000	500,000
Deferred revenue	696,237	721,237
Total liabilities	15,390,308	18,892,173

Commitments and contingencies

Stockholders’ (deficit):
Common stock, par value $0.015 per share; 400,000,000 shares authorized, at March 31, 2011 and December 31, 2010; 69,175,224 and 68,983,557 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1,037,628	1,034,753
Additional paid-in capital	209,056,253	208,726,752
Accumulated deficit	(222,962,702)	(224,878,598)
Total stockholders’ (deficit)	(12,868,821)	(15,117,093)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$2,521,487	$3,775,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2011	2010
Revenues:
Product development revenue	$15,000	$14,323

Costs and expenses:
Research and development	456,788	794,041
General and administrative	880,705	1,704,768
Total costs and expenses	1,337,493	2,498,809
Loss from operations	(1,322,493)	(2,484,486)

Interest (income) expense:
Interest income	(364)	(202)
Interest expense	121,025	40,426
Interest (income) expense, net	120,661	40,224

(Decrease) increase in fair values of derivative financial instruments	(3,359,050)	681,583
Net income (loss)	$1,915,896	$(3,206,293)

Net income (loss) per common share:
Basic	$0.03	$(0.05)
Diluted	$0.02	$(0.05)

Weighted average number of common shares:
Basic	69,109,930	62,640,753
Diluted	85,880,312	62,640,753

 The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2010	68,983,557	$1,034,753	$208,726,752	$(224,878,598)	$(15,117,093)
Non-cash stock based compensation expense, net	—	—	305,075	—	305,075
Issuance of common stock on settlement for services rendered	191,667	2,875	52,875	—	55,750
Adjustment for warrant liability	—	—	(28,449)	—	(28,449)
Net income for the three months ended March 31, 2011	—	—	—	1,915,896	1,915,896
Balance at March 31, 2011	69,175,224	$1,037,628	$209,056,253	$(222,962,702)	$(12,868,821)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,915,896	$(3,206,293)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	4,464	29,031
Non-cash debt extinguishment	(179,615)
Stock based compensation charges	305,075	1,184,369
(Decrease) increase in fair value of derivative financial instruments	(3,359,050)	681,583
Other	(25,000)	(22,649)
Amortization of discount on promissory notes	30,876	48,283
Amortization of deferred offering related to promissory notes	33,592	51,429
Change in operating assets and liabilities:
Accounts and other receivables	930,930	-
Other assets	13,998	(36,757)
Accounts payable	173,613	(126,603)
Accrued expenses and other liabilities	(170,330)	44,263
Interest and accrued expenses due to related party	54,941	25,890
Net cash (used in) operating activities	(270,610)	(1,327,454)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from senior secured subordinated convertible debentures	-	1,060,000
Senior subordinated convertible debentures issuance costs	-	(180,917)
Net cash provided by financing activities	-	879,083

Net decrease in cash and cash equivalents	(270,610)	(448,371)
Cash at beginning of the period	402,845	2,173,039
Cash at end of the period	$132,235	$1,724,668

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$1,633
Warrants issued to investment finders included in debt issuance costs	-	1,181,476
Issuance of common stock on settlement for services rendered	55,750	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Liquidity and Basis of Presentation

Business

The accompanying condensed consolidated financial statements have been prepared assuming that Vyteris, Inc.  (the terms “Vyteris” and the “Company” refer to each  of Vyteris, Inc. (incorporated in the State of Nevada), its subsidiary, Vyteris, Inc. (incorporated in the State of Delaware) and the consolidated entity) will continue as a going concern (see discussion below).

Spencer Trask Specialty Group and one or more of its affiliates (collectively, “STSG”) own approximately 73.2% of the issued and outstanding common stock of the Company as of March 31, 2011. Due to this majority level of stock ownership, the Company is controlled by STSG and is deemed a “controlled corporation”. STSG may influence the Company to take actions that conflict with the interests of other shareholders.

The Company developed and produced the first FDA-approved electronically controlled transdermal drug delivery system that delivers drugs through the skin comfortably, without needles. This platform technology can potentially be used to administer a wide variety of therapeutics either directly into the skin or into the bloodstream.   There are no products being currently sold using this iontophoretic technology.  The Company holds U.S. and foreign patents relating to the delivery of drugs across the skin using an electronically controlled “smart patch” device with electric current. As stated in the subsequent event footnote 14, the Company is in the process of discontinuing its drug delivery business and will focus instead on its MediSync CRO business as further described below.

Merger Agreement

On April 1, 2011, the Company executed an Agreement and Plan of Merger (the “Merger Agreement”) with MediSync BioServices, Inc. (“MediSync”), the Company and VYHNSUB, Inc. (the “Merger Sub”), pursuant to which the Merger Sub was merged with and into MediSync, with MediSync continuing as the surviving corporation and a wholly-owned subsidiary of Company (the “Merger”).  MediSync is in the business of consolidating preclinical and contract research organizations “CRO” and related businesses, including site management organizations “SMO”, which sub-contract clinical trial-related responsibilities from a CRO or pharmaceutical/biotechnology company, and post marketing surveillance companies, which monitor pharmaceutical drugs and devices after release into the market. On April 6, 2011, the Company, Merger Sub and MediSync consummated the Merger by filing a Certificate of merger with the Secretary of State of the State of Delaware.  As a result of the Merger, the business of MediSync is now wholly owned and operated by the Company.

As of April 1, 2011 the Company has two reportable business segments – its transdermal drug delivery technology, and CRO business.

Liquidity and Going Concern

The Company does not have sufficient funds to operate its business which raises substantial doubt as to its ability to continue as a going concern. No assurance can be given that the Company will be successful in procuring the further financing needed to continue the execution of its business plan, which includes the acquisition of target companies for its CRO business. The Company engaged two investment bankers in the first quarter of 2011 to assist in raising capital needed to complete its business plan (see Interim Bridge Financing in Note 14 – Subsequent Events). Failure to obtain such financing will require management to cease operations, which will result in a material adverse effect on the financial position and results of operations of the Company.  The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue in business as a going concern.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. The condensed consolidated balance sheet as of December 31, 2010 has been derived from those audited consolidated financial statements. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any future periods. All significant intercompany balances and transactions have been eliminated in consolidation.

2.	Significant Accounting Policies

Accounting policies

There have been no material changes in the Company’s significant accounting policies (as detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010).

Risk and uncertainties

The Company has taken initial steps to embark on a new business plan resulting from the closed MediSync merger.  The Company has no experience in consolidating businesses or in the contract research organization space.  The Company may be unable to successfully combine the businesses or obtain the necessary experience to compete effectively in the contract research organization industry. The Company has generated de minimis revenues from its drug delivery business.

No assurance can be given that the Company will be successful in procuring the further financing and collaborative partners needed to continue the execution of its business plan, which includes the acquisition of target companies for its CRO business. The CRO business model is expected to provide cash flow which can assist in funding operations for the Company while it continues to develop its drug delivery technologies, of which operations were reduced due to our lack of funding and other factors.  Failure to obtain such financing will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company.

Deferred issuance costs are amortized over the term of their associated debt instruments.

Debt issuance costs are amortized over the terms of their associated debt instruments.

The Company evaluates the terms of its debt instruments to determine if any embedded derivatives or beneficial conversion features exist. Where applicable, the Company allocates the aggregate proceeds of the debt instrument between the warrants and the debt based on their relative fair values as codified in ASC 470. The fair value of the warrants issued to debt holders or placement agents are calculated utilizing the Black-Scholes-Merton pricing model or probability weighted binomial method depending on the terms of the warrant agreements. The Company amortizes the resultant discount or other features over the terms of the debt through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Derivative Financial Instruments

Derivatives are recognized at fair value as required by ASC 815 “Derivatives and Hedging” (“ASC 815”).  ASC 815 affects the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions are no longer recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company evaluated whether its warrants contain provisions that protect holders from declines in its stock price or otherwise could result in modification of either the exercise price or the shares to be issued under the respective warrant agreements.  The Company determined that a portion of its outstanding warrants contained such provisions thereby concluding they were not indexed to the Company’s own stock.

At March 31, 2011, the Company has recorded the fair value (Level 3) of the derivative liabilities of approximately $6.5 million, which consists of two components:

• the fair value of the warrant liability amounted to approximately $4.6 million based on a binomial pricing model of weighted average probabilities of potential down-round scenarios for our securities using similar assumptions as noted in Notes 10 and 13, of the Company’s condensed consolidated financial statements for the three months ended March 31, 2011 for the valuation of stock options, except that the value of the underlying common stock has been reduced by 20% to reflect a “lack of marketability” discount arising since the underlying shares issuable upon exercise of the warrant are restricted from resale under Section 5 of the Securities Act of 1933 and subject to legend removal under Rule 144 promulgated under the Securities Act of 1933; and

• the fair value of the convertible debt conversion feature amounted to approximately $1.9 million utilizing a level 3 market value based on pricing methodologies used to determine conversion features, which includes determining the fair value of the Company’s stock as of March 31, 2011.  Since the shares underlying the convertible debt may be subject to legend removal under Rule 144 by “tacking back” to the date of the original note issuance, it is not appropriate to apply a “lack of marketability” discount to the quoted stock price at the end of the measurement period.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Use of Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the revenues and expenses reported during the period. These estimates and assumptions are based on management’s judgment and available information and, consequently, actual results could differ from these estimates.

Recently issued accounting standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which became effective for us with the reporting period beginning January 1, 2011. Adoption of this new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

3.	Property and Equipment, Net

Property and equipment, net consist of the following:
	March 31, 2011	December 31, 2010

Manufacturing and laboratory equipment	$1,875,930	$1,875,930
Furniture and fixtures	156,543	156,543
Office equipment	334,065	334,065
Leasehold improvements	367,818	367,818
Software	205,210	205,210
	2,939,566	2,939,566
Less: Accumulated depreciation and amortization	(2,918,532)	(2,914,069)
Property and equipment, net	$21,034	$25,497

Depreciation and amortization expense, included in cost and expenses in the accompanying condensed consolidated statements of operations, was approximately $0.004 million and $0.03 million for the three months ended March 31, 2011 and 2010, respectively.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

4.	Accrued Expenses and Other

Accrued expenses and other consist of the following:	March 31, 2011	December 31, 2010

Compensation, accrued bonuses and benefits payable	$478,626	$439,745
Continuous motion patch machine costs and delivery	180,453	169,619
Reimbursement of development costs to Ferring (1)	1,354,566	1,354,566
Accrued insurance costs	52,241	103,518
Accounting, legal and consulting fees	567,324	671,124
Outside services	52,552	330,027
Food and drug administration fees	300,094	279,013
Other	325,559	284,696
Accrued expenses and other	$3,311,415	$3,632,308

(1) Represents liability for advances in 2009 of research and development costs under the License and Development Agreement with Ferring (see Note 8).

5.	Promissory Note Due to a Related Party

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

On December 28, 2009, the Company paid STSG $0.2 million to reduce the principal amount of the 2009 Promissory Note to $1.75 million. The balance of the principal amount of the 2009 Promissory Note and all accrued and unpaid interest thereon is to be repaid upon consummation of certain Qualified Financing.  This was still outstanding at March 31, 2011.

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

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The principal amounts of 2010 Notes sold and the number of warrants issued in conjunction therewith and the exercise price thereof are set forth below:

Offering Date	Original Note Amount	Less Converted Amount	Note Amount as of March 31, 2011	Interest Rate	Note Conversion Price (1)	Warrants Issued to Investors	Initial Exercise Price per Share

February 2010	$1,060,000	$25,000	$1,035,000	0.00%	$0.188	5,300,000	$0.20

May 2010	725,000	-	725,000	0.00%	$0.191	3,625,000	$0.25

	$1,785,000	$25,000	$1,760,000			8,925,000

(1)	Initial note conversion price was $0.20 and the rate decreases 1.5% every 90 days.

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

The following is a summary of debt issuance costs for the February 2010 and May 2010 financings:

Offering Date	Value of Finder Warrants Issued	Cash Commission	Total Debt Issuance Costs
February 2010	$1,181,476	$180,917	$1,362,393
May 2010	605,593	104,850	710,443

	$1,787,069	$285,767	$2,072,836

The following is a summary of amortization of debt issuance costs for the February 2010 and May 2010 financings:
Offering Date	Total Debt Issuance Costs	Less: Accumulated Amortization of Debt Issuance Costs as of December 31, 2010	Less: Amortization of Debt Issuance Costs for the three months ended March 31, 2011	Net Debt Issuance Costs at March 31, 2011
February 2010	$1,362,393	$66,641	$21,883	$1,273,869
May 2010	710,443	16,920	11,709	681,814

	$2,072,836	$83,561	$33,592	$1,955,683

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Upon consummation of the sale of the 2010 Notes, the Company determined the fair value of the aforementioned instruments and recorded debt discount in accordance with accounting for convertible instruments issued with detachable warrants (ASC 470).  The following is a summary of the debt discount for the February 2010 and May 2010 financings recorded on the condensed consolidated balance sheet as of March 31, 2011:

Offering Date	Face Amount	Less: Notes Debt Discount at inception	Plus: Accumulated Amortization of Note Debt Discount as of December 31, 2010	Plus: Amortization of Note Debt Discount for the three months ended March 31, 2011	Carrying Value
February 2010	$1,035,000	$1,035,000	$9,829	$19,046	$28,875
May 2010	725,000	725,000	38,465	11,829	50,294
	$1,760,000	$1,760,000	$48,294	$30,875	$79,169

In addition, the Company determined the aforementioned instruments also contain features that require derivative liability accounting treatment.  At March 31, 2011, the Company remeasured the fair value of these derivative liabilities and determined the fair value of the warrant liability. See Note 2 for description of the Company’s accounting policies on valuing such instruments. As a result of this remeasurement, the Company recognized income on these derivative financial instruments of approximately $3.3 million for the three month period ended March 31, 2011, and expense of approximately $0.7 million for the three month period ended March 31, 2010, on the condensed consolidated statement of operations, summarized as follows:

	Beneficial Conversion Feature		Warrants With “Ratchet” Anti-Dilution Provisions
Offering Date	Fair Value of Derivative at Issuance	Fair Value of Derivative as of March 31, 2011	Cumulative change in Fair Value of Derivative as of March 31, 2011	Fair Value at Issuance	Fair Value as of March 31, 2011	Cumulative change in Fair Value as of March 31, 2011
February-2010 (a)	$254,942	$1,096,845	$841,903	$780,058	$823,125	$43,067
May-2010	237,083	786,372	549,289	487,917	637,486	149,569

Finders Warrants
February-2010	-	-	-	1,153,611	329,250	(824,361)
May-2010	-	-	-	605,593	242,472	(363,121)
	$492,025	$1,883,217	$1,391,192	$3,027,179	$2,032,333	$(994,846)

(a) Original amount was $279,942, subsequently converted $25,000.

See roll forward of fair value of derivative instruments table in Note 13 Warrants and Derivative Instruments.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

7.  June 2010 Subordinated Convertible Promissory Notes and Conversion into Common Stock

On June 30, 2010, the Company consummated a private placement to accredited investors (“June Investors”) of $1.2 million principal amount of Subordinated Convertible Promissory Notes due September 30, 2010 (the “June 2010 Notes”).  The sale of the June 2010 Notes also included issuance to June Investors of five-year warrants to purchase an aggregate of 2,300,000 shares of the Company’s common stock with an exercise price of $0.25 per share.  The warrants contain a cashless exercise provision and “full ratchet” anti-dilution provisions. STVI acted as finder in connection with the private placement. At date of issuance, the fair value of the warrants was approximately $0.8 million.  In connection with the closing, the Company received net proceeds of $1.2 million, as the payment of cash finder fees were deferred until the next offering of equity instruments by the Company.  The Company incurred debt issuance costs with STVI, in its capacity as a finder for this transaction, in the amount of $0.3 million, which is included in deferred offering cost on the condensed consolidated balance sheets.  Such costs represent the fair value of the initial 460,000 warrants issued to STVI of $0.2 million and accrued finders fees of approximately $0.1 million, representing cash commission of up to 10% and a 3% expense allowance and warrants.  The Company issued additional warrants to investors and STVI, based on the conversion on September 30, 2010.  The Company determined that the warrants contain features which require liability accounting treatment.

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

In the aggregate, the Company issued 5,836,250 shares of its common stock to investors,  8,136,250 warrants to investors to purchase its common stock, and 2,300,000 warrants to STVI to purchase its common stock, in connection with the conversion of the June 2010 Notes.  The fair value of the warrants upon conversion was approximately $2.6 million.  Upon conversion of the June 2010 Notes, the Company recorded $0.3 million in interest expense on the consolidated statement of operations from the write-off of the remaining deferred offering costs. The fair value of the 10,096,250 warrants (which include 460,000 warrants issued to finders from initial June Note offering date) was $1.9 million, as of March 31, 2011.  As a result, the Company recognized a gain on derivative financial instruments of $0.8 million for the three months ended March 31, 2011 (using the weighted average probabilities of potential down-round scenarios and other assumptions utilizing a unmodified binomial model), on the consolidated statement of operations.  This private placement to accredited investors is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D, promulgated thereunder.

See roll forward of fair value of derivative instruments table in Note 13 Warrants and Derivative Instruments.

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

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

As of March 31, 2011 and December 31, 2010, the Company recorded approximately $1.4 million in accrued expense and other in the condensed consolidated balance sheets for estimated amounts due to Ferring.

9.	Related Party Transaction

In addition to the Promissory Note due to a Related Party described in Note 5 and finder’s fees described in Note 6 and Note 7, the MediSync transaction and the Interim Bridge Financing described in Note 14, the Company accrued consulting fees for Russell Potts, one of its directors, in the amount of $1,413 for the three months ended March 31, 2011, for consulting services and out of pocket expenses.

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

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

2010 Directors’ Incentive Plan

In March 2010, the Company’s Board of Directors unanimously approved the Company’s 2010 Outside Director Cash Compensation and Stock Incentive Plan (the “2010 Directors’ Incentive Plan”).  The 2010 Directors’ Incentive Plan, which replaces the 2007 Directors’ Incentive Plan, increases the number of authorized options under the Directors’ Incentive Plan from 2,583,333 options to 10,000,000 options.  As of March 31, 2011, the Company issued 4,745,245 options to purchase shares of the Company’s common stock under the 2010 Directors’ Incentive Plan.

Stock option activity for all plans for the three month period ended March 31, 2011 is as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price	Intrinsic Value
Outstanding at December 31, 2010	16,727,510	0.25 - 45.60	$0.81	$380,116
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Expired	(209,727)	0.29 - 45.60	15.23	-
Outstanding at March 31, 2011	16,517,783	0.25 - 45.60	0.72	$53,540
Exercisable at March 31, 2011	10,251,352	$0.25 - $45.60	$0.87	$40,160

The following table summarizes information about stock options outstanding and exercisable under all plans at March 31, 2011:

	Options Outstanding at March 31, 2011			Options Exercisable at March 31, 2011
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares	Weighted Average Exercise Price
$0.25-0.30	3,066,969	$0.27	8.16	2,313,716	$0.27
$0.31-0.35	5,747,637	0.35	8.83	3,265,292	0.35
$0.36-0.55	1,585,518	0.51	7.91	1,036,991	0.52
$0.56-0.65	5,747,637	0.65	8.84	3,265,292	0.65
$0.66-45.60	370,022	12.23	4.69	370,061	12.23
	16,517,783	$0.72	8.81	10,251,352	$0.87

The following table summarizes the Company’s unvested stock awards (see Note 11 – employment agreements for discussion of awards to certain officers) under all plans as of March 31, 2011 and 2010:

	As of March 31, 2011		As of December 31, 2010
Unvested Stock Option Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1,	7,557,535	$0.57	1,757,308	$0.69
Awards	-	-	12,594,724	$1.00
Forfeitures	(100,000)	$0.30	-	-
Vestings	(1,291,104)	$0.49	(6,794,497)	$0.49
Unvested at March 31,	6,266,431	$0.57	7,557,535	$0.57

Stock options available for grant under all stock option plans covered a total of 13,360,296 shares of common stock at March 31, 2011.  Stock options available for grant under the 2005 Stock Option Plan covered 8,105,541 shares of stock, and the 2010 Outside Director Stock Incentive Plans covered 5,254,755 shares of stock at March 31, 2011.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The fair value of stock-based awards was estimated using the Black-Scholes-Merton option-pricing model, or in the case of awards with market or performance based conditions, the binomial model with the following weighted-average assumptions for stock options granted in the three month periods ended March  31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Expected holding period (years)	5.0	5.0
Risk-free interest rate	2.38%	2.38%
Dividend yield	0%	0%
Fair value of options granted	$0.36	$0.36
Expected volatility	91.86%	91.86%
Forfeiture rate	15.38%	15.38%

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

The following table sets forth the total stock-based compensation expense resulting from stock options in the Company’s condensed consolidated statements of operations for the three month periods ended March 31, 2011 and 2010:

	Years Ended March 31,
	2011	2010
Research and development	$44,244	$209,195
General and administrative	260,831	975,174
Stock-based compensation expense before income taxes	305,075	1,184,369
Income tax benefit	-	-
Total stock-based compensation expense after income taxes	$305,075	$1,184,369

As of March 31, 2011, $1.8 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.9 years.

11.	Material Agreements

Senior Executive Employment Agreements

On November 21, 2008, the Company entered into an employment agreement with Dr. Hartounian, its Chief Executive Officer, effective as of May 1, 2008, which was renewed on April 7, 2010, and is currently set to expire on November 30, 2011. Dr. Hartounian’s base salary is $0.3 million per year and he is eligible for a bonus of up to 40% of his salary payable in cash. In connection with the extension of the term of the employment agreement, Dr. Hartounian is to be granted up to 7,423,970 options to purchase Company common stock, with two grants totaling 5,196,780 options having been issued as of February 2, 2010, and 2,227,190 options to be granted upon raising $7.0 million, in aggregate, by the Company. All options granted shall vest as follows: 35% immediately upon issuance and 65% quarterly over three years from date of grant.

On November 21, 2008, the Company entered into an employment agreement with Joseph N. Himy, its Chief Financial Officer, effective as of May 1, 2008, which was renewed on April 7, 2010, and is currently set to expire on November 30, 2011. Mr. Himy’s base salary is $0.2 million per year and he is eligible for a bonus of up to 25% of his salary payable in cash or stock. Mr. Himy is to be granted up to 2,227,191 options, with two grants totaling 1,559,034 options having been issued as of February 2, 2010, and 668,157 options to be granted upon raising $7.0 million, in aggregate, by the Company. All options granted shall vest as follows: 35% immediately upon issuance and 65% quarterly over three years from date of grant.

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

12.	Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per share for the three month periods ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income (loss)	$1,915,896	$(3,206,293)

Denominator:
Weighted average shares:
Basic	69,109,930	62,640,753
Diluted	85,880,312	62,640,753

Net income (loss) per share:
Basic	$0.03	$(0.05)
Diluted	$0.02	$(0.05)

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three month periods ended March 31, 2011 and 2010, respectively, are as follows:

	March 31,
	2011	2010
Weighted average shares outstanding-basic	69,109,930	62,640,753
Plus: Common share equivalents
Convertible debt	9,151,287	-
Warrants	7,284,423	-
Options	334,672	-
Weighted average shares outstanding-diluted	85,880,312	62,640,753

The following table shows common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period.

	March 31,
	2011	2010
Convertible debt	333,333	333,333
Warrants	6,048,263	16,498,089
Options	13,600,817	15,992,824
Total	19,982,413	32,824,246

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

13.	Warrants and Derivative Instruments

Warrant transactions for the three months ended March 31, 2011, are as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2010	33,639,513	$0.20–$143.25	$1.17
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding and exercisable at March 31, 2011	33,639,513	$0.20–$143.25	$1.17

The following table summarizes information about warrants outstanding, and exercisable,  of which 28,765,469 are classified as liability instruments, at March 31, 2011:

Exercise Price	Number of Shares	Weighted Average Exercise Price	Expiration Dates	Fair Value of Warrants Classified As Derivative Liabilities
$ 0.10-0.20	13,495,000	$0.20	2012 -2015	$2,092,475
$ 0.21-0.25	14,177,390	0.25	2014- 2015	2,525,413
$ 0.26-3.75	3,915,992	2.50	2011- 2015	-
$ 3.76-143.25	2,051,131	18.72	2010- 2014	4,058
$ 0.10-143.25	33,639,513	$1.17	2010-2015	$4,621,946

The following table summarizes the fair value of warrants classified as liability instruments and beneficial conversion features classified as liability instruments, recorded on the condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010:

Offering Date	Total Fair Value of Derivative as of March 31, 2011	Total Fair Value of Derivative as of December 31, 2010

October 2009 Financing	$637,168	$951,644
February 2010 (Note 6)	2,249,221	3,654,369
May 2010 (Note 6)	1,666,331	2,571,631
June 2010 (Note 7)	1,948,385	2,639,434
Other	4,057	18,686

	$6,505,162	$9,835,764

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table summarizes the change in fair value of derivative instruments, recorded on the condensed consolidated balance sheets during 2010 and through March 31, 2011.

	Fair value of warrants	Fair value of beneficial conversion features	Total
Balance December 31, 2009	$2,634,487	$-	$2,634,487

Fair value at date of issuance:
February 2010 Notes (Note 7)	1,933,669	279,942	2,213,611
May 2010 Notes (Note 7)	1,093,510	237,083	1,330,593
June 2010 Notes (Note 8)	3,408,507	-	3,408,507
	$6,435,686	$517,025	$6,952,711
Conversion of derivative instruments:
February 2010 Notes (Note 7)	$-	$(25,000)	$(25,000)

(Increase) decrease in fair value of derivative instruments, 2010:
2008 and prior warrants	$(275,981)	$-	$(275,981)
October 2009 stock and warrant issuance	(1,388,176)	-	(1,388,176)
February 2010 Notes (Note 7)	(224,076)	1,689,834	1,465,758
May 2010 Notes (Note 7)	113,881	1,127,158	1,241,038
June 2010 Notes (Note 8)	(769,073)	-	(769,073)
	$(2,543,426)	$2,816,992	$273,566

Balance December 31, 2010	$6,526,747	$3,309,017	$9,835,764

(Increase) decrease in fair value of derivative instruments, January 1, 2011 through March 31, 2011:
2008 and prior warrants	$(14,628)	$-	$(14,628)
October 2009 stock and warrant issuance	(314,476)	-	(314,476)
February 2010 Notes (Note 7)	(557,217)	(847,931)	(1,405,148)
May 2010 Notes (Note 7)	(327,431)	(577,869)	(905,300)
June 2010 Notes (Note 8)	(691,049)	-	(691,049)
	$(1,904,802)	$(1,425,800)	$(3,330,602)

Balance March 31, 2011	$4,621,945	$1,883,217	$6,505,162

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

14.	Subsequent Events

Merger with MediSync

On April 1, 2011, the Company executed the Merger Agreement as more specifically described above in Note 1.  The merger will be accounted for as a purchase.  The purchase price will be allocated to the fair value of the net tangible and identifiable intangible assets acquired.  Any excess of the purchase over the net tangible and identifiable intangible assets, will be allocated to goodwill. The following is a summary of certain terms and conditions set forth in the Merger Agreement.

Purchase Price

The Company paid the following consideration, consisting of common stock and warrants and options to purchase common stock of Vyteris, to the holders of debt and equity securities of MediSync in connection with the Merger:

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

In total, (i) 25,816,283 shares of unregistered Company common stock were issued to holders of MediSync common stock, convertible notes and other indebtedness, (ii) warrants to purchase 2,090,000 shares of Company common stock (with an exercise price of $0.20 and a five year term) were issued to holders of MediSync warrants, and (iii) options to purchase 1,683,750 shares of Company common stock were issued to holders of MediSync options. The consideration to be received for issuance of: (i) the 25,816,283 shares of Company common stock was 2,989,805 shares of MediSync common stock and forgiveness of $2,173,452 of convertible notes and other indebtedness; (ii) the warrants to purchase 2,090,000 shares of Company common stock was 418,000 warrants to purchase MediSync common stock; and (iii) the options to purchase 1,683,750 shares of Company common stock was 336,750 MediSync options.

The following table summarizes the preliminary allocation of the purchase price:
Assets:
Current assets	$42,680
Property and equipment and Other	19,407
Intangible asset, contractual rights	7,788,868
Total Assets Acquired	$7,850,955

Liabilities:
Current liabilities	$679,871
Total Liabilities Assumed	$679,871

Net Assets Acquired	$7,171,084

Total preliminary estimated purchase price	$7,171,084

VYTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

By agreement of the Boards of Directors of the parties, each share of MediSync common stock, and all warrants, options and convertible indebtedness of MediSync, were valued at $1.00 per share of MediSync common stock, and each share of the Company common stock was valued at $0.20 (which was the per share conversion price in the June 2010 convertible note financing transaction consummated by the Company and the most recent private placement transaction by the Company prior to the August 2010 negotiations regarding the purchase price for the acquisition of MediSync).  The transaction was approved by both Boards of Directors in March 2011.

Interim Bridge Financing

In April 2011, we raised $0.2 million in funding from the Company directors ("Initial Bridge Funding").  The notes issued in connection with this Initial Bridge Funding mature on June 30, 2011, and bear interest at the rate of 6% per annume.  This Initial Bridge Funding is insufficient to fund the Company’s operations beyond May 2011, and during that time, the Company will not pay for any nonessential services, including salaries for its management team, and it will continue to incur payables, as well as be unable to pay other payables which are already in arrears.  The Company is currently in negotiations with an investment banking firm with respect its acting as a selling agent for a longer term bridge financing expected to be launched on or about May 23, 2011, and the notes issued in conjunction with the Initial Bridge Funding will be converted on a dollar-for-dollar basis into the securities issued in this next round of bridge funding on the same terms.

Even if the Company is successful in raising the bridge financing set forth above, no inference can be made that this is an indication of potential success in raising equity financing needed to complete its business plan  The bridge capital is intended as a short term financing mechanism, and without successful completion of a larger financing by the Company, management willbe requied to curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Discontinuance of Drug Delivery Operation

In May 2011, the Company’s Board of Directors elected to implement a strategy to transform the Company into a diversified specialty contract research organization (CRO) organization.  This decision follows on the previously consummated merger with the MediSync. The Company will now focus all its efforts on consolidating opportunistic specialty businesses in the CRO, site management organization (SMO), and related services industry.  As a result, the Company is currently discontinuing its drug delivery business and plans to attempt to monetize its proprietary active transdermal drug-delivery assets as soon as possible.

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

Overview

Introduction

Vyteris, Inc. (the terms “Vyteris”, “we”, “our”, “us” and the “Company” refer to each of Vyteris, Inc. incorporated in the State of Nevada, its subsidiary, Vyteris, Inc. (incorporated in the State of Delaware), its subsidiary, MediSync BioServices, Inc. (“MediSync”) (incorporated in the State of Delaware) and the consolidated company) developed and produced the first FDA-approved, electronically controlled transdermal drug delivery system that transports drugs through the skin comfortably, without needles. We believe that this platform technology can be used to administer a wide variety of therapeutics either directly into the skin or into the bloodstream although we are not currently manufacturing or marketing any iontophoretic products. We hold approximately 50 U.S. and 70 foreign patents relating to the delivery of drugs across the skin using an electronically controlled “smart patch” device. This Management’s Discussion and Analysis contains information as of March 31, 2011 and as of the date of filing of this Form 10-Q.

On April 6, 2011, MediSync was merged into Vyteris (“Merger”), and is now our wholly owned subsidiary. MediSync’s business plan contemplates the acquisition and operation of contract research organizations (CROs) and related service businesses, and through the Merger, we have embarked upon our initial venture into the CRO space. MediSync engaged in one acquisition of a CRO in 2009, and we have entered into preliminary agreements with, and/or are negotiating arrangements with, several other target businesses.

Our CRO Business

MediSync is a Delaware corporation formed in 2006 for the purpose of consolidating preclinical and CROs and related businesses, including site management organizations (SMOs), which sub-contract clinical trial-related responsibilities from a CRO or pharmaceutical/biotechnology company, and post marketing surveillance companies, which monitors pharmaceutical drugs or devices after release into the market. MediSync believes that its future operations may provide added value to the pharmaceutical and biomedical industries, resulting in increased value to its shareholders. MediSync further believes that each CRO and related business that it acquires (each, an “Acquired Business”) may benefit from (a) potential cost savings and efficiencies proposed by its consolidation model, (b) the sharing of, and collaboration on, clinical research studies among the Acquired Businesses and (c) new services offered by other Acquired Businesses through the building of relationships between the employees and consultants of the various businesses.

Our Drug Delivery Technology

The Company is in the process of discontinuing its drug delivery operation.  Our active transdermal drug delivery technology is based upon a process known as electrotransport, or more specifically iontophoresis, the ability to transport drugs, including peptides, through the skin by applying a low-level electrical current. Our active patch patented technology works by applying a charge to the drug-holding reservoir of the patch. This process differs significantly from passive transdermal drug delivery which relies on the slow, steady diffusion of drugs through the skin. A significantly greater number of drugs can be delivered through active transdermal delivery than is possible with passive transdermal delivery. Our technology can also be used in conjunction with complementary technologies to further enhance the ability to deliver drugs transdermally.

Liquidity

On March 31, 2011, our cash position was $0.1 million, and we had a working capital deficit of $12.1 million. There is substantial doubt about our ability to continue as a going concern. We implemented several cost reduction measures in 2010 which continued into 2011, including headcount and salary reductions, reducing the level of effort spent on research and development programs, general decrease in overhead costs and renegotiation of our cost structures with our vendors. Especially in the current economic climate and given that 73.2% of our common stock is controlled by a single entity, additional funding may not be available on favorable terms or at all. Failure to obtain such financing would require management to substantially curtail operations, which would result in a material adverse effect on our financial position and results of operations. In the event that we do raise additional capital through a borrowing, the covenants associated with existing debt instruments may impose substantial impediments on us.

In April 2011, we raised $0.2 million in funding from our directors ("Initial Bridge Funding").  This Initial Bridge Funding is insufficient to fund our operations for more than a few weeks, and during that time, we will not pay for any nonessential services, including salaries for our management team, and we will continue to incur payables, as well as be unable to pay other payables which are already in arrears.  We are currently in negotiations with an investment banking firm with respect its acting as a selling agent for a longer term bridge financing into which the notes issued in the Initial Bridge Funding will be convertible on a pari passu basis. Our objective is to launch this bridge financing before May 23, 2011. Additionally, we engaged two other investment bankers in the first quarter of 2011 to assist in raising equity capital needed to complete our business plan.

Even if we are successful in raising the bridge financing set forth above, no inference can be made that this is an indication of potential success in raising equity capital needed to complete its business plan  The bridge financing is intended as short term, interim financing, and without successful completion of a larger financing, management will be required to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

However, unless we are able to raise additional funding, we may be unable to continue operations, including the need to raise funds necessary to closing on MediSync acquisition targets.  Especially in the current economic climate, additional funding may not be available on favorable terms or at all. Failure to obtain such financing will require management to substantially curtail operations, which will result in a material adverse effect on our cash flows, financial position, and results of operations.

Our CRO Business

MediSync is a Delaware corporation formed in 2006 for the purpose of consolidating preclinical and CROs and related businesses, including SMOs, which sub-contract clinical trial-related responsibilities from a CRO or pharmaceutical/biotechnology company, and post marketing surveillance companies, which monitors pharmaceutical drugs or devices after release into the market. MediSync believes that its future operations may provide added value to the pharmaceutical and biomedical industries, resulting in increased value to its shareholders. MediSync further believes that each CRO and related business that it acquires (each, an “Acquired Business”) may benefit from (a) potential cost savings and efficiencies proposed by its consolidation model, (b) the sharing of, and collaboration on, clinical research studies among the Acquired Businesses and (c) new services offered by other Acquired Businesses through the building of relationships between the employees and consultants of the various businesses.

Significant Accounting Policies

Our discussion and analysis of our financial position and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2010. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported revenues and expenses during the period.

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

Fair Value of Liabilities for Warrant and Embedded Conversion Option Derivative Instruments

Under applicable accounting guidance, an evaluation of outstanding warrants is made to determine whether warrants issued are required to be classified as either equity or a liability. Because certain warrants we have issued in connection with past financings contain certain provisions that may result in an adjustment to their exercise price, we classify them as derivative liabilities, and accordingly, we are then required to estimate the fair value of such warrants, at the end of each quarter. We use the weighted average probabilities of potential down-round scenarios and other assumptions utilizing an unmodified binomial model to estimate such fair value, which requires the use of numerous assumptions, including, among others, expected life, volatility of the underlying equity security, fair value of the underlying common stock, expectations of pricing of the future financing rounds, a risk-free interest rate and expected dividends. The use of different values by management in connection with these assumptions in the weighted average probabilities of potential down-round scenarios and other assumptions utilizing an unmodified binomial model could produce substantially different results. Because we record changes in the fair value of warrants or other features classified as liabilities as either a charge or credit in our consolidated statement of operations, significant changes in the underlying assumptions could have a material effect on our results of operations

Recently Issued Accounting Standards

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

Consolidated Results of Operations

The following table sets forth the percentage increases or (decreases) in certain line items on our condensed consolidated statements of operations for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010:

Revenues	4.7%
Research and development	(42.5)%
General and administrative	(48.3)%
Interest (income) expense, net	200.0%
Decrease in fair value of derivative financial instruments	588.7%
Net income (loss)	159.8%

Comparison of the Three Month Periods Ended March 30, 2011 and 2010

Revenues

Revenues were $15,000 for the three months ended March 31, 2011, compared to $14,323 for the comparable period in 2010, a decrease of 4.7% or $677.  Our revenue for the three months ended March 31, 2011 was mainly attributable to feasibility studies, of which will more likely than not, cease in the third quarter of 2011, with the Company focusing on its CRO segment.  Our revenue for the three months ended March 31, 2010 was primarily derived from reimbursement of product development costs from Ferring. We continue to seek other revenue sources; however, we cannot predict when and if we will be able derive new revenue sources in the near future or at all.

Research and development

Research and development expenses were $0.5 million for the three months ended March 31, 2011, compared to $0.8 million for the comparable period in 2010, a decrease of 42.5% or $0.3 million. Due to the termination of the Ferring project, we have instead allocated our research and development resources to internal development projects in the areas of therapeutic peptides and small molecules. Non-cash charges for the fair value of employee share-based payments included in research and development expense decreased by $0.2 million for the three months ended March 31, 2011 compared to comparable period in the prior year.

General and administrative

General and administrative expenses totaled $0.9 million for the three months ended March 31, 2011, as compared to $1.7 million for the comparable period in 2010, a decrease of 48.3%, or $0.8 million. The decrease in general and administrative expense is primarily attributable to the reduction in non-cash charge for the fair value of employee and director share-based payments of $0.1 million for the three months ended March 31, 2011 as compared to approximately $1.0 million for the comparative period in the prior year, partially offset by $0.2 million in acquisition costs associated with the MediSync merger.

Interest (income) expense, net

Interest (income) expense, net totaled $120,661 for the three months ended March 31, 2011, as compared to $40,224 for the comparable period in 2010, an increase of approximately $80,437 or 200.0%. The increase in interest (income) expense, net, for the three months ended March 31, 2011 is primarily attributable to the non-cash warrant expense and offering costs issued to investors in the February 2010 and May 2010 debt financings.

Increase in fair value of derivative financial instruments

We performed an evaluation to determine whether our equity-linked financial instruments (or embedded features) are indexed to our stock, including evaluating the instruments contingent exercise and settlement provisions in accordance with ASC Topic 815. This requirement affects the accounting for our warrants that protect holders from a decline in the stock price (or “down-round” provisions). This also affects the beneficial conversion feature of the 2010 Notes, which have an initial conversion price of $0.20 per share (but such price decreases by 1.5% each 90 day period that the instrument is outstanding, and contains a reset provision in the event subsequent equity raises are at a lower value). For the three month periods ended March 31, 2011 and 2010, we recorded a credit $(3.3) million and an expense of $0.7 million, respectively, in the condensed consolidated statement of operations due to the changes in the fair value of our issued warrants that contain such down-round provisions and the variable beneficial conversion feature, using the weighted average probabilities of potential down-round scenarios and other assumptions utilizing a unmodified binomial model.

Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern; however, we had cash and cash equivalents of $0.1 million and a working capital deficit of $12.1 million, as of March 31, 2011, which are not sufficient to allow us to continue operations without additional funding, especially given the fact that the Company has approximately $1.9 million in accounts payable which are more than 60 days past due, with increasing numbers of creditors either making claims and/or commencing litigation against us. Our need for liquidity and capital resources has greatly increased as a result of the consummation of the Merger and integration of the MediSync business with its separate capital requirements.  We need to raise capital to fund acquisitions of CROs as part of the MediSync business plan.  We also require additional funding to support our integration efforts and increased business operations.

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

As described below, we consummated our Initial Bridge Funding in April and have further capital raise plans under way for the second quarter of 2011.

Even if we are successful in raising the bridge capital set forth above, no inference can be made that this is an indication of potential success in raising equity capital needed to complete its business plan  The bridge capital is intended as short term, interim financing, and without successful completion of the larger financing by our investment bankers, management will, more likely than not, be required to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. These conditions raise substantial doubt about our ability to continue as a going concern.

Cash flows from operating activities

For the three-month period ended March 31, 2011, net cash used in operating activities was $0.3 million, as compared to $1.3 million of net cash used in operating activities in the comparable period in the prior year. The decrease in net cash used in operating activities for the three month period ended March 31, 2011 as compared to same period in the prior year is primarily related to the collection of $0.9 million in other receivables that were outstanding as of December 31, 2010.

Cash flows from investing activities

For the three-month periods ended March 30, 2011 and 2010, we did not incur any cash expenditures in investing activities as we significantly reduced variable spending as part of our cost reduction initiatives.

Cash flows from financing activities

During the three-month period ended March 31, 2010, we sold to accredited investors $1.1 million principal amount of Senior Subordinated Convertible Promissory Notes due 2013 which was partially offset by $0.2 million in related debt issuance costs.

We will remain almost wholly dependent upon financing activities to cover our operating and expansion costs until we are able to consummate acquisitions of MediSync targets which generate significant cash flow.  We may also in the future be able to receive funding from development transactions stemming from our drug delivery technology; however, such sources of potential revenue are a much longer term prospect and are dependent on our decision to continue development of this technology, if we so decide, and our ability to consummate any significant development or other agreements with our pharma product.

Financing History 2011 and 2010

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

Sale of State Net Operating Tax Losses

On December 23, 2009, we consummated a non-dilutive capital raise in the net amount of $0.4 million. The State of New Jersey approved the sale of our prior year’s state net operating tax losses and research tax credits through the New Jersey Economic Development Authority (NJEDA). The funding will be used for operations and capital expenditures in accordance with rules, regulations and stipulations set forth by the New Jersey program.

Cash Position

See “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on our cash position.

Subsequent events

Merger with MediSync

On April 1, 2011, the Company executed the Merger Agreement as more specifically described above in Note 1.  The merger will be accounted for as a purchase.  The purchase price will be allocated to the fair value of the net tangible and identifiable intangible, assets acquired.  Any excess of the purchase over the net tangible and identifiable intangible, assets, will be allocated to goodwill. The following is a summary of certain terms and conditions set forth in the Merger Agreement.

Purchase Price

The Company paid the following consideration, consisting of common stock and warrants and options to purchase common stock of Vyteris, to the holders of debt and equity securities of MediSync in connection with the Merger:

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

In total, (i) 25,816,283 shares of Company common stock were issued to holders of MediSync common stock, convertible notes and other indebtedness, (ii) warrants to purchase 2,090,000 shares of Company common stock (with an exercise price of $0.20 and a five year term) were issued to holders of MediSync warrants, and (iii) options to purchase 1,683,750 shares of Company common stock were issued to holders of MediSync options. The consideration to be received for issuance of: (i) the 25,816,283 shares of Company common stock was 2,989,805 shares of MediSync common stock and forgiveness of $2,173,452 of convertible notes and other indebtedness; (ii) the warrants to purchase 2,090,000 shares of Company common stock was 418,000 warrants to purchase MediSync common stock; and (iii) the options to purchase 1,683,750 shares of Company common stock was 336,750 MediSync options.

The following table summarizes the preliminary allocation of the purchase price:
Assets:
Current assets	$42,680
Property and equipment and Other	19,407
Intangible asset, contractual rights	7,788,868
Total Assets Acquired	$7,850,955

Liabilities:
Current liabilities	$679,871
Total Liabilities Assumed	$679,871

Net Assets Acquired	$7,171,084

Total preliminary estimated purchase price	$7,171,084

By agreement of the Boards of Directors of the parties, each share of MediSync common stock, and all warrants, options and convertible indebtedness of MediSync, were valued at $1.00 per share of MediSync common stock, and each share of the Company common stock was valued at $0.20 (which was the per share conversion price in the June 2010 convertible note financing transaction consummated by the Company and the most recent private placement transaction by the Company prior to the August 2010 negotiations regarding the purchase price for the acquisition of MediSync).  The transaction was approved by both Boards of Directors in March 2011.

Interim Bridge Financing

In April 2011, we raised $0.2 million in funding from the Company directors ("Initial Bridge Funding").  The Initial Bridge matures on June 30, 2011, with a 6% annual interest rate.  This Initial Bridge Funding is insufficient to fund the Company’s operations beyond May 2011, and during that time, the Company will not pay for any nonessential services, including salaries for its management team, and it will continue to incur payables, as well as be unable to pay other payables which are already in arrears.  The Company is currently in negotiations with an investment banking firm with respect its acting as a selling agent for a longer term bridge financing expected to be launched on or about May 23, 2011, and the notes issued in conjunction with the Initial Bridge Funding will be converted on a dollar-for-dollar basis into the securities issued in this next round of bridge funding on the same terms.

Even if the Company is successful in raising the bridge financing set forth above, no inference can be made that this is an indication of potential success in raising equity financing needed to complete its business plan  The bridge capital is intended as short term, interim finances, and without successful completion of a larger financing by the Company’s investment bankers, management will, more likely than not, be required to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Discontinuance of Drug Delivery Operation

In May 2011, the Company’s Board of Directors elected to implement a strategy to transform the Company into a diversified specialty contract research organization (CRO) organization.  This decision follows on the previously consummated merger with the MediSync. The Company will now focus all its efforts on consolidating opportunistic specialty businesses in the CRO, site management organization (SMO), and related services industry.  As a result, the Company is currently discontinuing its drug delivery business and plans to monetize its proprietary active transdermal drug-delivery assets as soon as possible.

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

ITEM 4. CONTROLS AND PROCEDURES

A. Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Principal Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based on the evaluation above, our Principal Executive Officer and our Principal Accounting Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective.

B. Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2011, there have been no changes in our internal controls or in other factors that could affect any corrective actions with regard to deficiencies and material weaknesses with respect to internal controls over financial reporting. As there has been no change in our internal controls since disclosure in our Form 10-K for the year ending December 31, 2010, filed with the Securities and Exchange Commission, on April 15, 2011 with regard to segregation of accounting duties, we reiterate the following material weakness which also existed as of December 31, 2010.

Segregation of Duties

As of March 31, 2011 we had an accounting staff limited to our Chief Financial Officer and two support staff members.  Limited resources in this area do not provide sufficient staffing for internal control purposes.  We monitor this situation closely and have ongoing plans to add support as needed in this area and as resources permit. In the first quarter of 2011, we eliminated one support staff position and engaged an experienced consultant. Due to the consummation of the Merger, we will need additional technical resources and support staff to integrate the new CRO business as well as winding down the drug delivery business.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. Except (i) as set forth below and (ii) for approximately $0.8 million in accounts payable collection claims and litigation, there are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows. Unless we are able to obtain sufficient funds to commence settlement of outstanding accounts payable, these numbers of claims and litigation are likely to increase.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report, as well as all other information included in all other filings, incorporated herein by reference, when evaluating the Company and its business. We only state those risk factors which may have changed from our Form 10-K, filed for the year ended December 31, 2010. If any of the following risks actually occurs, our business, financial condition, and results of operations could suffer. In that case, the price of our common stock could decline and our stockholders may lose all or part of their investment.

We continue to experience a severe, continuing cash shortage and without sufficient additional financing we may be required to cease operations, and this demonstrates uncertainty as to our ability to continue as a going concern.

As of March 31, 2011, our cash and cash equivalents amounted to $0.1 million. In 2010, we have had minimal revenue, and we have been dependent upon proceeds from financing activities to fund our operations. As of March 31, 2011, our current liabilities exceeded our current assets by approximately $12.1 million, and we have approximately $1.9 million in outstanding accounts payable which are over 60 days past due. If we do not continue to raise capital until we generate sufficient cash flow from operations to cover this working capital deficit, we may be required to discontinue or further substantially modify our business, in addition to the substantial cost cutting measures that have been implemented in the last two years. We cannot be certain that additional financing will be available to us on favorable terms when required, if at all. The failure to raise needed funds could have a material adverse effect on our business, financial condition, operating results and prospects. Additionally, we face mounting claims and litigation from our vendors and other parties to which we owe money, and we do not have sufficient funds to pay such payables and/or to defend litigation which may arise from nonpayment. These factors raise substantial doubt about our ability to continue as a going concern. The report of the independent registered public accounting firm relating to the audit of our consolidated financial statements for the year ended December 31, 2010 contains an explanatory paragraph expressing uncertainty regarding our ability to continue as a going concern because of our operating losses and our need for additional capital. Such explanatory paragraph could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any future financing that we may obtain.

We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability.

From November 2000 through March 31, 2011, we incurred net losses in excess of $222.9 million, as we have been engaged primarily in clinical testing and development activities. We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur significant losses for the foreseeable future and will endeavor to finance our operations through sales of securities and incurrence of indebtedness, of which there can be no assurance.

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

As of March 31, 2011, we had stock options to purchase 16,517,783 shares of our common stock outstanding, of which options to purchase 10,251,352 shares were exercisable. Also outstanding as of the same date were warrants exercisable for 33,639,513 shares of our common stock and senior secured debentures that can convert into 9,767,442 shares of our common stock. Exercise of any current or future outstanding stock options or warrants could harm the market price of our common stock.

We are a controlled company and our majority shareholder may take actions adverse to the interests of other shareholders.

As of March 31, 2011, Spencer Trask Specialty Group, LLC or STSG, beneficially owned approximately 73.2% of our issued and outstanding common stock. Due to this stock ownership, we are controlled by STSG and deemed a “controlled corporation”. This control occurred as a result of the December 22, 2009 restructuring and conversion into common stock of over $20.3 million of preferred stock and senior secured debt that we owed to STSG. STSG may take actions that conflict with the interests of other shareholders. Due to STSG’s voting control of our common stock, STSG has substantial control over us and has substantial power to elect directors and to generally approve all actions requiring the approval of the holders of our voting stock.

MediSync Risks (reference should be made to the Vyteris, Inc 2010 form 10-K for a description of the risk factors related to the MediSync business and acquisition)

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Vyteris, Inc.

Date: May 19, 2011	/s/ Haro Hartounian
Haro Hartounian
Principal Executive Officer

Date: May 19, 2011	/s/ Joseph Himy
Joseph Himy
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Item No.	Description

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification by the Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350